Form 10-Q
period 1996-04-30
WEBCO INDUSTRIES INC
filed 1996-06-14
CIK 916314

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE      ACT OF 1934

For the quarterly period ended    April 30, 1996

                                         or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number:    0-23242


                  WEBCO INDUSTRIES, INC.
 (Exact name of registrant as specified in its charter)

            Oklahoma                        73-1097133
(State or other jurisdiction of (I.R.S. Employer Identification No) incorporation or organization)

201 WOODLAND DRIVE,    SAND SPRINGS,   OKLAHOMA             74063
   (Address of principal executive offices)               (Zip Code)

                 (918)  241-1000
 (Registrant's telephone number, including area code)

             NOT APPLICABLE
(Former name, former address and  former fiscal year,
           if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      [X] Yes      [ ] No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan confirmed by a court.
                    NOT APPLICABLE                    [ ] Yes      [ ] No

           APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date 6,339,000 shares of Common Stock, $0.01 par value, as of May 31, 1996.

                          WEBCO INDUSTRIES, INC.

                            TABLE OF CONTENTS
                                                                Page
                                                               Number

PART I     FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited):
                    Balance Sheets                               3
                    Statements of Operations                     4
                    Statements of Cash Flows                     5
                    Notes to Unaudited Financial Statements      6-7
                    Report of Review by Independent
                     Accountants                                 8

          Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                   9-12

PART II     OTHER INFORMATION

          Item 1.  Legal Proceedings                             13
          Item 2.  Changes in Securities                         13
          Item 3.  Defaults Upon Senior Securities               13
          Item 4.  Submission of Matters to a Vote of
                   Security Holders                              13
          Item 5.  Other Information                             13
          Item 6.  Exhibits and Reports on Form 8-K              13

SIGNATURES                                                       14

                               WEBCO INDUSTRIES, INC.
                                  BALANCE SHEETS
                      (Dollars in thousands, except par value)
                                    (Unaudited)
                                             April 30,             July 31,
                                               1996                  1995
ASSETS
Current assets:
     Cash                                 $    1,427            $    1,659
     Accounts receivable, net                 13,580                12,297
     Inventories                              21,367                20,687
     Prepaid expenses                            484                   510
     Notes receivable from related parties       420                   420
     Deferred income tax asset                 1,244                   933

          Total current assets                38,522                36,506

Property, plant and equipment:
     Land                                      1,436                 1,436
     Buildings and improvements                8,619                 8,488
     Machinery and equipment                  48,555                47,272
     Furniture and fixtures                    1,953                 1,894
     Construction in progress                  3,862                 2,369
     Less accumulated depreciation
      and amortization                       (21,539)              (19,622)

     Net property, plant and equipment        42,886                41,837

Other assets                                   1,393                 1,015

          Total assets                     $  82,801             $  79,358


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                      $  10,956             $  13,699
     Accrued liabilities                       3,129                 4,803
     Current portion of long-term debt         1,698                 1,072

          Total current liabilities           15,783                19,574

Long-term debt                                22,716                17,985
Deferred income tax liability                  5,625                 4,477

Contingencies (Note 3)                             -                     -

Stockholders' equity:
     Common stock, $.01 par value,
      12,000,000 shares authorized,
      6,339,000 shares issued and outstanding     63                    63
     Additional paid-in capital               35,412                35,412
     Retained earnings                         3,202                 1,847

                                              38,677                37,322

          Total liabilities and
           stockholders' equity            $  82,801             $  79,358

See accompanying notes to unaudited financial statements


                        WEBCO INDUSTRIES, INC.
                       STATEMENTS OF OPERATIONS
           (Dollars in thousands, except per share amounts)
                            (Unaudited)

                          Three Months Ended              Nine Months Ended
                              April 30,                        April 30,
                        1996           1995               1996           1995
Net sales         $    26,338    $    26,282        $    74,005    $    72,595
Cost of sales          22,387         22,472             63,841         64,317
Gross profit            3,951          3,810             10,164          8,278
Selling, general
 and administrative     2,402          1,831              6,310          5,463
Income from
 operations             1,549          1,979              3,854          2,815
Unusual item:
 Shareholder litigation
 settlement and
 related litigation
 costs                      -          2,888                  -          3,390
Interest expense          547            524              1,663            727
   Income (loss)
    before income taxes 1,002         (1,433)             2,191        (1,302)
Income tax expense        381             32                835           138

Net income (loss) $       621    $    (1,465)        $    1,356   $    (1,440)

Net income (loss)
 per common share $      0.10    $     (0.23)        $     0.21   $     (0.23)

Weighted average
 common shares
 outstanding        6,339,000      6,339,000          6,339,000     6,339,000

See accompanying notes to unaudited financial statements

                           WEBCO INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                      Nine Months Ended
                                                          April 30,

                                                     1996            1995
Cash flows from operating activities:
     Net income (loss)                          $    1,356       $  (1,440)
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
          Depreciation and amortization              1,997           1,777
          Deferred income tax expense                  835             138
          (Gain) loss on sale of property,
           plant & equipment                            (1)              1
          (Increase) decrease in:
               Accounts receivable                  (1,283)         (2,688)
               Inventories                            (680)         (3,446)
               Prepaid expenses                         26             103
           Increase (decrease) in:
               Accounts payable                     (2,509)         (1,582)
               Accrued liabilities                  (1,674)          2,479

     Net cash used in operating activities          (1,933)         (4,658)

Cash flows from investing activities:
     Capital expenditures                           (3,207)         (7,260)
     Proceeds from sale of property, plant
      and equipment                                      1              15
     (Increase) decrease in other assets              (450)              5

     Net cash used in investing activities          (3,656)         (7,240)

Cash flows from financing activities:
     Proceeds from long-term debt                   80,300          85,536
     Principal payments on long-term debt          (74,943)        (72,963)

     Net cash provided by financing activities       5,357          12,573

Net increase (decrease) in cash                       (232)            675
Cash, beginning of the period                        1,659             511

Cash, end of the period                         $    1,427       $   1,186

See accompanying notes to unaudited financial statements

                       WEBCO INDUSTRIES, INC.
              Notes to Unaudited Financial Statements
Note 1 - General

     The accompanying unaudited condensed financial statements of Webco Industries, Inc. (the "Company") include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at April 30, 1996 and results of operations for the three months and nine months ended April 30, 1996 and April 30, 1995, and cash flows for the nine months ended April 30, 1996 and April 30, 1995. Results for the three and nine months ended April 30, 1996 are not necessarily indicative of results which will be realized for the full fiscal year. The year-end balance sheet was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended July 31, 1995, included in the Company's Form 10-K for the year ended July 31, 1995.

Note 2 - Inventory

     At April 30, 1996 and July 31, 1995, the components of inventory were as follows:

                                 April 30, 1996         July 31, 1995
          Raw materials            $11,043,000           $11,690,000
          Work-in-process            2,411,000             1,206,000
          Finished goods             6,971,000             6,815,000
          Maintenance parts
              and supplies             942,000               976,000

               Total..........     $21,367,000           $20,687,000


Note 3 - Contingencies

     The agreement in principle reached by the Company in April 1995 to settle the previously reported securities litigation entitled In re Webco Securities Litigation was approved by the court on February 5, 1996. The Statements of Operations included in this report reflect costs related to the shareholder litigation settlement in the caption "Unusual item". For a further discussion of the litigation, see Part II, Item 1: "Legal Proceedings".

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At April 30, 1996 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal expense to be approximately $126,000 which has been recorded as an accrued liability.

     In addition, the Company is a party to various other lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

     The reader should refer to the Company's 1995 Form 10-K: Part I, Item 3 "Legal Proceedings" for additional information regarding these matters.

<AUDIT-REPORT>
                    INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders
Webco Industries, Inc.

     We have reviewed the accompanying condensed balance sheet of Webco Industries, Inc. as of April 30, 1996, and the related condensed statements of operations for the three-month and nine-month periods ended April 30, 1996 and 1995 and cash flows for the nine-month periods ended April 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of July 31, 1995, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 27, 1995, we expressed an unqualified opinion on those financial statements.
In our opinion, the information set forth in the accompanying condensed balance sheet as of July 31, 1995 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
May 23, 1996
</AUDIT-REPORT>

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

General

     Webco Industries, Inc. (the "Company") is a specialty manufacturer of high quality carbon steel tubing and stainless steel tubing and pipe designed to industry and customer specifications. The Company's principal tubing products range in diameter size between quarter-inch and four inches and consist primarily of welded and cold drawn carbon steel tubing for the heat exchanger, boiler and mechanical tubing markets, and welded stainless steel tubing for the high efficiency furnace, instrumentation and small diameter pipe markets. The Company's products are delivered from its three production facilities in Oklahoma and Pennsylvania and from two distribution facilities in Oklahoma and Texas to more than 700 customers located primarily in the continental United States, Canada and Mexico.

Results of Operations for the Three Months Ended April 30, 1996 Compared to the Three Months Ended April 30, 1995

     Net sales for the period were $26,338,000, a slight increase over the $26,282,000 for the same period last year. While the tonnage of tubing sold during the period increased by approximately 2.8% as compared to the same period last year, the net average sales price per ton decreased by a similar amount. The increase in tonnage sold is a reflection of improved market penetration in the heat exchanger market and modest gains in the mechanical market. These were partially offset by a decline in shipments of boiler and stainless products. The net average sales price per ton decreased by approximately 2.6% as a result of the change in product mix consisting of a lower volume of higher priced stainless products with an increase in relatively lower priced mechanical tubing.

     Gross profit improved to $3,951,000 or 15.0% of net sales for the third quarter of fiscal 1996 as compared to $3,810,000 or 14.5% of net sales for the same quarter of fiscal 1995. The improvement in gross profit margin is attributable to a moderate decrease in the average cost per ton of steel sheet coils. A portion of this improvement however was adversely affected by an increase in the average manufacturing cost per ton.

     Selling, general and administrative expenses were $2,402,000 for the third quarter of fiscal 1996 as compared to $1,831,000 for the third quarter of fiscal 1995. Expressed as a percentage of net sales this is 9.1% and 7.0% for fiscal 1996 and 1995, respectively. The increase in fiscal 1996 is the result of the hiring and training of new employees and higher sales and marketing expenses associated with new product development.

     The current quarter's income from operations was $1,549,000 as compared to $1,979,000 for the same quarter last year. As a percentage of net sales, income from operations declined to 5.9% for the third quarter of fiscal 1996 from 7.5% for the same quarter of fiscal 1995. This decline in income from operations is primarily the result of costs related to new employees and new product development noted above.

     The third quarter of fiscal 1995 included approximately $2,888,000 for the settlement of, and legal and accounting fees relating to, the securities litigation discussed in Part II, Item 1: "Legal Proceedings". The Statement of Income included in this report reflects the $2,888,000 of costs related to the shareholder litigation in the caption "Unusual item" and is excluded from operating income.

     Interest expense for the period was $547,000 ($589,000 prior to any interest capitalization) as compared to interest expense of $524,000 ($561,000 prior to any interest capitalization) for the same quarter last year. The level of debt for the three months ended April 30, 1996 averaged approximately $25.7 million at an average interest rate of 8.69% as compared to an average borrowing level of $21.7 million at an average interest rate of 9.79% during the period ended April 30, 1995.

     The recorded income tax expense for the period ended April 30, 1996 is based upon the estimated annual effective federal and state income tax rates. The variance between the expected income tax expense and the recorded expense for the quarter ended April 30, 1995 results from the non-deductibility of a portion of the costs related to the securities litigation.

     Net income for the three month period ended April 30, 1996 increased to $621,000, or $0.10 per common share compared with a net loss of ($1,465,000) or ($0.23) per common share for the same three month period in the prior fiscal year.

Results of Operations for the Nine Months Ended April 30, 1996 Compared to the Nine Months Ended April 30, 1995

     Net sales for the nine months ended April 30, 1996 increased to $74,005,000 from $72,595,000 for the same period last year. This is the result of a 2.6% increase in the tonnage of tubing sold during the period. Tons shipped of boiler tubing and heat exchanger products increased 9% and 7%, respectively. These increases were adversely affected by an 11% decrease in tons sold of mechanical products. The combination of these changes in product mix resulted in a decrease in the average revenue per ton of less than one percent.

     Gross profit increased 22.8% to $10,164,000 for the first nine months of 1996 as compared to $8,278,000 for the same period last year. Gross profit expressed as a percentage of net sales improved to 13.7% for year-to-date fiscal 1996 compared to 11.4% for year-to-date fiscal 1995. The fiscal 1995 year-to-date gross profit margin was negatively impacted as price increases instituted in July 1994 did not keep pace with the cost of materials until the third quarter of fiscal 1995. In addition, the improvement in the 1996 year-to-date gross margin is also attributable to a decrease in the average cost per ton of steel sheet coils and a slight decrease in the average manufacturing cost per ton.

     Selling, general and administrative expenses were $6,310,000 for the first three quarters of fiscal 1996 as compared to $5,463,000 for the same period of the prior fiscal year. The increase is the result of higher commissions, the hiring and training of new employees, and higher sales and marketing expenses associated with new product development. Expressed as a percentage of net sales, selling, general and administrative expenses increased to 8.5% from 7.5% in 1995.

     Income from operations improved to 5.2% of net sales or $3,854,000 for the nine months ended April 30, 1996 as compared to 3.9% of net sales or $2,815,000 for the same period of the last fiscal year. This is an increase of $1,039,000 for year-to-date fiscal 1996 over year-to-date fiscal 1995.

     The first nine months of fiscal 1995 included approximately $3,390,000 for the settlement of, and legal and accounting fees relating to the securities litigation discussed in Part II, Item 1 "Legal Proceedings". The Statement of Income included in this report reflects the $3,390,000 of costs related to the shareholder litigation in the caption "Unusual item" and is excluded from operating income.

     Interest was $1,663,000 ($1,781,000 prior to any interest capitalization) for the current period as compared to $727,000 ($1,141,000 prior to any interest capitalization) for the same period in fiscal 1995. The increase in interest prior to any capitalization is the result of the average level of debt for the period ended April 30, 1996 of $25.3 million as compared to $17.8 million for the same period last year. This increase in debt resulted in part from the funding of the securities litigation settlement, as well as the financing of capital expenditures and increased levels of working capital. The average interest rate for the same nine month periods decreased from 9.30% in fiscal 1995 to 9.03% in fiscal 1996. The increase in the interest expense recognized for financial reporting purposes results from the higher debt level combined with lower capitalization of interest following completion of the new weld mill in January 1995 as well as the increase in debt.

     The recorded income tax expense for the nine months ended April 30, 1996 is based upon the estimated annual effective federal and state tax rates. The variance between the expected income tax expense and the recorded expense for the period ended April 30, 1995 results from the non-deductibility of a portion of the costs related to the securities litigation.

     Net income for the nine month period ended April 30, 1996 increased significantly to $1,356,000, or $0.21 per common share compared with a net loss of $(1,440,000), or $(0.23) per common share for the same nine month period in the prior fiscal year.

Liquidity and Capital Resources

     Net cash used in operations was $1,933,000 for the nine months ended April 30, 1996 versus $4,658,000 for the nine month period ended April 30, 1995. Net income plus depreciation, amortization and deferred taxes for the current period improved to $4,188,000 as compared to $475,000 for the same period last year. The difference between net cash used in operations and net income plus non-cash items for the respective periods primarily represents increases in working capital.

     Net cash used in investing activities for the nine months ended April 30, 1996, was $3,656,000. This is primarily the result of capital expenditures on various projects implemented for productivity improvement.

     The Company expects cash flow from operations and borrowings under its credit facility to fund its operating and capital expenditure cash flow needs for the remainder of this fiscal year.

     The Company, as of April 30, 1996, had $3.7 million available under a line of credit and a long term debt-to-equity ratio of 59%. The net borrowings under the line of credit of $6.0 million were used primarily for capital projects, payment of the $2.4 million litigation settlement, payment of term debt, and to support increased levels of inventory and accounts receivable. Inventory levels peaked during the first quarter of fiscal 1996 but have been reduced during the second and third quarters.

                    PART II.  OTHER INFORMATION

Item  1.     Legal Proceedings

     The agreement in principle reached by the Company in April 1995 to settle the previously reported securities litigation entitled In re Webco Securities Litigation was approved by the court on February 5, 1996. Pursuant to the agreement, the portion of the settlement paid by the Company into escrow on August 8, 1995 was $2,400,000.

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At April 30, 1996 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal expense to be approximately $126,000, which has been recorded as an accrued liability.

     In addition, the Company is a party to various other lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

     The reader should refer to the Company's 1995 10-K: Part I, Item 3:
     "Legal Proceedings" for additional information regarding these matters.

Item  2.     Changes in Securities
     None

Item  3.     Defaults Upon Senior Securities
     None

Item  4.     Submission of Matters to a Vote of Security Holders
     None

Item  5.     Other Information
     None

Item  6.     Exhibits and Reports on Form 8-K
     A. Exhibits

          None

     B. Reports on Form 8-K

          None

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WEBCO INDUSTRIES, INC.



     June 12, 1996            /s/F. William Weber
                              F. William Weber
                              Chairman
                              Chief Executive Officer
                              Director


     June 12, 1996            /s/Dana S Weber
                              Dana S. Weber
                              President
                              Chief Operating Officer
                              Director


     June 12, 1996            /s/Harry G. Dandelles
                              Harry G. Dandelles
                              Treasurer
                              Chief Financial Officer
                              Vice President of Finance and Administration