Form 10-K
period 1996-07-31
WEBCO INDUSTRIES INC
filed 1996-10-30
CIK 916314

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                       Form 10-K

[X]                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                       For the fiscal year ended July 31, 1996
                                        OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the Transition Period from __________ to __________.

                            Commission File No. 0-23242

                              WEBCO INDUSTRIES, INC.
              (Exact name of registrant as specified in its charter)

                    Oklahoma                               73-1097133
          (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)          Identification Number)

                   201 Woodland Drive
                 Sand Springs, Oklahoma                        74063
          (Address of principal executive offices)          (Zip Code)

          Registrant's telephone number, including area code - (918) 241-1000 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                          Name of Each Exchange
              Title of Each Class                         on Which Registered
          Common Stock, par value $.01                             AMEX

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X      No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          As of September 30, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $16,982,675.

DOCUMENTS INCORPORATED BY REFERENCE:  Part III, Items 10 through 13.

                      Portions of the Company's definitive Proxy Statement in connection with its Annual Meeting.

                            WEBCO INDUSTRIES, INC.

                             TABLE OF CONTENTS

                                                                     Page

                                    PART I

Item 1.          Business                                               3
Item 2.          Properties                                            12
Item 3.          Legal Proceedings                                     12
Item 4.          Submission of Matters to a Vote of Security
                 Holders                                               13


                                    PART II

Item 5.          Market for Registrant's Common Stock and Related
                  Stockholder Matters                                  14
Item 6.          Selected Financial Data                               15
Item 7.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  16
Item 8.          Financial Statements and Supplementary Data           21
Item 9.          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                  37


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant   37
Item 11.          Executive Compensation                               37
Item 12.          Security Ownership of Certain Beneficial Owners
                   and Management                                      37
Item 13.          Certain Relationships and Related Transactions       37


                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                 38

                           WEBCO INDUSTRIES, INC.
                                 FORM 10-K

                                   PART I

ITEM 1.          BUSINESS

GENERAL

     Webco Industries, Inc. ("Webco" or the "Company"), an Oklahoma corporation founded in 1969 by F. William Weber, chairman of the board and chief executive officer, is a specialty manufacturer of high-quality carbon steel tubing and stainless steel tubing and pipe designed to industry and customer specifications. Based on the Company's knowledge of the specialty tube industry, management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger tubing and welded boiler tubing, and the leading supplier of stainless tubing for the high efficiency furnace market. Commencing in fiscal 1996, the Company manufactures and markets, through its QuikWater division, a patented direct contact water heater with unique environmental and energy saving advantages for a wide variety of end use markets. The Company's products are delivered from its three production facilities in Oklahoma and Pennsylvania and from two distribution facilities in Oklahoma and Texas to more than 700 customers located primarily in the continental United States, southern Canada, and northern Mexico.

INDUSTRY OVERVIEW

     Specialty tubing producers occupy a niche between the primary steel producers and customers who utilize precision tubing in the manufacture of products primarily for the capital goods and consumer durables industries. As contrasted with commodity pipe producers, specialty tube mills manufacture products which are engineered and tailored for more specialized and critical end-use applications. As a result of improving production technologies, the welded tube industry has grown over the years as a replacement for higher cost seamless tubing. Webco produces only precision welded tubing and buys a small amount of seamless tubing for further processing and distribution.

     The specialty tubing industry was once dominated by the major integrated steel producers. Over time, these integrated producers lost their competitive advantage and have largely withdrawn from this segment. In addition, over the past decade the industry has undergone substantial consolidation, as well as rationalization of less efficient producers. The industry, however, continues to be highly fragmented and is currently comprised of approximately 125 third-party producers which generally occupy relatively focused market niches.

     The specialty tubing industry has been affected by certain trends which are expected to continue over the next several years. First, customers' increasing emphasis on just-in-time inventory methods has required tube producers to increase operating efficiencies to accommodate more frequent, but smaller sized orders. Second, customers' desires to cut operating costs through the outsourcing of specific processing functions, such as specialty tube manufacturing, will allow third-party tube mills to replace production from captive mills. Finally, as a direct result of the technological revolution of thin-slab casting, as developed by Nucor Corporation ("Nucor"), the Company believes that the cost for sheet coil will decline in relative terms over time, thus reducing the cost of welded steel tubular products and potentially increasing demand for this product.

MILL 3

     The core of the Company's most recent major capital investment strategy is a highly-automated high frequency welded tube mill ("Mill 3") at the Sand Springs, Oklahoma facility, which was placed into service near the end of the second quarter of fiscal 1995. During fiscal 1992 through 1996, the Company spent $20.9 million for capital projects, of which approximately 30% has been spent on the installation and enhancement of this mill. While Mill 3 is currently producing approximately 20,000 tons annually, the Company anticipates that it has the potential when fully staffed to double the Company's tonnage production capacity to 140,000 tons annually, while improving operating efficiency, reducing operating costs, and broadening the Company's product line.

     As a result of advanced mechanical design and computer aided operations, Mill 3 has reduced the changeover time for producing varying products to under four hours, compared to approximately 14 to 16 hours for comparably sized welding equipment predominantly used in domestic mills. When computerized controls are fully implemented, this technology is expected to further improve changeover times and reduce tooling costs by approximately 75% as compared to conventional domestic mills and to reduce by over 90% the amount of scrap material produced when restarting the equipment after a changeover. The improved speed and efficiency of changeovers should reduce operating costs and enable the Company to economically produce smaller order quantities, thereby improving Webco's flexibility in responding to customers' needs.

     Mill 3 is designed to produce .500 inch wall thickness products. In the future as cold draw facilities are increased this will enable the Company to produce .437 inch maximum wall thickness cold drawn products. The mill is successfully producing .425 inch wall thickness tubing allowing .375 inch wall thickness tubing to be produced from its cold draw process, which is the maximum thickness under current cold draw limitations. The Mill 3 installation is successful except for the cut-off machine that was supplied by Thermatool/Alpha. After considerable effort with the manufacturer to correct design deficiencies in order to meet original specifications, the Company has decided to purchase replacement equipment with alternative, but proven technology. Installation is expected to be completed during the second quarter of fiscal 1997, and be fully operational thereafter. The Company expects that the new cut-off will allow Mill 3 to produce tubing to its original design sizes. The Company is aware of only three competitors in the United States that are capable of manufacturing products in these increased thickness to a diameter (T to D) ratios.

     Most of the components of Mill 3 were purchased during fiscal 1989 and 1990 and stored at the Sand Springs facility. Due to financial constraints imposed by its prior lender, the Company was unable to commence installation of the new weld mill until November 1993 following the refinancing of its principal indebtedness. Production from the mill commenced late in the second
quarter of fiscal 1995.    The Company is aware of only one similar mill
operating in the United States, a duplicate recently installed in Toronto, Canada and at least six comparable mills currently operating in Europe and Asia.

MANUFACTURING PROCESSES

     Electric Resistance Weld Process. The Company maintains a substantial inventory of steel sheet coils from which it manufactures electric resistance welded tubing. This steel is in the form of a continuous sheet, typically 48 to 60 inches wide, between .049 and .425 inches thick, and rolled into 15 to 20 ton coils. Steel coils used at the Oil City facility through July 1996 and steel coils over .180 inches thick used at the Sand Springs facility are slit to pre-designated width by outside vendors. In the fourth quarter of fiscal 1996 the Company completed the installation of a slitter at its Oil City facility which will allow for slitting of steel sheet coils up to .315 inches thick and reduce outside costs including freight.

     All customer orders for manufactured products are entered into a computerized order entry system, and appropriate coiled steel inventory is then selected and scheduled for processing in accordance with the customer's delivery date and product specifications. The Company attempts to maximize efficiency by combining orders for optimum size runs.

     The manufacturing cycle begins with the slitting of wide coils into narrow bands. The outside diameter of the tube to be produced determines the width of the slit band. Conversion from slit band to carbon and alloy tubes is accomplished by (i) continuously roll forming into the desired tubular diameter; (ii) continuously welding the edges using the high frequency welding process; and (iii) cutting to approximate finished length or multiples thereof. After the tube has been welded and depending upon product specifications, it may be moved to three further processing stations for annealing (heat treatment through an atmospherically controlled roller hearth furnace), straightening through rotary straighteners, and finishing
(i.e., cut-to-length, non-destructive test, stencil, oil coat and package).

     This process produces heat exchanger tubing, boiler tubing, mechanical tubing and raw material for the cold drawing process (which does not go through the finishing process). This tubing is primarily made-to-order, with smaller amounts produced for inventory.

     Cold Drawing Process. The Company maintains a substantial inventory of tubing which is raw material for the cold drawing process. Most of this tubing is manufactured by the Company's own high frequency welded tube mills. Since the implementation of Mill 3 near the end of the second quarter of fiscal 1995, the production of welded tube hollows has shifted from Oil City to Sand Springs. This shift in production has allowed the Company to reduce inventories of steel sheet coils and steel tubing while reducing freight costs and better meeting the needs of its customers. In addition, Mill 3 has allowed the Company to increase its offering of cold drawn products from .250 inch to
 .375 inch wall thickness. Cold drawing permits greater flexibility and precision (as compared to the high frequency weld process) in meeting customer specifications of tube diameters, wall thickness and other characteristics.

     Customer orders are entered into a computerized order entry system. The software selects the starting raw material from inventory that will optimize yields and efficiency and meet the customer's specifications and required delivery schedule. After the proper material has been selected for each specific order, it is cut to the desired piece weight. The tube is then (I) pickled and lubricated through a series of tanks, (ii) cold reduced to point the tube ends, and (iii) cold drawn (cold reduction of outside diameter and inside diameter and elongation of tube). After the cold drawn tube has been manufactured to finished size, it is moved to three further processing stations for annealing, straightening and finishing.

     This process provides precision tubular products for mechanical tubing and a limited amount of heat exchanger tubing, primarily made-to-order.

     Welded Stainless Tube Processing. The manufacturing cycle for the stainless steel weld mill operations begins with the receipt by the Company of stainless steel coils slit to a pre-designated width by their supplier.

     Customer orders are entered into the computerized order entry system. The proper slit coils are selected and fed into the stainless weld mills to be formed into a tubular shape and welded by a tungsten inert gas process. After welding, the tube is annealed, cooled, straightened, stenciled, non-destructively tested, cut to length and packaged for shipment. For some special customer requirements, the tubing is coiled to various lengths. All of this processing is performed in a continuous operation.

     This process provides air-cooled heat exchanger tubing for residential furnaces, instrumentation tubing and small diameter stainless pipe. A majority of the stainless products are made to order.

     The following table sets forth the processing and other techniques performed at Webco's facilities:

                                   Manufacturing                  Distribution
                             Sand                             Sand
                           Springs,   Oil City,   Mannford   Springs,   Nederland
                           Oklahoma     Penn.     Oklahoma   Oklahoma     Texas
Cold Drawing                  X
Slitting                      X          X
Welding                       X          X           X
Annealing                     X          X           X          X           X
Straightening                 X          X           X
Cut-to-Length                 X          X           X          X           X
Electronic Non-Destructive
      Testing:
          Eddy Current        X          X           X
          Flux Leakage        X
          Ultra-Sonic         X          X
Hydro Static Testing          X                      X          X
Stenciling                    X          X           X
Bending                                                         X           X
Bar Coding                    X          X           X          X           X
Computerized Shop Floor
       Control                X          X
Metallurgical Lab &
       Spectrometer           X
Statistical Process Control   X          X           X

PRODUCTS
     The Company produces tubing for a wide variety of markets and end use applications. The Company seeks to identify niche markets and customers that have been serviced by high cost and low service competitors. The heat exchanger and boiler tube markets are examples of the Company achieving significant penetration following this strategy. Based on the Company's knowledge of the specialty tube industry, management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger tubing and welded carbon boiler tubing, and that it is the leading supplier of stainless steel tubing for the high efficiency furnace market. The Company is currently targeting the carbon mechanical tube market for future growth. Prior to the implementation of Mill 3, capacity limitations prevented the Company from actively pursuing this market. However, with these limitations eliminated, the Company is building a market share for mechanical tubing given its low cost structure and high product quality, together with the Company's commitment to customer service. A detailed description of the Company's products by the four major end-use markets follows:

     Carbon Heat Exchanger Tubing. Most of the tubing the Company manufactures for this application comes directly from the weld mill process. The Company believes it is currently the market leader in the manufacture of welded carbon heat exchanger tubing in the United States. Due to the Company's leading market position, the Company expects growth to come from growth in the total market.

     Heat exchangers generally fall into two broad categories, shell and tube, and air cooled. Shell and tube heat exchangers are used to control temperatures or to recover waste heat in, among other things, power stations, petrochemical plants, and refineries. Air cooled heat exchangers are used to dissipate heat generated by industrial processes in, among other things, gas compressor stations and petrochemical plants. The Company manufactures carbon tubing suitable for both shell and tube and air cooled heat exchangers.

     Boiler Tubing. The Company produces welded boiler tubing from both the Sand Springs, Oklahoma, and Oil City, Pennsylvania, facilities. This capability enables the Company to cost-effectively serve this market throughout the continental United States and eastern Canada. Since the opening of the Oil City facility in fiscal 1990, the Company believes it has significantly expanded its market share.

     The Company's products are used for the manufacture and maintenance of boiler systems for utilities, waste-heat recovery units, industrial and commercial facilities, and co-generation plants. While maintenance is an ongoing requirement, new boiler manufacturing generally depends on industrial plant expansion and construction of new energy production facilities.

     Stainless Products. The Company serves four sub-markets within the small welded stainless product category: furnace tubing, instrumentation tubing, pipe, and mechanical tubing. The end uses for these products include appliances, industrial plant piping systems, instruments for the petrochemical industry, and a variety of other capital goods applications. The Company is a small, niche producer, due to both product and size and capacity constraints.

     The Company has targeted the high efficiency furnace market and believes it is currently the leading supplier of stainless tubing to this market. To achieve this position, the Company worked closely with both its customers and suppliers to develop what at the time was the only as-welded (i.e., produced directly from the weld mill) tubing product in the industry which meets this market's strict tolerance specifications.

     Mechanical Tubing.    Mechanical tubing includes both as-welded and cold
drawn tubing. Most of the products the Company manufactures from its cold draw processes are for mechanical tube applications. The end-uses for these products are very diverse and include hydraulic cylinders, automotive components, appliances, farm equipment, and a wide variety of consumer durables (such as bicycles and lawnmowers) and capital goods. The Company is currently a relatively small producer in this market.

     In conjunction with Mill 3, the Company has targeted the mechanical tubing market as a major growth area over the next several years. This market continues to undergo a major structural change in which final assembly manufacturers (automotive, appliance, etc.) outsource component parts and emphasize just-in-time inventory management to reduce production costs. Webco believes that this market, which is largely comprised of original equipment manufacturers ("OEMs"), provides an opportunity for the Company to gain market share by utilizing its technological capabilities to offer superior quality, customer service, and customized products at competitive prices.

COMPETITION

     Specialty steel tube manufacturing is a highly competitive market in which companies compete on the basis of price, quality, service and ability to fill orders on a timely basis. Public data concerning the size of the markets in which the Company participates is not available. Based on the Company's knowledge of the specialty tube industry, the Company believes that it is the domestic market share leader in welded carbon heat exchanger tubing, stainless steel high efficiency furnace tubing and welded carbon boiler tubing. Although the Company has a small share of the mechanical tubing market, management believes that it is well positioned to increase its market share over the next several years.

     The Company's major competitors include Quanex Corporation for carbon heat exchanger tubing, Plymouth Tube Company for carbon boiler tubing, Damascus/Bishop Tube, Inc. and Gibson Tube, Inc. for stainless products, and Copperweld Corporation, John Roberts Industries, Pittsburgh Tube Company and Lone Star Steel Company for mechanical tubing. Certain of these competitors are larger and have access to greater financial resources than the Company. Most of these competitors are unionized.

     The Company believes that its non-union status, geographic balance, focused niche strategy, product quality, customer service and continued emphasis on technical innovations position it to compete effectively within each of its niche markets.

BACKLOG

     The Company's firm backlog of orders at July 31, 1996 and July 31, 1995 were $19.8 million and $19.5 million, respectively. Orders, including a portion of the orders considered firm, are generally cancelable by the customer until work has commenced and the Company has committed resources; thereafter, orders are generally cancelable by the customer only upon payment of a cancellation penalty.

QUALITY CONTROL

     The supply of quality products and service is critical to the Company's success. To help foster continuous improvements in quality and service, the Company, through its corporate quality management department, instituted a total quality management system based upon ISO 9000 quality system standards. In early 1994, the Company achieved ISO 9002 certification at its Sand Springs, Oklahoma manufacturing facility. ISO 9002 certification at its Oil City, Pennsylvania manufacturing facility followed in early 1995. In support of the total quality management system, the Company has created an environment that emphasizes and utilizes teamwork to support continuous improvement of quality and service.

     Fundamental to the Company's quality system is the control of the product and process, from raw material procurement to the ultimate delivery of finished goods to the Company's customers. Physical and chemical analyses are performed on raw materials to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet the Company's requirements. The Company has also developed stringent process controls, including Statistical Process Control, non-destructive testing methods, and standardized operating and inspection procedures, to provide assurance of quality, and to ensure that the customer's requirements are met, throughout the manufacturing process.

SUPPLIERS

     The Company purchases steel sheet coil produced by a number of primary steel producers, including but not limited to Wheeling-Pittsburgh Steel Corp., and Nucor for carbon steel and J. & L. Specialty Products Corporation, and Allegheny Teledyne Inc., for stainless steel. In addition, Webco purchases from intermediate steel processors and brokers in order to benefit from their continued purchasing power or for their specialized processing capabilities. Webco monitors and purchases all raw material periodically from foreign sources, as conditions dictate, to obtain a competitive landed cost. The Company orders steel to specified physical characteristics and chemistry. By purchasing in large quantities at consistent predetermined intervals, Webco purchases quality raw materials at lower competitive prices. All increments of the cost of purchasing and landing steel are continually monitored, reviewed and acted upon. Webco believes that it is not dependent on any one of its suppliers for raw materials.

     Webco understands that the supplier base is critical to its economic health. Consistent effort is made to develop long-term partners who provide material at acceptable quality, cost and delivery and are, themselves, economically stable. Many of Webco's suppliers have been supplying product to the Company for 15 to 20 years.

MARKETING AND CUSTOMER SERVICE

     The Company's products and services are sold primarily by the Company's direct sales personnel and its network of manufacturers' representatives throughout the United States.The Company's product line represents over 50% of most of these representative organization's total sales. The Company's representative network does not sell products which compete with the Company's products. Sales made through one manufacturers' representative organization accounted for approximately 52% of the Company's annual sales. The Company does not believe that loss of this or any other representative organization would have a material adverse effect on the Company.

     The Company's sales and marketing efforts are directed by a vice president of sales and marketing and its product sales managers. These efforts are supported by its distribution organization, internal sales staff and technical services group. The Company also emphasizes the use of its technical and engineering support staff in its product development and marketing efforts.
The Company's technical services, operating, engineering, quality , sales, product planning and purchasing staffs work closely with its customers and suppliers to develop products that meet specific customer applications. Variables in the product development process include the steel's micro structure, chemistry, mechanical properties, surface finish, machinability, and product consistency. The Company believes this process is integral to its sales effort and provides the Company with a competitive advantage.

CUSTOMERS AND DISTRIBUTION

     The Company manufactures and distributes specialty steel tubular product for sale to a diverse group of more than 700 customers. No single customer represents in excess of 4% of the Company's net sales. In addition, no one end-use sector represents more than 15% of net sales. The Company's ten largest customers represent approximately 25% of net sales. Approximately 80% of the Company's sales are directly to industrial customers, including manufacturers of heat exchangers, high efficiency home heating furnaces, appliances, automotive components, power generation equipment, waste heat recovery systems, industrial and commercial boilers, and other consumer durables. The remaining 20% of the Company's tubing sales are made to steel service centers and distributors, one of the largest customer categories of the steel industry.

     While the Company ships product throughout North America, many of its markets and customers are located within a 500-mile radius of its manufacturing and distribution locations. As it concerns these markets and customers, this geographic advantage places the Company in a more cost competitive position relative to most of its competitors. The Company transports product for local delivery via Company-owned or leased vehicles. Longer distance deliveries are generally made via independent trucking firms.

     The Company offers its finished product for shipment directly from its three manufacturing locations. In addition, it also inventories finished goods and functions as its own distributor in some of its markets. Such markets and customers are served on a just-in-time basis from the Company's Oklahoma and Texas distribution locations. Finished goods inventories for distribution generally are suitable for sale to many customers and generally are not unique to a specific customer's needs.

     The Company believes that its long-term relationships with many of its customers are a significant factor in its business and that pricing, quality and service are the most critical factors in maintaining these relationships. Certain Company executive officers actively participate in the Company's marketing efforts and have developed sound business relationships with senior management of many of the Company's principal customers.

GOVERNMENT REGULATION

     The Company's distribution and manufacturing facilities are subject to many federal, state, and local requirements relating to the protection of the environment. The Company continually examines ways to reduce emissions and waste and to effect cost savings relating to environmental compliance. The

Company has its own in-house environmental engineer who leads the Company's environmental program. Management's philosophy is to implement environmental controls that meet or exceed current and foreseeable legal requirements. Management believes that it is in material compliance with all environmental laws, does not anticipate any material expenditures to meet environmental requirements, and generally believes that its processes and products do not present any unusual environmental concerns. See "Item 3. Legal Proceedings."

     The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. Management believes that it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.

EMPLOYEES

     As of September 30, 1996, the Company employed 640 people. None of the Company's employees is covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

FORWARD LOOKING STATEMENTS

     Some of the information in this Form 10-K constitutes "forward looking" statements within the Company's interpretation of the Private Securities Litigation Reform Act of 1995.

     Although the company believes its expectations are based on reasonable assumptions within the framework of its knowledge of the specialty tubing business and the markets served by its products, there is no assurance that financial goals will be achieved.

     Factors that could cause actual results to differ from those in forward looking statements, or used as a basis for forward looking statements, include the availability and cost of stainless and carbon sheet coils, the labor supply near the Company's manufacturing facilities, interest rate fluctuations and other capital market conditions. Other factors include competitive developments by domestic and global suppliers of specialty steel tubing and pipe.

ITEM 2.          PROPERTIES

The Company's principal properties presently consist of three manufacturing plants and two distribution facilities. The following sets forth the location, area and whether the property is owned or leased for each existing facility:

         Location                Area               Owned or Leased
Sand Springs, Oklahoma      250,000 square feet          Owned
Manufacturing Facility          26 acres

Sand Springs, Oklahoma        50,000 square feet         Owned
Distribution Facility           18 acres

Sand Springs, Oklahoma        19,850 square feet         Owned
Cutoff Facility                  4 acres

Mannford, Oklahoma            50,000 square feet         Owned
Manufacturing Facility          13 acres

Nederland, Texas20,000 square feet               Long-term lease (2 years
                                                 remaining) with a purchase
                                                    option of $500,000

Oil City, Pennsylvania       192,000 square feet         Owned
Manufacturing Facility           8 acres

ITEM 3.          LEGAL PROCEEDINGS

     In April 1995, the Company reached an agreement in principle with plaintiffs to settle the previously reported securities litigation filed in the United States District Court for the Northern District of Oklahoma entitled In re Webco Securities Litigation, pursuant to which the portion of the settlement paid by the Company was $2,400,000. The action resulted from the Company's announcement in August 1994 of a financial restatement due to certain inventory accounting errors. The settlement was approved by the court in February 1996 and distribution was made to shareholders included in the class during August 1996. The litigation settlement and related litigation costs have been reported as an unusual item in the statement of operations for the period ended July 31, 1995.

     The Company has been identified as a potentially responsible party in the cleanup of a site within the Sand Springs Petrochemical Complex Superfund Site (the "Sand Springs Site") and the Hardage-Criner Superfund Site (the "Hardage Site"). The Company became a potentially responsible party with respect to the Sand Springs Site as a result of a licensed waste hauler, without authorization from the Company, having dumped at the Sand Springs Site non-hazardous cutting fluids generated by the Company. Cutting fluids and acids generated by the Company were properly dumped at the Hardage Site. At the time of such dumpings,both the Sand Springs Site and the Hardage Site had all permits then required to receive such wastes. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, each responsible party is jointly and severally liable for all cleanup and remedial costs at a site. However, potentially responsible parties generally apportion liability based on the relative volumes of waste disposed by them. Webco's percentages of the liabilities have been established at approximately 2.2% and 1.0% at the Sand Springs Site and the Hardage Site, respectively. The potential legal and cleanup costs allocated to the Company are affected by the complexity of environmental laws and regulations, the uncertainty of the total legal and remediation costs for the sites, and insurance policies in effect at the time the waste disposal occurred. However, substantially all required remedial work has been completed at the Sand Springs Site. The remedy at Hardage is also complete and proven effective,and the cleanup has entered its 30 year operation and maintenance (O&M) phase. At July 31, 1996, the Company estimated its remaining potential liability for remediation of the waste disposal sites and legal costs for both sites in the aggregate to be approximately $125,000 (primarily Hardage operation and maintenance) which has been recorded as an accrued liability.

     From time to time, the Company is named as a defendant in legal actions arising out of the normal course of business. Except as described above, the Company is not a party to any pending legal proceeding other than routine litigation incidental to its business. Management believes the resolution of such matters will not have a material adverse effect on the Company's results of operations or financial condition. The Company maintains liability insurance against risks arising out of the normal course of business.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to Webco security holders during the fourth quarter of fiscal year 1996.

                                    PART II

ITEM 5.          MARKET FOR WEBCO'S COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS

          Webco's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "WEB." Prior to March 17, 1995, the Company's common stock was traded on the NASDAQ/NNS. At the close of business on September 30, 1996, there were 340 holders of record of Webco's common stock. The quarterly prices of Webco's common stock were as follows:

Fiscal Year 1996:           High         Low
First Quarter              8 1/8        5 3/4
Second Quarter             6 11/16      5 3/8
Third Quarter              8 3/16       5 13/16
Fourth Quarter             8 3/4        5 1/8
Fiscal Year 1995:
First Quarter             15 3/8        6
Second Quarter             9 5/8        7
Third Quarter              9 5/8        7 5/8
Fourth Quarter             8            5 13/16


DIVIDENDS
     The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. The Board of Directors may reconsider or revise this policy from time to time based upon conditions then existing, including the Company's results of operations, financial condition, and capital requirements, as well as other factors the Board of Directors may deem relevant. Under the Company's loan agreement, the Company may pay dividends out of excess cash flow (as defined in the loan agreement) if and so long as it maintains stockholders' equity (as defined) of at least $37.5 million after July 31, 1996.

     Prior to the initial public offering, the Company, as an S corporation for federal and state income tax purposes, paid dividends on the Common Stock to permit stockholders to pay their taxes on the Company's income. On the day prior to the effective date of the offering, the Company declared a dividend to its stockholders, payable at the closing of the offering, of an aggregate amount of $1.9 million (all of which had been previously advanced). The aggregate amount of the dividend represented the estimated undistributed earnings of the Company through the closing date of the offering.

ITEM 6.          SELECTED FINANCIAL DATA

The following table presents selected financial information for the Company as of the end of and for each of the five years in the period ended July 31, 1996, which information has been derived from the Financial Statements of the Company, audited by Coopers & Lybrand L.L.P., independent accountants. The selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                      For the Years Ended July 31,
                                (Dollars in thousands except per share data)
                                1996        1995        1994        1993        1992
Income Statement Data:
Net sales                     $101,867    $ 97,724    $ 80,142    $ 67,561    $ 69,683
Gross profit                    14,510      12,208       7,289       9,332       8,539
Income from operations           5,915       5,061         941       4,504       3,846
Income (loss) before income
    taxes and extraordinary item 3,744         361        (178)      2,004       1,479
Income (loss) before
    extraordinary item           2,321        (430)     (3,161)      2,004       1,479
Income (loss) (1)                2,321        (430)     (3,534)      2,004       1,479
Income (loss) per
    common share:
      Before extraordinary item    .37        (.07)       (.64)        .56         .42
      Net income (loss)           $.37       $(.07)      $(.72)       $.56        $.42
Pro forma income (loss)
     before extraordinary item (2)                        (110)      1,242         917
Pro forma net income (loss) (2)                           (483)      1,242         917

Pro forma income (loss) per
    common share (2):
      Before extraordinary item                           (.02)        .34         .26
      Net income (loss)                                  $(.10)       $.34        $.26

Balance Sheet Data:
Working capital                $19,444     $16,932     $10,440      $4,033     $(1,441)
Total assets                    82,912      79,358      68,041      54,920      52,837
Long-term debt (net of
    current portion)            19,413      17,985       6,594      27,912      21,045
Stockholders' equity           $40,175     $37,322     $37,752      $8,828      $8,433

(1) The Company was an S Corporation for federal and state income tax purposes through January 31, 1994 and accordingly did not incur any federal or state income taxes prior to that date.

(2) Net income for fiscal 1994, 1993 and 1992 has been adjusted, on a pro forma basis, for assumed federal and state income taxes based on the statutory (federal and state) tax rate of 38% and for fiscal 1994 excludes income taxes of $3.8 million attributable to the change in tax status.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" and the Financial Statements of the Company and notes thereto.

Overview
     Raw materials costs averaged approximately 62% of cost of sales (55% of net sales) for carbon and stainless steel products combined during the three year period ended July 31, 1996. The Company's manufacturing expenses are a substantially smaller percentage of total costs than raw material costs and do not increase proportionately with volume.

     During the five years ended July 31, 1996 the Company spent $20.9 million to expand and modernize its manufacturing capabilities. During the three year period ended July 31, 1996, the Company spent $18.2 million in a major expansion phase highlighted by the installation of a new carbon weld mill ("Mill 3") at its Sand Springs facility. During the five-year period ended July 31, 1996, the Company incurred approximately $13 million of debt to finance the initial purchase and installation of Mill 3. As Mill 3 only commenced production at the end of the second quarter of fiscal 1995, it did not contribute significantly to production until fiscal 1996.

     In fiscal 1994, steel prices rose by approximately 10%. Due largely to erroneous internally-generated financial information, the Company's sales prices did not keep pace with these increases, resulting in an operating margin decrease to 1.2% in fiscal 1994. A price increase was instituted in July 1994 to bring sales prices and material costs back into balance. Due to the sizable backlog of orders at the time of the increase, its impact was not fully realized until the third quarter of fiscal 1995. Nonetheless, operating income margin improved to 5.2% for the year ended July 31, 1995 and further increased to 5.8% for the year ended July 31, 1996.

     While the Company was in the process of expanding its operations in the early 1990's its business was also affected by the recessionary environment in general and weak demand for consumer durables and industrial capital goods. However, due to improving market conditions beginning in fiscal 1994, the Company was able to increase the tonnage of steel tubing sold by an aggregate of 17.8% from 1992 to 1996. In addition, as a direct result of its capital addition program, the Company lowered its manufacturing cost structure while diversifying its customer base and product offerings, which the Company believes will enhance its future performance.

     In fiscal 1996 the Company purchased certain assets of QuikWater, a Tulsa, Oklahoma based company which manufactured a patented direct contact, high-efficiency water heater. The initial purchase commitment was approximately $685,000, and dependent upon sales of this licensed design for the next five calendar years (ending in 2000), the Company may be required to pay an additional amount of up to $750,000. The water heater has both commercial and industrial applications. The assets acquired consisted primarily of intangible assets which include the patent for the water heater, rights to the name "QuikWater", product designs, etc.

     Assuming that the present economic conditions remain stable in the market sectors served by the Company, Webco believes that in fiscal 1997 it will continue to experience increases in shipment volumes and reductions in costs. These efficiencies should result primarily from the improved operation of Mill 3 and the continuous improvements generated through the implementation of the team approach in its manufacturing operations.

Results of Operations
     The following table sets forth certain income statement data for each of the three years in the period ended July 31, 1996 (certain amounts may not calculate due to rounding):

                              1996               1995              1994
                        Dollar    % of     Dollar    % of    Dollar     % of
                        Amount  Net Sales  Amount  Net Sales Amount   Net Sales
                                     (Dollars in Millions)

Net sales               $101.9    100.0%   $97.7    100.0%   $80.1     100.0%
Gross profit              14.5     14.2     12.2     12.5      7.3       9.1
Selling, general and
 administrative expenses   8.6      8.4      7.1      7.3      6.3       7.9
Income from operations    $5.9      5.8%    $5.1      5.2%   $0.9        1.2%

Fiscal 1996 Compared to Fiscal 1995
     Net sales increased $4.1 million, or 4.2%, to $101.9 million in 1996 from $97.7 million in 1995. The increase in net sales reflects a 6.4% increase in the tonnage of steel tubing sold in 1996, which was partially offset by a decrease in the average net selling price of 2%. The volume increase in 1996 versus 1995 reflects higher utilization at all facilities due to improving market conditions and increased market penetration of the boiler tube and heat exchanger markets. The decrease in the average net selling price resulted primarily from downward market pressure in the heat exchanger and stainless markets.

     Total gross profit increased $2.3 million to $14.5 million in 1996 from $12.2 million in 1995, which is an increase of 18.9%. Expressed as a percentage of net sales, gross profit increased from 12.5% in fiscal 1995 to 14.2% in fiscal 1996. Gross profit improvement resulted from the volume driven higher net sales combined with a lower average cost per ton. Decreases in the average cost of materials per ton for both carbon and stainless sheet coil coupled with improved efficiencies resulted in a 4.% decrease in the manufactured cost per ton.

     Selling, general and administrative expenses increased to $8.6 million or 8.4% of net sales in fiscal 1996 from $7.1 million or 7.3% of net sales in fiscal 1995. Factors contributing to the increase include new product development and marketing costs associated with QuikWater, a patented direct contact water heater for commercial and industrial applications that was introduced during 1996, and higher costs associated with employee recruitment and training due to the unusually high employee turnover experienced throughout the year.

     The Company's income from operations increased 16.9% to $5.9 million in fiscal 1996 as compared to $5.1 million in fiscal 1995. Expressed as a percentage of net sales, income from operations increased from 5.2% in 1995 to 5.8% in 1996. This increase is a reflection of the decrease in the average cost of materials per ton and increases in tons sold, partially offset by a slight reduction in the average sales price per ton.

     Interest expense for fiscal 1996 increased to $2.2 million from $1.2 million in fiscal 1995. This increase is due primarily to higher average borrowing levels and the reduction of interest capitalization on Mill 3, which commenced production in February 1995.

Fiscal 1995 Compared to Fiscal 1994
     Net sales increased $17.6 million, or 21.9%, to $97.7 million in 1995 from $80.1 million in 1994. The increase in net sales reflects a 14% increase in the tonnage of steel tubing sold in 1995 and an increase in the average net selling price of 6.7%. This increase in selling prices resulted primarily from a change in product mix to a higher volume of cold drawn and stainless products. The volume increase in 1995 versus 1994 reflects higher utilization of the Company's Oil City facilities due to improving market conditions and increased market penetration of the mechanical and boiler tube markets. The Company continued to maintain higher selling prices instituted in July 1994 as a result of the increase in the cost of steel coils, although due to the incorrect internally-generated financial data during fiscal 1994, the price increases did not keep pace with the costs of materials until the third quarter of fiscal 1995.

     Total gross profit increased $4.9 million, or 67.5%, to $12.2 million in 1995 from $7.3 million in 1994. The average selling price per ton of steel tubing increased 6.7% while manufacturing costs per ton increased only 3.8%. Higher manufacturing yields more than offset increases in the prices of carbon and stainless sheet coil resulting in little change in the average cost of materials per ton.

     Selling, general and administrative expenses increased $0.8 million, or 12.6%, to $7.1 million in 1995 from $6.3 million in 1994. Expressed as a percentage of net sales, selling, general, and administrative expenses decreased to 7.3% from 7.9% in 1994. The $0.8 million increase reflects higher commissions due to a greater volume of sales and personnel increases and other expenses related to the Company's growth and public status.

     In April 1995 the Company negotiated an agreement in principle to settle a shareholders' class action securities litigation, resulting from the Company's disclosure of certain inventory accounting errors. The $2.4 million settlement paid by the Company and the related litigation costs of $1.1 million have been reported as an unusual item and excluded from operating income.

     The Company's income from operations increased $4.1 million to $5.1 million in 1995 from $1.0 million in 1994. Expressed as a percentage of net sales, income from operations increased to 5.2% in 1995 from 1.2% in 1994. The increase in income from operations reflects the overall increases in selling prices, efficiency related cost reductions in the Company's manufacturing operations, and increases in tons sold, partially offset by generally higher costs of raw materials.

     Interest expense increased slightly in fiscal 1995 as a result of somewhat higher average interest rates and lower capitalization of interest following completion of Mill 3 in January 1995.

Liquidity and Capital Resources
     Net cash provided by (used in) operations was $2.0 million, $(0.3) million, and $(5.2) million in fiscal 1996, 1995 and 1994, respectively. Net income (loss) plus depreciation, amortization and deferred taxes was $6.1 million, $2.6 million and $1.0 million in the same respective periods. The difference between net cash provided by (used in) operations and net income
(loss) plus depreciation, amortization and deferred taxes for the respective periods primarily represents increases in working capital.

     Over the past three years, the Company has turned its steel tube manufacturing inventories an average of approximately 4.5 times per year. The Company believes that as productivity increases on Mill 3, the Company will be able to reduce its relative inventory of steel sheet coils and steel tubing. The Company takes advantage of quick-pay discounts offered by primary steel producers as its line of credit and working capital permit.

     Net cash used in investing activities was $5.9 million, $8.0 million and $5.1 million in fiscal 1996, 1995 and 1994, respectively. The large amount of cash used in investing activities in 1995 was primarily the result of capital expenditures made by the Company for Mill 3 at the Sand Springs facility, a sixth stainless mill at the stainless facility, and a wide array of productivity improvement projects. Significant projects in fiscal 1996 included expansion of the stainless facility and the additions of a slitter and a new finish floor at the Oil City facility.

     The Company's capital requirements are primarily to fund equipment purchases and for general working capital needs. The Company expects maintenance capital expenditures to be $2 million in each of fiscal 1997 and 1998. The Company expects additional capital expenditures to be $4 million in fiscal 1997, principally for completing the expansion of the stainless facility at Mannford, Oklahoma and shipping facility improvements, acquiring and implementing new computer software and various other productivity improvements. The Company expects additional capital expenditures of $6 million in fiscal 1998 for various capital improvements.

     On February 8, 1994, the Company completed an initial public offering of shares of its common stock which resulted in net proceeds to the Company of $33.6 million The Company decreased its long-term debt obligations during fiscal 1994 by a net of $21.3 million, primarily from the proceeds of the public offering. Effective June 30, 1995, the Company amended its bank Loan and Security Agreement to provide for an additional $3 million borrowing capacity primarily to fund the settlement of the shareholder litigation. As of July 31, 1996, the Company had approximately $6.9 million outstanding on the term loan, and $13.1 million under the revolving line of credit. The term loan and revolving credit loan bear interest at the prime rate (8.25% at July 31, 1996) plus 1.25% or the LIBOR rate (5.54% effective at July 31, 1996) plus 3.25% (each subject to certain adjustments), at the Company's option. These loans mature on May 31, 1998 and are secured by substantially all of the Company's assets other than real estate. The Company may borrow under the revolving credit facility up to the lesser of $20.0 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. The Company pays a commitment fee of 0.25% per annum on any unused and available line of credit. At July 31, 1996, $6.6 million was available for borrowing under the line of credit. At September 30, 1996, $2.8 million was available.

     Pursuant to the terms of the term loan and revolving credit loan, the Company is subject to various restrictive covenants, including requirements to maintain levels of net worth and cash flow coverage and limits on capital expenditures. The Company is permitted to pay dividends from excess cash flow so long as stockholders' equity equals or exceeds $37.5 million. In addition, the loan agreement provides for acceleration of the loans, at the option of the lender, if F. William Weber and Dana S. Weber fail to possess the power to direct or cause the direction of management and policies of the Company, or the Weber Family ceases to own 35% of the outstanding voting stock, or upon the occurrence of certain other change in control events. The loan agreement also requires the Company to use the proceeds of any future issuances of common stock to repay the loans. The Company does not believe these provisions will have a material adverse affect on the Company or its ability to finance its operations.

     The Company expects cash flow from operations to fund most of its cash flow needs in fiscal 1997. Long-term needs have been, and the Company expects they will continue to be, satisfied through borrowings from commercial lenders or, in the case of acquisitions, the possible issuance of additional common stock or other securities. Management believes that credit line availability and cash provided by operations will provide the Company with adequate capital to fund its operations and future growth for at least the next two years.

Inflation
     The Company's operations have not been, nor are they expected to be, materially affected by inflation. However, the Company's operations are affected by changes in the price of steel charged by the primary producers, which are not considered to be inflation-sensitive, but rather sensitive to changes in steel demand as the primary producers use pricing policy to attempt to control their order levels and backlog.

Quarterly Effects and Seasonality
     Order rates generally tend to be lower during late-summer as many of the Company's customers schedule plant shutdowns for vacations. This may reduce net sales and net income in the first quarter. In addition, the Company experiences some seasonality in stainless during its third fiscal quarter, which may result in reduced net sales and income for that period.

Accounting Pronouncements
See Note 1 of the Notes to Financial Statements regarding newly issued accounting pronouncements.

<AUDIT-REPORT>
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Webco Industries, Inc.

     We have audited the balance sheets of Webco Industries, Inc. as of July 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows and the financial statement schedule for each of the three years in the period ended July 31, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webco Industries, Inc. As of July 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
September 18, 1996
</AUDIT-REPORT>

                                           WEBCO INDUSTRIES, INC.
                                              BALANCE SHEETS
                                          July 31, 1996 and 1995
                          (Dollars in thousands, except share amounts and par value)
                                                        1996                 1995
                    ASSETS
Current assets:
          Cash                                         $        508          $      1,659
          Accounts receivable, net                           13,106                12,297
          Inventories                                        21,241                20,687
          Prepaid expenses                                      235                   510
          Notes receivable from related parties                 420                   420
          Deferred income tax asset                           1,574                   933

                    Total current assets                     37,084                36,506

Property, plant and equipment:
          Land                                                1,436                 1,436
          Buildings and improvements                          8,630                 8,488
          Machinery and equipment                            50,403                47,272
          Furniture and fixtures                              1,989                 1,894
          Construction in progress                            3,883                 2,369
          Less accumulated depreciation and
                 amortization                               (22,174)              (19,622)

          Net property, plant and equipment                  44,167                41,837

Other assets, net                                             1,661                 1,015

              Total assets                               $   82,912             $  79,358

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable                               $   12,419            $   13,699
          Accrued liabilities                                 3,523                 4,803
          Current portion of long-term debt                   1,698                 1,072

                    Total current liabilities                17,640                19,574

Long-term debt                                               19,413                17,985

Deferred income tax liability                                 5,684                 4,477

Contingencies (Note 5)                                            -                     -

Stockholders' equity (Note 7):
          Common stock, $.01 par value, 12,000,000 shares
            authorized, 6,339,000 shares issued and outstanding  63                    63
          Additional paid-in capital                         35,944                35,412
          Retained earnings                                   4,168                 1,847

                                                             40,175                37,322

              Total liabilities and stockholders' equity $   82,912            $   79,358

                               The accompanying notes are an integral
                                 part of the financial statements.

                                       WEBCO INDUSTRIES, INC.
                                      STATEMENTS OF OPERATIONS
                         For the Years Ended July 31, 1996, 1995 and 1994
                    (Dollars and shares in thousands, except per share amounts)
                                           1996                1995                 1994
Net sales                              $  101,867          $   97,724          $   80,142
Cost of sales                              87,357              85,516              72,853

Gross profit                               14,510              12,208               7,289

Selling, general and
administrative expenses                     8,595               7,147               6,348

Income from operations                      5,915               5,061                 941

Interest expense                            2,171               1,245               1,119
Unusual item:
          Shareholder litigation
            settlement and related
            litigation costs (Note 5)           -               3,455                   -
Income (loss) before income
          taxes and extraordinary item      3,744                 361                (178)

Provision for income taxes (Note 4):
          Current income tax (expense)       (326)                  -                   -
          Deferred  income tax
            benefit (expense)              (1,097)               (791)                854
          Deferred taxes resulting from
            change in corporate tax status      -                   -              (3,837)

Income (loss) before extraordinary item     2,321                (430)             (3,161)

Extraordinary loss on early extinguishment
  of debt, net of $231 of income taxes          -                    -               (373)

Net income (loss)                     $     2,321          $      (430)        $   (3,534)

Earnings (loss) per common share:
          Before extraordinary item   $       .37          $      (.07)        $     (.64)
          Extraordinary item                    -                    -               (.08)

          Net income (loss)          $        .37          $      (.07)        $     (.72)


Weighted average common shares
  outstanding                               6,339                6,339              4,907

                                     The accompanying notes are an integral
                                       part of the financial statements.

                                WEBCO INDUSTRIES, INC.

                          STATEMENTS OF STOCKHOLDERS' EQUITY

                  For the Years Ended July 31, 1996, 1995 and 1994

                 (Dollars in thousands, except per share amounts)

                                        Additional  Advances                  Total
                                Common   Paid-In       to        Retained  Stockholders'
                                Stock    Capital   Stockholders  Earnings     Equity
Balances, July 31, 1993   $      36    $   1,140    $ (1,002)   $  8,654   $    8,828

Proceeds from public
  offering of stock, net
  of offering expenses           26       33,534           -           -       33,560
Issuance of stock to
  related party forproperties     1          738           -           -          739
Dividends ($.79 per share)        -            -       1,002      (2,843)      (1,841)
Net loss                          -            -           -      (3,534)      (3,534)

Balances, July 31, 1994          63       35,412           -       2,277       37,752

Net loss                          -            -           -        (430)        (430)

Balances,July 31, 1995           63       35,412           -       1,847       37,322

Deferred tax benefit (Note 4)    -           532           -           -          532

Net Income                       -             -           -       2,321        2,321

Balances, July 31, 1996  $      63      $ 35,944    $      -    $  4,168    $  40,175


                         The accompanying notes are an integral
                           part of the financial statements.

                                           WEBCO INDUSTRIES, INC.
                                          STATEMENTS OF CASH FLOWS
                              For the Years Ended July 31, 1996, 1995 and 1994
                                          (Dollars in thousands)
                                                      1996               1995            1996
Cash flows from operating activities:
          Net income (loss)                        $   2,321          $   (430)        $ (3,534)
          Adjustments to reconcile net
            income (loss) to net cash provided
            by (used in)  operating activities:
                  Depreciation and amortization        2,726             2,217            1,818
                  Deferred tax expense                 1,097               791            2,754
                  Extraordinary loss, net                  -                 -              373
                  Gain on sale of property,
                    plant and equipment                  (56)                1                -
                              (Increase) decrease in:
                                  Accounts receivable   (809)           (1,776)          (1,634)
                                  Inventories           (554)           (3,059)          (4,879)
                                  Prepaid expenses       275               378             (528)
                               Increase (decrease) in:
                                  Accounts payable    (1,714)           (1,393)              53
                                  Accrued liabilities (1,280)            2,992              369
          Net cash provided by (used in)
            operating activities                       2,006              (279)          (5,208)

Cash flows from investing activities:
          Capital expenditures                        (5,230)           (7,994)          (5,011)
          Proceeds from sale of property,
            plant and equipment                           56                38                -
          Advances to stockholder                     (5,092)           (3,437)               -
          Repayments of stockholder advances           5,092             3,437                -
          Other                                         (746)              (63)            (114)
          Net cash used in investing activities       (5,920)           (8,019)          (5,125)

Cash flows from financing activities:
          Proceeds from long-term debt               106,615           113,200           71,170
          Principal payments on long-term debt      (104,561)         (102,309)         (93,543)
          Proceeds from the issuance of stock in
            initial public offering, net of $1,266
            of related costs                               -                 -           33,560
          Dividends paid                                   -                 -             (937)
          Increase (decrease) in book overdrafts         709            (1,445)             550
          Net cash provided by financing activities    2,763             9,446           10,800
Net change in cash                                    (1,151)            1,148              467
Cash, beginning of year                                1,659               511               44
Cash, end of year                                   $    508          $  1,659         $    511

Supplemental disclosure of cash flow information:
          Cash paid during the year for interest,
            net of amount capitalized of $168,
            $616 and $693 in 1996, 1995 and 1994,
            respectively                            $  2,037          $  1,104          $  1,140
          Income taxes                              $      -          $      -          $    293

                             The accompanying notes are an integral
                               part of the financial statements.

                           WEBCO INDUSTRIES INC.

                        NOTES TO FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS - Webco Industries, Inc. (the "Company") is a specialty manufacturer of high-quality carbon and stainless steel tubing and pipe. The Company has facilities in Sand Springs and Mannford, Oklahoma, as well as in Oil City, Pennsylvania, and Nederland, Texas. The Company provides steel tubing products to the industrial boiler and heat exchanger markets, the mechanical tubing markets and the high-efficiency residential furnace market. In fiscal 1996 the Company obtained the patent for a high-efficiency water heater and has begun production and marketing of this product.

CONCENTRATIONS - The Company maintains its cash in bank deposit accounts which at times may exceed the federal insurance limits. As of July 31, 1996 and 1995, the Company had concentrations of cash in one bank totaling $504,000 and $1,629,000, respectively. The Company has not experienced any losses on such accounts in the past.

ACCOUNTS RECEIVABLE - Accounts receivable represent short-term credit granted to the Company's customers for which collateral is generally not required. Accounts receivable at July 31, 1996 and 1995, are net of an allowance for uncollectible amounts of $110,000 and $126,000, respectively. Credit risk on receivables is considered by management to be limited due to the variety of industries served and geographic dispersion of customers.

INVENTORIES - The Company's raw materials, work-in-process, and finished goods inventories are valued at lower of cost (last-in, first-out ("LIFO")) or market. Maintenance parts and supplies and structural steel inventories are valued at the lower of cost (first-in, first-out ("FIFO")) or market.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment, including tooling, is stated at cost and includes interest capitalized on major construction projects. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

     Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

          Buildings and improvements          10 to 40 years
          Machinery and equipment              5 to 25 years
          Furniture and fixtures               3 to 10 years

     Depreciation expense for the years ended July 31, 1996, 1995 and 1994 amounted to $2,625,000, $2,098,000 and $1,613,000, respectively. Fully depreciated assets still in use at July 31, 1996 and 1995 amounted to $7,285,000 and $7,012,000, respectively.

BOOK OVERDRAFTS - Included in accounts payable at July 31, 1996 and 1995 are outstanding checks in excess of bank deposits totaling $1,160,000 and $451,000, respectively.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK SPLIT-UPS AND EARNINGS PER SHARE - In connection with the Company's initial public offering in February 1994, the Company's board of directors effected a stock split-up of 158 to 1 for each share of common stock outstanding at that date. For financial statement purposes, including earnings per share and dividends per share, the split-up was assumed to have occurred prior to August 1, 1993.

     Earnings per share are calculated based on the number of weighted average common shares outstanding, including the effect of dilutive options, when applicable.

INCOME TAXES - Prior to February 1994, the stockholders elected to be taxed on the Company's earnings as an S Corporation under the Internal Revenue Code. During that period of time, earnings and losses of the Company were reported in the personal income tax returns of the stockholders. On January 31, 1994, in contemplation of the Company's initial public offering, the Company terminated its election to be taxed as an S Corporation and income taxes on the Company's earnings are now a direct liability of the Company.

     At the time the Company terminated its S Corporation status, it became subject to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS No. 109"). The provisions of FAS No. 109 require the recording of deferred tax assets and liabilities to reflect the expected tax consequences in future years, of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

     Pro forma loss before extraordinary item, net loss and the related loss per share amounts, assuming the Company had been a C-Corporation during all of fiscal 1994, were $110,000 and $483,000, or $.02 and $.10 per share, respectively.

IMPACT OF FINANCIAL ACCOUNTING PRONOUNCEMENTS - In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," was issued.
The statement establishes accounting standards for the impairment of long-lived assets, such as property and equipment and intangibles. The Company does not believe the new standard will significantly impact its financial statement evaluation of impairment of long-lived assets.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued. The statement requires the computation of compensation for grants of stock, stock options and other equity instruments issued to employees based on fair value. The compensation calculated is to be either recorded as an expense in the financial statements or, alternatively, disclosed. The Company anticipates it will elect the disclosure method of complying with the new standard. Under existing accounting rules, the Company's stock option grants have not resulted in compensation expense. Accordingly, under the provisions of the new statement, pro forma net income to be disclosed may be lower than net income reported in the financial statements.

     These pronouncements will be effective for the Company in fiscal 1997.

2.     INVENTORIES

     At July 31, 1996 and 1995, inventories priced using the LIFO method were valued at $19,869,000 and $19,536,000, respectively, which was $2,000 more and $962,000 less, respectively, than average cost. Inventories valued using the FIFO method amounted to $1,372,000 and $1,151,000 at July 31, 1996 and 1995, respectively.

                                          July 31,
                                    1996           1995
                                   (Dollars in Thousands)
Raw materials                     $ 12,471       $ 11,690
Work-in-process                      1,987          1,206
Finished goods                       5,766          6,815
Maintenance parts and supplies       1,017            976
       Total inventories          $ 21,241       $ 20,687

3.     LONG-TERM DEBT

     In February 1994, the Company completed a public offering of its common stock receiving net proceeds of $33,560,000. The proceeds of the offering were used to pay a substantial portion of the Company's then outstanding long-term debt, resulting in an extraordinary loss of $373,000 (net of the related income tax benefit of $231,000).

Long-term debt at July 31, 1996 and 1995, consisted of the following:

                                               1996    1995
                                          (Dollars In Thousands)
Credit agreement (A)                         $20,031  $17,817
Real estate and equipment term loans (B)         687      761
Other                                            393      479
                                               -----    -----
                                              21,111   19,057
Less current maturities                        1,698    1,072
                                               -----    -----
Long-term debt                               $19,413  $17,985

     Based upon the borrowing rates currently available to the Company for bank borrowings with similar terms and average maturities, the Company believes that the carrying amount of these borrowings at July 31, 1996, approximates fair value.

     The various debt agreements include restrictive covenants which require the Company to maintain certain levels of net worth and cash flow coverage, restrict the payment of dividends and limit capital expenditures, among others. During fiscal 1996 and 1995, the Company was not in compliance with certain covenants and received appropriate waivers.

(A) On June 15, 1993, the Company entered into a Loan and Security Agreement ("Loan Agreement") with a bank (the "Bank"). The Loan Agreement, as amended, provides for a $7,817,000 term loan and a $20,000,000 revolving loan and letter of credit facility. Outstanding borrowings under the term loan and revolving loan cannot exceed the lesser of $27,817,000 or the Company's current asset base ("CAB").
        The CAB is defined as 85% of eligible accounts receivable plus 60% of eligible inventories valued at average cost (limited to $10,000,000), less outstanding letters of credit. The Bank, at its sole discretion, may add $3,000,000 to the CAB.

        At the Company's election, outstanding borrowings bear interest at the Bank's corporate borrowing rate (8.25% at July 31, 1996) plus 1.25% or LIBOR (5.54% effective at July 31, 1996) plus 3.25% (each subject to certain adjustments). The Company pays a commitment fee of .25% per annum on any unused and available borrowings under the revolving loan and letter of credit facility. Monthly installments on the amended term loan of $130,000, which commenced January 31, 1996, are due through April 30, 1998. Interest on both the revolving loan and the term loan is due monthly for outstanding amounts subject to the Bank's corporate borrowing rate option and is due periodically at the end of the period nominated for borrowings under the LIBOR rate option. All outstanding principal and interest under the Loan Agreement is due on May 31, 1998.

        The Loan Agreement is collateralized by substantially all assets of the Company, excluding real estate. At July 31, 1996, $6,905,000 was outstanding under the term loan and $13,126,000 was outstanding under the revolving loan with $6,624,000 available for borrowings at that date.

(B) These loans were entered into with various public agencies payable in monthly installments aggregating approximately $16,000 including interest, with interest rates ranging from 3% to 13%. The various notes are collateralized by the underlying real estate and/or equipment and the guarantee of the principal stockholder/officer.

     At July 31, 1996, the aggregate future maturities of long-term debt are as follows: 1997 - $1,698,000; 1998 - $18,589,000; 1999 - $110,000;
2000 - $113,000;2001 - $112,000; and thereafter $489,000.

4.     INCOME TAXES

     The provision for income taxes on income before extraordinary item for fiscal 1996, 1995 and 1994 consists of the following:

                                      1996   1995   1994
                                    (Dollars in Thousands)
Current federal                    $   326 $    -  $    -
Deferred:
Federal                            $   949 $  672  $2,466
State                                  148    119     517
Total deferred                      $1,097 $  791  $2,983

     On January 31, 1994, the Company terminated its status as an S Corporation forfederal and state income tax purposes. Prior to that date, the Company's earnings wereincluded in the personal income tax returns of its stockholders. As a result of the change intax status, the Company recorded deferred income taxes of $3,837,000 for the differencebetween the tax basis of assets and liabilities and their basis for financial reporting at that date.

     The actual income tax expense for fiscal 1996, 1995 and 1994 on income before extraordinary item differs from income tax based on the federal statutory rate due to the following:

                                                1996      1995        1994
                                                  (Dollars in Thousands)
Expected tax expense (benefit)                $ 1,273    $  123    $    (61)
Exclusion of S Corporation income                   -         -        (754)
State income taxes, net of federal                148        86        (135)
Tax resulting from change in
  tax status (federal and state)                    -         -       3,837
Nondeductible costs related to
  settlement of litigation                          3       540           -
Other                                              (1)       42          96
Total income tax expense                       $1,423    $  791      $2,983

At July 31, 1996 and 1995, the deferred tax assets and deferred tax liabilities were as follows:

                                                       1996      1995
                                                   (Dollars in Thousands)
Net current deferred tax assets (liabilities):
    Accounts receivable                             $     47   $     53
    Inventory                                            182        (62)
    Accrued liabilities                                  855        644
    Operating loss carry forwards, expiring in 2009      490        298

    Net current deferred tax asset                    $1,574     $  933

Net noncurrent deferred tax assets (liabilities):
    Property, plant and equipment                    $(6,286)   $(4,746)
    General business credit carry forward                217        256
    Alternative minimum tax credit carry forward         357          -
    Other                                                 28         13

    Net noncurrent deferred tax liability            $(5,684)   $(4,477)


     During fiscal 1996 the Company recorded $532,000 as additional paid-in capital for the tax benefit related to a stock gift in 1994 by the majority shareholder to substantially all non-executive employees and the tax benefit resulting from a "step-up" for tax purposes in the basis of certain property, plant and equipment sold to the Company in 1994 by an affiliated entity owned by the majority shareholders. For financial reporting purposes these assets were recorded at the affiliated entities' basis and no compensation cost was recorded for the stock gift.

5.     COMMITMENTS AND CONTINGENCIES

LITIGATION -The agreement in principle reached by the Company in April, 1995 to settle the previously reported securities litigation was approved by the
court in February, 1996.   Pursuant to the agreement, the portion of the
settlement paid by the Company into escrow on August 8, 1995 was $2,400,000. The litigation settlement and related litigation costs have been reported as an unusual item in the statement of operations for the period ended July 31, 1995.

     The Company has been identified as a potentially responsible party in the cleanup of certain EPA Superfund cleanup sites. The potential legal and cleanup costs allocated to the Company are impacted by the complexity of environmental laws and regulations, the uncertainty of the total legal and remediation costs for the site, and insurance policies in effect at the time the waste disposal occurred. At July 31, 1996, the Company estimated its remaining potential liability for remediation of the waste disposal sites and legal costs to be approximately $125,000 which has been recorded as an accrued liability.

     In addition, the Company is a party to various other lawsuits and claims arising out of the ordinary course of its business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

LEASES - The Company leases certain buildings and machinery and equipment under noncancelable operating leases. Under certain leases the Company is required to pay property taxes, insurance, repairs and other costs related to the leased property. At July 31, 1996, future minimum payments under noncancelable leases accounted for as operating leases were $809,000 in 1997; $289,000 in 1998; $138,000 in 1999; $76,000 in 2000 and $30,000 in 2001. Total rent expense for all operating leases was $1,350,000, $1,153,000 and $1,260,000 in 1996, 1995
and 1994, respectively.

SELF-INSURANCE - The Company maintains an unfunded hospitalization and medical coverage program for its employees. Claims under this program are limited to annual losses of $60,000 per participant and aggregate annual claims of up to approximately $1,455,000 through the use of a stop-loss insurance policy. Additionally, the Company self-insures Oklahoma workers' compensation claims up to certain limits as specified in an insurance policy. The policy provides coverage for claims in excess of $225,000 per occurrence and a maximum aggregate liability of $2,100,000 per two-year policy term with respect to all occurrences. The Company has a letter of credit in the amount of $250,000 on file with the State of Oklahoma Workers' Compensation Court, as required by self-insurance regulations. Provisions for claims under both programs are accrued based upon the Company's estimate of the aggregate liability for claims made and claims incurred, but not yet reported.

PURCHASE COMMITMENTS - At July 31, 1996, the Company was committed on outstanding purchase orders for inventory approximating $25.9 million. Additionally, the Company had on its premises at July 31, 1996 raw material on consignment from its vendors valued at approximately $3.0 million.

6.     EMPLOYEE BENEFIT PLAN

     The Company maintains a 401-K benefit plan covering all employees who have completed one year of service. Participants are fully vested in Company contributions after two years of service. The plan includes a cash or deferred compensation arrangement permitting elective contributions to be made by the participants. Company contributions are made at the discretion of the Board of Directors. Company contributions were $63,000 in fiscal 1996. No contributions were made to the plan in fiscal 1995 or 1994.

7.     STOCKHOLDERS' EQUITY AND STOCK OPTIONS

     Effective January 19, 1994, the Company's stockholders approved the 1994 Stock Incentive Plan (the "Plan"), in which directors, employees, and consultants are eligible to participate. Four types of benefits may be granted, in any combination under the Plan: incentive stock options, non-qualified stock options, restricted stock, and stock appreciation rights. The Plan also provides for certain automatic grants to outside directors. All options expire ten years from the date of grant (except the vice-chairman's options, which expire five years from the date of grant) and are exercisable at a price which is at least equal to fair market value on the date of grant (110% of fair market value in the case of the vice-chairman). The employee options vest evenly over periods of two to five years from date of grant. The maximum number of shares of common stock with respect to which incentive stock options, non-qualified stock options, restricted stock, and stock appreciation rights may be issued under the Plan is 550,000.

     Activity under the Plan was as follows:
                                          Number of           Option Price
                                            Shares              Per Share

          Balance - July 31, 1994          221,200          $14.00 to $15.40
                    Granted                 40,900           $6.25 to $9.25
                    Forfeited              (28,000)          $9.25 to $14.00
          Balance - July 31, 1995          234,100           $6.25 to $15.40
                    Granted                200,300           $5.75 to $6.88
                    Forfeited or canceled (161,600)          $6.38 to $14.00
          Balance - July 31, 1996          272,800           $5.75 to $15.40

          Exercisable at July 31, 1996      35,880           $5.75 to $15.40

     On September 7, 1995 the Compensation Committee of the Board of Directors authorized the cancellation of 157,200 incentive options (excluding the Directors' and the vice-chairman's options) granted in fiscal 1994 at $14.00 per share and the reissuance of the same number of new options at a price of $6.50 per share, which was the market value per share at that date.


8.     RELATED PARTY TRANSACTIONS

     In prior years, the Company leased buildings, unimproved land, and equipment from stockholders and entities owned by the stockholders of the Company. Payments under the leases were $91,000 in fiscal 1994. During fiscal 1994, the Company issued 52,775 shares of its common stock to a related party in exchange for the properties previously leased from the related party. In connection with the transaction, the Company recorded $855,000 as property, plant and equipment and assumed outstanding obligations on the properties amounting to $1,079,000, $1,060,000 of which were subsequently liquidated with a portion of the proceeds from the initial public offering.

     In October 1995 the Company entered into an agreement with an entity owned by the majority stockholders to subcontract certain manufacturing services. Payments made by the Company under the contract totaled $130,000 in fiscal 1996. In addition, the Company had a receivable balance of $247,000 at July 31, 1996 for amounts paid on behalf of this entity.

     The Company purchases certain specialty packaging and shipping materials from an entity owned by the principal stockholder. Payments made by the Company totaled $181,238 in fiscal 1996 and $207,538 in fiscal 1995.

     Temporary advances were made from time to time during fiscal 1996 and 1995 to the principal stockholder with the highest amounts outstanding being $1,389,000 and $1,261,000 in 1996 and 1995, respectively. These advances were repaid at the end of each quarter and accordingly there were no outstanding balances at July 31, 1996 or 1995. The advances are subject to a three-year note from the principal stockholder collateralized by certain assets having a current market value at least double the highest outstanding balance advanced pursuant to the note. The note bears interest at the prevailing rate under the Company's Loan Agreement which is payable at maturity of the note on August 15, 1997.

     In October 1992 the principal stockholder's trust granted options to acquire up to 259,812 shares of common stock to certain executives of the Company at $2.92 per share, the estimated fair market value at that date.
No compensation expense was recognized related to the grant of these options. During fiscal 1994, certain executives exercised options to acquire 144,322 shares of common stock from the principal stockholder by assigning their rights to payment of certain vested compensation owed to them by the Company to the principal stockholder and the execution of promissory notes to the principal stockholder in the amount of $420,000 which, as amended, bear interest at 4.01% and are due February 15, 1997. The notes are collateralized by the underlying shares of common stock. The principal stockholder subsequently assigned the executives' rights to payment of the deferred benefits and the notes receivable to the Company in order to liquidate certain advances and other amounts owed by him to the Company.


     A director of the Company is President, chief executive officer and a director of a customer of the Company. Annual sales to this company were approximately $1,565,000 in 1996, $3,672,000 in 1995 and $3,936,000 in 1994
with outstanding receivable balances of approximately $216,000 and $753,000 at July 31, 1996 and 1995, respectively.

                                        WEBCO INDUSTRIES, INC.
                           SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)
                            (Dollars in thousands, except per share data)

                                      Year Ended July 31, 1996

                                           Quarters Ended
                        October 31,    January 31,    April 30,    July 31,    Total
                           1995           1996          1996        1996        Year
Net sales                $22,581        $25,086        $26,338     $27,862    $101,867
Gross profit               2,551          3,662          3,951       4,346      14,510
Operating income             729          1,574          1,549       2,063       5,915
Net income                   117            617            621         966       2,321
Net income per
     common share          $ .02         $  .10         $  .10      $  .15      $  .37
Weighted average
     shares outstanding    6,339          6,339          6,339       6,339       6,339

                                      Year Ended July 31, 1995

                                           Quarters Ended
                        October 31,    January 31,    April 30,    July 31,    Total
                           1994           1995          1995        1995        Year
Net sales                $22,510        $23,802        $26,282      $25,130     $97,724
Gross profit               1,668          2,799          3,810        3,931      12,208
Operating income (loss)     (120)           954          1,979        2,248       5,061
Net income (loss)           (281)           305         (1,465)       1,011        (430)
Net income (loss) per
     common share        $  (.04)        $  .05        $  (.23)      $  .15     $  (.07)
Weighted average
     shares outstanding    6,339          6,339          6,339        6,339       6,339

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements between the Company and its independent auditors.

                                      PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the end of the Company's fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

          The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of the Company's fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of the Company's fiscal year.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of the Company's fiscal year.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

(a)     The following documents are filed as part of this report:

        (1) Financial Statements of Webco Industries, Inc. which are included in Part II, Item 8:

                                                                           Page
          Report of Independent Accountants                                 21
          Balance Sheets as of July 31, 1996 and 1995                       22
          Statements of Operations for each of the three
            years in the period ended July 31, 1996                         23
          Statements of Changes in Stockholders' Equity
            for each of the three years in the period
            ended July 31, 1996                                             24
          Statements of Cash Flows for each of the three
            years in the period ended July 31, 1996                         25
          Notes to Consolidated Financial Statements                        26
          Supplemental Quarterly Financial Data
                    (Unaudited)                                             36

          (2)   Financial Statement Schedule:
                Schedule II - Valuation and Qualifying
                Accounts                                                    41


          (3)   Exhibits:

         Exhibit
         Number          Description

          3 (i) Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form S-1, No. 33-72994).

          3 (ii) By-Laws (incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form S-1, No. 33-72994).

          10.1 Form of 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 33-72994).

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K - Continued

          Exhibit
          Number                        Description

          10.2 Loan and Security Agreement, dated as of June 15, 1993, between American National Bank and Trust Company of Chicago and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1,
                    No. 33-72994).

          10.3 Amendment, dated January 31, 1994, to the Loan and Security Agreement (incorporated by reference to Exhibit
                    10.3 to the Company's Registration Statement on Form S-1. No. 33-72994).

          10.3(a) Amendment, dated June 30, 1995, to the Loan and Security Agreement, item 10.2 above (incorporated by reference to Exhibit 10.3(a) to the Company's Annual Report on Form 10-K for the year ended July 31, 1995).

          10.3(b) Amendment, dated October 15, 1996, to the Loan and Security Agreement, item 10.2 above, is attached hereto as Exhibit "10.3(b)."

          10.4 Engagement Agreement, dated September 11, 1993, between the Company and Carreden Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, No. 33-72994).

          10.5 Lease, dated March 29, 1993, between the Company and Crest, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, No. 33-72994).

          10.6 Employment Agreement, dated December 31, 1993, between the Company and F. William Weber (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, No. 33-72994).

          10.7 Employment Agreement, dated December 31, 1993, between the Company and Dana S. Weber (incorporated by reference to
                    Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-72994).

          10.8 Promissory note effective August 15, 1994, between the Company and F. William Weber is attached hereto as Exhibit "10.8."


          Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended July 31, 1996.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WEBCO INDUSTRIES, INC.

          October 28, 1996         By:  ______________________
                                        F. William Weber
                                        Chairman, Chief Executive
                                        Officer and Director

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          October 28, 1996         By:  _______________________
                                        F. William Weber
                                        Chairman, Chief Executive
                                        Officer and Director

          October 28, 1996         By:  _______________________
                                        Dana S. Weber
                                        President, Chief Operating Officer,
                                        and Director

          October 28, 1996         By:  _______________________
                                        Harry G. Dandelles
                                        Chief Financial Officer

          October 28, 1996         By:  _______________________
                                        Frederick C. Ermel
                                        Director

          October 28, 1996         By:  _______________________
                                        Neven C. Hulsey
                                        Director

          October 28, 1996         By:  _______________________
                                        Kenneth E. Case
                                        Director

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WEBCO INDUSTRIES, INC.

          October 28, 1996         By:  /s/F. William Weber
                                        F. William Weber
                                        Chairman, Chief Executive
                                        Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          October 28, 1996         By:  /s/F. William Weber
                                        F. William Weber
                                        Chairman, Chief Executive
                                        Officer and Director

          October 28, 1996         By:  /s/Dana S. Weber
                                        Dana S. Weber
                                        President, Chief Operating
                                        Officer, and Director

          October 28, 1996
                                   By:  /s/Harry G. Dandelles
                                        Harry G. Dandelles
                                        Chief Financial Officer

          October 28, 1996         By:  /s/Frederick C. Ermel
                                        Frederick C. Ermel
                                        Director

          October 28, 1996         By:  /s/Neven C. Hulsey
                                        Neven C. Hulsey
                                        Director

          October 28, 1996         By:  /s/Kenneth E. Case
                                        Kenneth E. Case
                                        Director

                                WEBCO INDUSTRIES, INC.

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      For the Three Years Ended July 31, 1996

                              (Dollars in Thousands)
                                                        Additions
                                    Balance at    Charged to  Charged to              Balance at
                                    Beginning of  Costs and     Other                   End of
Description                            Period      Expenses    Accounts   Deductions    Period
Allowance for bad debts:
   1994                                 $23              -          -       $(20) (1)     $3
   1995                                   3            173          -        (50) (1)    126
   1996                                 126            (30)         -         14  (1)    110
Allowance to reduce
  inventory to estimated
  net realizable value:
   1995                                $980              -          -      $(980)          -
   1996                                   -              -          -          -           -

(1)  Amounts represent write-offs, net of recoveries.

                                                                Exhibit 10.3(b)

                              AMENDMENT NO. 3 TO
                         LOAN AND SECURITY AGREEMENT

     THIS AMENDMENT NO. 3 TO LOAN AND SECURITY AGREEMENT (the "Amendment") is entered into as of the 15th day of October, 1996 by and among AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO ("Lender") and WEBCO INDUSTRIES, INC., an Oklahoma corporation ("Borrower").

                                WITNESSETH:

     WHEREAS, Borrower and Lender have entered into that certain Loan and Security Agreement dated as of June 15, 1993 (as heretofore amended, the "Agreement"); and

     WHEREAS, Borrower has requested that Lender amend and waive certain provisions of the Agreement, and Lender is willing to do so on the terms and subject to the conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises set forth above, the terms and conditions contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lender and Borrower hereby agree as follows:

     1. Definitions. Terms defined in the Agreement, as amended hereby, which are used herein shall have the same meanings as set forth in the Agreement for such terms unless otherwise defined herein.

     2.     Amendment to Agreement.  Upon the Effective Time (as defined in
Section 4):

                (a) Subsection 8.4 of the Agreement is amended by adding a new clause (v) as follows:

     and (v) loans to F. William Weber ("F.W.Weber") pursuant to the promissory note dated August 15, 1994, executed by F.W. Weber in favor of Borrower (the "Weber Note"), provided, that (a) the outstanding amount of such loans does not exceed $1,200,000 at any time, (b) all loans are repaid in full on or before August 15, 1997, (c) such loans are secured at all times in accordance with the Weber Note, (d) the Weber Note is held by Lender as Collateral pursuant to Subsection 3.8 and (e) Borrower may not amend, supplement or otherwise modify the Weber Note or grant any waiver thereunder.

                (b) Subsection 8.11 of the Agreement is amended by adding the following as the last sentence of such subsection:

     Notwithstanding the other provisions of this Subsection 8.11, Borrower may make loans to F. W. Weber in accordance with Subsection 8.4(v).

                (c) Subsection 8.15(A) of the Agreement is amended deleting the amount opposite the time period July 31, 1996 through July 30, 1997 and inserting in lieu thereof the amount "$37,500,000".

                (d) Subsection 8.15(B) of the Agreement is hereby amended and restated as follows:

                (B) Cash Flow Coverage Ratio.  Permit its Cash Flow Coverage
                     Ratio for
     (i) the twelve month period ending on October 31, 1996 to be less than .50 to 1.0,
     (ii) the twelve month period ending on January 31, 1997 to be less than .55 to 1.0,
     (iii) the twelve month period ending on April 30, 1997 to be less than .90 to 1.0, and
     (iv) the twelve month period ending with the last day of each fiscal quarter ending on or after July 31, 1997 to be less than 1.20 to 1.0.

     3. Waiver of Defaults. Upon the Effective Time, Lender hereby waives the Default arising under the Agreement to the extent it results from Borrower's failure to comply with Subsection 8.4 and 8.11 of the Agreement with respect to loans made by Borrower to F. William Weber pursuant to the Weber Note in an aggregate amount of $1,389,000 and $1,261,000 for the fiscal years ending
July 31, 1996 and 1995, respectively.

     4. Conditions of Effectiveness. The amendments and waiver herein shall become effective (the "Effective Time") when and only when each of the following conditions has been satisfied in a manner satisfactory in form and substance to Lender (or waived in writing by Lender):

                (a) the representations and warranties made in the Agreement and in Section 5 hereof shall be true and correct as if made at the Effective Time: and

                (b)  Lender shall have received all of the following documents:

                (1)  this Amendment, duly executed by Borrower;

                (2) the original Weber Note duly endorsed by Borrower in favor of Lender;

                (3) if requested by Lender, certificates representing all shares of stock of Borrower which are pledged to secure F. William Weber's obligations under the Weber Note, together with duly executed stock powers;
     and

                (4) such instruments, agreements, opinions and other items as Lender may request, in each case in form and substance satisfactory to Lender and its counsel, Schiff Hardin & Waite.


     5.  Representations and Warranties, Etc.

         (a) Borrower represents and warrants as follows: (i) Borrower has all necessary power and authority to execute and deliver this Amendment and perform its obligations hereunder; (ii) the execution, delivery and performance of this

Amendment has been duly authorized by Borrower, (iii) this Amendment and the Agreement, as amended hereby, constitute the legal, valid and binding obligations of Borrower and are enforceable against Borrower in accordance with their terms, (iv) all representations and warranties of Borrower contained in the Agreement and all other Financing Agreements are true and complete as of the Effective Time, and (v) no Default or Event of Default has occurred and is continuing or will occur after giving effect to this Amendment in its entirety.

         (b) Upon the Effective Time, Borrower hereby reaffirms all covenants, representations and warranties made in the Agreement to the extent the same are not amended hereby and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the Effective Time and that the Agreement remains in full force and effect.

     6.  Reference to the Effect on the Agreement.

         (a) Upon the Effective Time, (i) each reference in the Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import shall mean and be a reference to the Agreement as amended hereby, (ii) each reference to the Agreement in all other Financing Agreements shall mean and be a reference to the Agreement, as amended hereby.

         (b) Except as specifically amended above, the Agreement, and all other Financing Agreements, shall remain in full force and effect and are hereby ratified and confirmed.

         (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as an amendment to any provision of the Agreement nor a waiver of any right, power or remedy of Lender, nor constitute a waiver of, or consent to any departure from, any provision of the Agreement or any other Financing Agreement. This Amendment shall not operate as a waiver of any Default or Event of Default (other than the Default waived in Section 3 hereof) that has occurred and is continuing on the date hereof or limit Lender's rights, power or remedies under the Agreement in respect of any such Default or Event of Default.

     7. Governing Law. This Amendment shall be governed by and construed in accordance with the internal laws (as opposed to conflicts of law provisions) of the State of Illinois.

     8. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

     9. Counterparts, Etc. This Amendment may be executed by one or more of the parties to this Amendment on any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument. Delivery of a duly executed counterpart copy of this Amendment may be made by telecopy.

     IN WITNESS WHEREOF, this Amendment has been duly executed as of the day and year first above written.

                             AMERICAN NATIONAL BANK AND TRUST
                                 COMPANY OF CHICAGO

                             By:  /S/ Donald A. Tomlinson
                             Title:  Vice President


                             WEBCO INDUSTRIES, INC.

                             By:  /S/ Harry G. Dandelles
                             Title:  V.P. Finance & Administration and C.F.O.

                                                           Exhibit 10.8
                             PROMISSORY NOTE

For value received, F. William Weber ("Weber"), with his principal place of residence located at 7449 S. Indianapolis, Tulsa, Oklahoma 74136 hereby promises to pay to Webco Industries, Inc., ("Webco") an Oklahoma Corporation, with its principal place of business located at 201 Woodland Drive, Sand Springs, Oklahoma 74063 in lawful money of the United States of America, the outstanding balance of advances made together with interest thereon as follows:

1.    Principal Term and Interest.

      From time-to-time, Weber may have funds advanced to him by Webco. While these amounts are expected to be borrowed and repaid throughout the term of this note, the entire outstanding balance shall be payable in total August 15, 1997 plus simple accrued interest calculated at Webco's borrowing rate from its primary working capital lender, now American National Bank & Trust.

      Such note shall be collateralized by certain shares of Webco, initially 1,012,095 shares of Webco common stock (certificate W-0009) owned by F. William Weber and Martha A. Weber, co-trustees of the revocable living trust established by Martha A. Weber on December 23, 1983. Other shares of Webco stock may from time-to-time be substituted for these amounts as long as they are substantially equivalent and have a market value of at least double the largest outstanding balance during the term of this note.

2.    Default.

      If this note is unpaid at the end of the term, Webco shall have the right to offset any amounts unpaid by the then current market value of the appropriate number of shares of Webco common stock held as collateral.

This note is effective August 15, 1994 and shall be binding upon Weber and Webco, their heirs, successors, legal representatives, and assigns.

IN WITNESS WHEREOF, THIS NOTE is executed effective as of the date indicated.

ATTEST:                                                 F. WILLIAM WEBER

/s/ Sharron Wattenbarger                                /s/  F. William Weber

                                                        WEBCO INDUSTRIES, Inc.

                                                        /s/ Dana S. Weber