Form 10-Q
period 1996-10-31
WEBCO INDUSTRIES INC
filed 1996-12-13
CIK 916314

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996
                             or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________.

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date 6,339,000 shares of Common Stock, $0.01 par value, as of November 30, 1996.

                     WEBCO INDUSTRIES, INC.

                      TABLE OF CONTENTS
                                                                       Page
                                                                       Number

PART I     FINANCIAL INFORMATION

          Item 1.        Financial Statements (Unaudited):
                    Balance Sheets                                       3
                    Statements of Income                                 4
                    Statements of Cash Flows                             5
                    Notes to Unaudited Financial Statements              6
                    Report of Review by Independent
                         Accountants                                     7

          Item 2.          Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                      8-9

PART II     OTHER INFORMATION

          Item 1.          Legal Proceedings                             10
          Item 2.          Changes in Securities                         10
          Item 3.          Defaults Upon Senior Securities               10
          Item 4.          Submission of Matters to a Vote of
                         Security Holders                                10
          Item 5.          Other Information                             10
          Item 6.          Exhibits and Reports on Form 8-K              10

SIGNATURES                                                               11

                                             WEBCO INDUSTRIES, INC.
                                                BALANCE SHEETS
                           (Dollars in thousands, except share amounts and par value)
                                                (Unaudited)
                                                   October 31,          July 31,
                                                      1996                1996
                  ASSETS

Current assets:
     Cash                                         $       529           $       508
     Accounts receivable, net                          14,424                13,106
     Inventories                                       23,203                21,241
     Prepaid expenses                                     424                   235
     Notes receivable from related parties              1,526                   420
     Deferred income tax asset                          1,481                 1,574

          Total current assets                         41,587                37,084

Property, plant and equipment:
     Land                                               1,436                 1,436
     Buildings and improvements                         8,630                 8,630
     Machinery and equipment                           50,503                50,403
     Furniture and fixtures                             2,030                 1,989
     Construction in progress                           4,813                 3,883
     Less accumulated depreciation and amortization   (22,855)              (22,174)

     Net property, plant and equipment                 44,557                44,167

Other assets, net                                       1,643                 1,661

          Total assets                             $   87,787            $   82,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                              $   13,748            $   12,419
     Accrued liabilities                                3,596                 3,523
     Current portion of long-term debt                  1,698                 1,698

          Total current liabilities                    19,042                17,640

Long-term debt                                         21,956                19,413

Deferred income tax liability                           5,980                 5,684

Contingencies (Note 3)                                      -                     -

Stockholders' equity
     Common stock, $.01 par value, 12,000,000 shares
       authorized, 6,339,000 shares issued and
       outstanding                                         63                    63
     Additional paid-in capital                        35,944                35,944
     Retained earnings                                  4,802                 4,168
                                                      --------              --------
                                                       40,809                40,175
          Total liabilities and
            stockholders' equity                   $   87,787            $   82,912

                See accompanying notes to unaudited financial statements

                                             WEBCO INDUSTRIES, INC.
                                              STATEMENTS OF INCOME
                            (Dollars in thousands, except share and per share data)
                                                 (Unaudited)

                                                            Three Months Ended
                                                               October 31,

                                                            1996          1995
Net sales                                                $   28,444    $   22,581
Cost of sales                                                24,608        20,031

Gross profit                                                  3,836         2,550

Selling, general and administrative expenses                  2,308         1,820

Income from  operations                                       1,528           730

Interest expense                                                505           541

Income before income taxes                                    1,023           189

Deferred income tax expense                                     389            72

Net income                                               $      634    $      117

Earnings per common share                                $      .10    $      .02

Weighted average common shares outstanding                6,339,000     6,339,000








See accompanying notes to unaudited financial statements

                                             WEBCO INDUSTRIES, INC.
                                            STATEMENTS OF CASH FLOWS
                                             (Dollars in thousands)
                                                  (Unaudited)
                                                                    Three Months Ended
                                                                       October 31,
                                                                   1996          1995
Cash flows from operating activities:
     Net income                                                  $   634       $   117
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                              712           648
          (Gain) loss on sale of property, plant and equipment        13             -
          Deferred tax expense                                       389            72
          (Increase) decrease in:
               Accounts receivable                                (1,318)         (655)
               Inventories                                        (1,962)       (3,482)
               Prepaid expenses                                     (189)         (221)
          Increase (decrease) in:
               Accounts payable                                      734           395
               Accrued liabilities                                    73        (2,203)

     Net cash used in operating activities                          (914)       (5,329)

Cash flows from investing activities:
     Capital expenditures                                         (1,141)       (1,142)
     Advances to stockholder                                      (1,132)       (1,080)
     Repayments of stockholder advances                               26         1,080
     Proceeds from sale of property, plant and equipment               4             -
     Other                                                           (13)         (373)

     Net cash used in investing activities                        (2,256)       (1,515)

Cash flows from financing activities:
     Proceeds from long-term debt                                 30,525        29,290
     Principal payments on long-term debt                        (27,982)      (23,713)
     Increase in book overdrafts                                     648           173

     Net cash provided by financing activities                     3,191         5,750

Net increase (decrease) in cash                                       21        (1,094)
Cash, beginning of the period                                        508         1,659

Cash, end of the period                                          $   529       $   565

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest, net of amount
          capitalized of $72 and $ 37 in fiscal 1997
          and fiscal 1996, respectively                          $   439       $   526
     Income taxes                                                $   109       $     -

See accompanying notes to unaudited financial statements

                          WEBCO INDUSTRIES, INC.
                 Notes to Unaudited Financial Statements

Note 1 - General

     The accompanying unaudited condensed financial statements of Webco Industries, Inc. (the "Company") include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at October 31, 1996 and results of operations for the three months ended October 31, 1996 and October 31, 1995, and cash flows for the three months ended October 31, 1996 and October 31, 1995. Results for the three months ended October 31, 1996 are not necessarily indicative of results which will be realized for the full fiscal year. The year-end balance sheet was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended July 31, 1996, included in the Company's Form 10-K for the year ended July 31, 1996.

Note 2 - Inventory

     At October 31, 1996 and July 31, 1996, the components of inventory were as follows:

                             October 31, 1996              July 31, 1996
          Raw materials           $13,950,000                $12,471,000
          Work-in-process           2,111,000                  1,987,000
          Finished goods            6,123,000                  5,766,000
          Maintenance parts
              and supplies          1,019,000                  1,017,000

               Total              $23,203,000                $21,241,000


Note 3 - Contingencies

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At October 31, 1996 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal expense to be approximately $244,000 which has been recorded as an accrued liability.

     In addition, the Company is a party to various other lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

     The reader should refer to the Company's 1996 Form 10-K: Part I, Item 3 "Legal Proceedings" for additional information regarding these matters.

<AUDIT-REPORT>

                       INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders
Webco Industries, Inc.

     We have reviewed the accompanying condensed balance sheet of Webco Industries, Inc. as of October 31, 1996, and the related condensed statements of income and cash flows for the three-month periods ended October 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of July 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 18, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of July 31, 1996 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
November 25, 1996
</AUDIT-REPORT>

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

General

     Webco Industries, Inc. ("Webco" or the "Company"), an Oklahoma corporation founded in 1969 by F. William Weber, chairman of the board and chief executive officer, is a specialty manufacturer of high-quality carbon steel tubing and stainless steel tubing and pipe designed to industry and customer specifications. Based on the Company's knowledge of the specialty tube industry, management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger tubing and welded carbon boiler tubing, and the leading supplier of stainless tubing for the high efficiency residential furnace market. Commencing in fiscal 1996, the Company manufactures and markets, through its QuikWater division, a patented direct contact water heater with unique environmental and energy saving advantages for a wide variety of end use markets. The Company's products are delivered from its three production facilities in Oklahoma and Pennsylvania and from two distribution facilities in Oklahoma and Texas to more than 700 customers located primarily in the continental United States, southern Canada, and northern Mexico.

Results of Operations for the Three Months Ended October 31, 1996 Compared to the Three Months Ended October 31, 1995

     Net sales for the period were $28,444,000, a 26% increase over the $22,581,000 for the same period last year. This is the result of a 34% increase in the tonnage of tubing sold as compared to the same period last year. This increase is a reflection of improved market penetration in the heat exchanger market and mechanical market. The increase in tonnage sold was partially offset by a decrease of approximately 7% in the net average sales price per ton. The decrease in the average net sales price per ton resulted primarily from downward market pressure in the stainless and heat exchanger markets.

     Gross profit improved to $3,836,000 for the first quarter of fiscal 1997 as compared to $2,550,000 for the same quarter of fiscal 1996. Expressed as a percentage of net sales, gross profit increased from 11.3% to 13.5%. The improvement in gross profit margin is attributable to decreases in the average cost of material per ton for both carbon and stainless sheet coil, coupled with improved efficiencies which resulted in a 9% decrease in the manufactured cost per ton. A significant portion of this cost decrease was offset by a corresponding decrease in the net average sales price per ton.

     Selling, general and administrative expenses were $2,308,000 for the first quarter of fiscal 1997 as compared to $1,820,000 for the first quarter of fiscal 1996, which is a rate of 8.1% of net sales for both periods. Factors contributing to the increase of $488,000 include marketing costs associated with QuikWater and increased sales commissions resulting from higher sales volumes. These increases were partially offset by $225,000 recorded as the result of an insurance recovery on an EPA related claim.

     The current quarter's income from operations increased by $798,000 to $1,528,000 as compared to $730,000 for the same quarter last year. As a percentage of net sales, income from operations improved to 5.4% for the first quarter of fiscal 1997 from 3.2% for the same quarter of fiscal 1996. This increase is a reflection of the volume driven increase in sales and the decrease in the average manufactured cost per ton.

     Interest expense for the period was $505,000 ($577,000 prior to interest capitalization) as compared to interest expense of $541,000 ($578,000 prior to interest capitalization) for the same quarter last year. The level of debt under the bank Loan and Security Agreement for the three months ended October 31, 1996 averaged approximately $22.6 million at an average interest rate of 8.88% as compared to an average borrowing level of $23.2 million at an average interest rate of 9.24% during the period ended October 31, 1995.

     The recorded income tax expense for the period ended October 31, 1996 is based upon the estimated annual effective federal and state income tax rates.

     Net income for the three month period ended October 31, 1996 increased to $634,000, or $0.10 per common share compared with $117,000 or $0.02 per common share for the same three month period in the prior fiscal year.

Liquidity and Capital Resources

     Net cash used in operations was $914,000 for the three months ended October 31, 1996 versus $5,329,000 for the three month period ended October 31, 1995. Net income plus depreciation, amortization and deferred taxes for the current period improved to $1,735,000 as compared to $837,000 for the same period last year. The difference between net cash used in operations and net income plus non-cash items for the respective periods primarily represents increases in working capital.

     Net cash used in investing activities for the three months ended
October 31, 1996, was $2,256,000. This is primarily the result of capital expenditures on various projects implemented for productivity improvement and stockholder advances.

     The Company expects cash flow from operations and borrowings under its credit facility to fund its operating and capital expenditure cash flow needs for the remainder of this fiscal year.

     The Company, as of October 31, 1996, had $3.4 million available under a line of credit and a long term debt-to-equity ratio of 54%. The net borrowings under the line of credit of $3.0 million were used primarily for capital projects, payment of term debt, and to support increased levels of inventory and accounts receivable.

                       PART II  OTHER INFORMATION

Item  1.     Legal Proceedings

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At October 31, 1996 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal expense to be approximately $244,000, which has been recorded as an accrued liability.

     In addition, the Company is a party to various other lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

     The reader should refer to the Company's 1996 10-K: Part I, Item 3: "Legal Proceedings" for additional information regarding these matters.

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


                              WEBCO INDUSTRIES, INC.



     December 12, 1996        /s/F. William Weber
                              F. William Weber
                              Chairman
                              Chief Executive Officer
                              Director


     December 12, 1996        /s/Dana S Weber
                              Dana S. Weber
                              President
                              Chief Operating Officer
                              Director


     December 12, 1996        /s/Harry G. Dandelles
                              Harry G. Dandelles
                              Treasurer
                              Chief Financial Officer
                              Vice President of Finance and Administration

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WEBCO INDUSTRIES, INC.



     December 12, 1996        ________________________
                              F. William Weber
                              Chairman
                              Chief Executive Officer
                              Director


     December 12, 1996        ________________________
                              Dana S. Weber
                              President
                              Chief Operating Officer
                              Director


     December 12, 1996        ________________________
                              Harry G. Dandelles
                              Treasurer
                              Chief Financial Officer
                              Vice President of Finance and Administration