Form 10-Q
period 1997-01-31
WEBCO INDUSTRIES INC
filed 1997-03-17
CIK 916314

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    January 31, 1997

                                   or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,339,000 shares of Common Stock, $0.01 par value, as of February 28, 1997.

                        WEBCO INDUSTRIES, INC.

                          TABLE OF CONTENTS
                                                                       Page
                                                                       Number
                                                                      _________

PART I   FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited):
                          Balance Sheets                                  3
                          Statements of Income                            4
                          Statements of Cash Flows                        5
                          Notes to Unaudited Financial Statements         6
                          Report of Review by Independent
                           Accountants                                    7

          Item 2.         Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                      8-10

PART II     OTHER INFORMATION

          Item 1.         Legal Proceedings                               12
          Item 2.         Changes in Securities                           12
          Item 3.         Defaults Upon Senior Securities                 12
          Item 4.         Submission of Matters to a Vote of
                          Security Holders                                12
          Item 5.         Other Information                               12
          Item 6.         Exhibits and Reports on Form 8-K                13

SIGNATURES                                                                14

                             WEBCO INDUSTRIES, INC.
                                BALANCE SHEETS
          (Dollars in thousands, except share amounts and par value)
                                 (Unaudited)
                                                      January 31,          July 31,
                                                         1997               1996
ASSETS
Current assets:
     Cash                                            $        821         $       508
     Accounts receivable, net                              16,482              13,106
     Inventories                                           24,817              21,241
     Prepaid expenses                                         382                 235
     Notes receivable from related parties                  1,620                 420
     Deferred income tax asset                                629               1,574

          Total current assets                             44,751              37,084

Property, plant and equipment:
     Land                                                   1,436               1,436
     Buildings and improvements                             8,706               8,630
     Machinery and equipment                               50,606              50,403
     Furniture and fixtures                                 2,068               1,989
     Construction in progress                               5,901               3,883
     Less accumulated depreciation and amortization       (23,475)            (22,174)

     Net property, plant and equipment                     45,242              44,167

Other assets, net                                           1,633               1,661

          Total assets                               $     91,626         $    82,912


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                $     17,659         $    12,419
     Accrued liabilities                                    3,440               3,523
     Current portion of long-term debt                      1,692               1,698

          Total current liabilities                        22,791              17,640

Long-term debt                                             22,687              19,413

Deferred income tax liability                               5,208               5,684

Contingencies (Note 3)                                          -                   -

Stockholders' equity:
     Common stock, $.01 par value, 12,000,000 shares
       authorized, 6,339,000 shares issued and
       outstanding                                             63                  63
     Additional paid-in capital                            35,944              35,944
     Retained earnings                                      4,933               4,168
                                                           ------              ------
                                                           40,940              40,175

          Total liabilities and
           stockholders' equity                      $     91,626         $    82,912

                See accompanying notes to unaudited financial statements

                              WEBCO INDUSTRIES, INC.
                               STATEMENTS OF INCOME
                   (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                       Three Months Ended               Six Months Ended
                                           January 31,                    January 31,

                                     1997            1996           1997            1996
Net sales                        $  28,678       $  25,086      $  57,121       $  47,667
Cost of sales                       24,622          21,423         49,228          41,454
Gross profit                         4,056           3,663          7,893           6,213
Selling, general and
  administrative expenses            2,496           2,089          4,805           3,909
Special item: Write-off of Mill 3
     cut-off equipment                 884               -            884               -
Income from operations                 676           1,574          2,204           2,304
Interest expense                       465             575            970           1,116
     Income before income taxes        211             999          1,234           1,188
Income tax expense                      80             382            469             454
     Net income                  $     131       $     617      $     765        $    734

Net income per common share      $    0.02       $    0.10      $    0.12        $   0.12

Weighted average common
     shares outstanding          6,339,000       6,339,000      6,339,000       6,339,000









                    See accompanying notes to unaudited financial statements

                             WEBCO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)
                                  (Unaudited)
                                                                    Six Months Ended
                                                                       January 31,
                                                                  1997             1996
Cash flows from operating activities:
     Net income                                               $    765         $    734
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                          1,454            1,315
          (Gain) loss on write-off and disposition of
          property, plant and equipment                            899               (1)
          Deferred tax expense                                     469              454
          (Increase) decrease in:
               Accounts receivable                              (3,376)          (1,996)
               Inventories                                      (3,576)          (3,035)
               Prepaid expenses                                   (147)             (25)
          Increase (decrease) in:
               Accounts payable                                  3,998           (1,752)
               Accrued liabilities                                 (83)          (2,002)

     Net cash provided by (used in) operating activities           403           (6,308)

Cash flows from investing activities:
     Capital expenditures                                       (3,035)          (2,022)
     Advances to stockholder                                    (1,226)          (2,323)
     Repayments of stockholder advances                             26            2,323
     Proceeds from sale of property, plant and equipment            10                1
     Other                                                         (47)            (361)

     Net cash used in investing activities                      (4,272)          (2,382)

Cash flows from financing activities:
     Proceeds from long-term debt                               58,405           54,615
     Principal payments on long-term debt                      (55,137)         (47,560)
     Increase in book overdrafts                                   914              645

     Net cash provided by financing activities                   4,182            7,700

Net change in cash                                                 313             (990)
Cash, beginning of the period                                      508            1,659

Cash, end of the period                                       $    821         $    669




               See accompanying notes to unaudited financial statements

                         WEBCO INDUSTRIES, INC.
                Notes to Unaudited Financial Statements
Note 1 - General

     The accompanying unaudited condensed financial statements of Webco Industries, Inc. (the "Company") include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at January 31, 1997 and results of operations for the three months and six months ended January 31, 1997 and January 31, 1996, and cash flows for the six months ended January 31, 1997 and January 31, 1996. Results for the three months and six months ended January 31, 1997 are not necessarily indicative of results which will be realized for the full fiscal year. The year-end balance sheet was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended July 31, 1996, included in the Company's Form 10-K for the year ended July 31, 1996.

Note 2 - Inventory

     At January 31, 1997 and July 31, 1996, the components of inventory were as follows:

                                 January 31, 1997         July 31, 1996

          Raw materials              $15,285,000            $12,471,000
          Work-in-process              2,163,000              1,987,000
          Finished goods               6,278,000              5,766,000
          Maintenance parts
              and supplies             1,091,000              1,017,000
                                     -----------            -----------
               Total inventories     $24,817,000            $21,241,000


Note 3 - Contingencies

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At January 31, 1997 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal costs to be approximately $244,000 which has been recorded as an accrued liability.

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

<AUDIT-REPORT>
                   INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders
Webco Industries, Inc.

     We have reviewed the accompanying condensed balance sheet of Webco Industries, Inc. as of January 31, 1997, and the related condensed statements of income for the three-month and six-month periods ended January 31, 1997 and 1996 and cash flows for the six-month periods ended January 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

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



COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 25, 1997
</AUDIT-REPORT>

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

Results of Operations for the Three Months Ended January 31, 1997 Compared to the Three Months Ended January 31, 1996

     Net sales for the quarter ended January 31, 1997 were $28,678,000, a 14% increase over the $25,086,000 for the same quarter last year. This is the result of a 22% increase in the tonnage of tubing sold as compared to the same period last year. This increase is a reflection of improved market penetration in the heat exchanger market and mechanical market. The increase in tonnage sold was partially offset by a decrease of approximately 7% in the net average sales price per ton. The decrease in the average net sales price per ton is reflected primarily in the boiler tube and stainless products.

     Gross profit improved to $4,056,000 for the second quarter of fiscal 1997 which is an 11% increase as compared to $3,663,000 for the same quarter of fiscal 1996. This increase of approximately $393,000 is the result of higher revenues generated by the increases in tonnage shipped. Expressed as a percentage of net sales, gross profit decreased slightly to 14.1% from 14.6% for the same period last year. This decline in gross profit percentage is attributable to the decrease in the manufactured cost per ton being slightly less than the decrease in the net average sales price per ton, which is the result of downward market pressure.

     Selling, general and administrative expenses were $2,496,000 (8.7% of net sales) for the second quarter of fiscal 1997 as compared to $2,089,000 (8.3% of net sales) for the same quarter of fiscal 1996. Factors contributing to the $407,000 increase over the prior quarter include an increase of $264,000 in development and marketing costs associated with QuikWater and $100,000 in non-recurring charges related to litigation settlement.

     During the second quarter of fiscal 1997 the Company recorded a special charge of $884,000. This charge relates to the replacement and write-off of cutoff equipment on the Company's new weld mill ("Mill 3") which was not performing in a manner consistent with expectations.

     The current quarter's income from operations decreased by $898,000 to $676,000 (2.4% of net sales) as compared to $1,574,000 (6.3% of net sales) for the same quarter last year. This decrease is the result of the special charge noted above. Excluding the special charge, income from operations for the current period was $1,560,000 which is 5.4% of net sales.

     Interest expense for the period was $465,000 ($546,000 prior to interest capitalization) as compared to interest expense of $575,000 ($614,000 prior to interest capitalization) for the same quarter last year. The level of debt under the bank Loan and Security Agreement for the three months ended January 31, 1997 averaged approximately $22.7 million at an average interest rate of 8.89% as compared to an average borrowing level of $24.6 million at an average interest rate of 9.15% during the period ended January 31, 1996

     The recorded income tax expense for the period ended January 31, 1997 is based upon the estimated annual effective federal and state income tax rates.

     Net income for the three month period ended January 31, 1997 was $131,000, or $0.02 per common share compared with $617,000 or $0.10 per common share for the same three month period in the prior fiscal year. The reduction in net income results from the $548,000 after tax effect ($0.09 per common share) of the special charge noted above. Net income excluding the special charge is $679,000 or $0.11 per common share.

Results of Operations for the Six Months Ended January 31, 1997 Compared to the Six Months Ended January 31, 1996

     Net sales for the six months ended January 31, 1997 increased to $57,121,000, a 20% increase from the $47,667,000 for the same period last year. This is the result of a 28% increase in the tonnage of tubing sold during the period, which is a reflection of improved market penetration in the heat exchanger market and mechanical market. The increase in tonnage was partially offset by a decrease of approximately 7% in the net average sales price per ton.

     Gross profit increased 27% to $7,893,000 for the first six months of 1997 as compared to $6,213,000 for the same period last year. Gross profit expressed as a percentage of net sales improved to 13.8% for year-to-date fiscal 1997 compared to 13.0% for year-to-date fiscal 1996. A decrease in the average cost per ton of steel sheet coils along with a decrease in the average manufacturing cost per ton were partially offset by a decrease in the average selling price per ton noted above.

     Selling, general and administrative expenses were $4,805,000 (8.4% of net sales) for the first six months of fiscal 1997 as compared to $3,909,000 (8.2% of net sales) for the same period of the prior fiscal year. Factors contributing to the additional $896,000 of expense include an increase of $564,000 in development and marketing costs associated with QuikWater, $100,000 in non-recurring charges related to litigation settlement and higher sales commissions from the increase in sales.

     During the second quarter of fiscal 1997 the Company recorded a special charge of $884,000. This charge relates to the replacement and write-off of cutoff equipment on the Company's new weld mill ("Mill 3") which was not performing in a manner consistent with expectations.

     Income from operations for the six months ended January 31, 1997 was $2,204,000 as compared to $2,304,000 for the same period last year. Operating income expressed as a percentage of net sales was 3.9% for year-to-date fiscal 1997 compared to 4.8% for year-to-date fiscal 1996. Excluding the special charge noted above, income from operations for the current six month period was $3,088,000 or 5.4% of net sales.

     Interest was $970,000 ($1,123,000 prior to any interest capitalization) for the current six month period as compared to $1,116,000 ($1,192,000 prior to any interest capitalization) for the same period in fiscal 1996. The decrease in interest prior to any capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the six month period ended January 31, 1997 being $22.7 million as compared to $23.9 million for the same period last year. The average interest rate related to this debt for the same six month periods decreased from 9.19% in fiscal 1996 to 8.88% in fiscal 1997.

     The recorded income tax expense for the six months ended January 31, 1997 is based upon the estimated annual effective federal and state tax rates.

     Net income for the six month period ended January 31, 1997 increased slightly to $765,000, or $0.12 per common share. Excluding the special charge in the second quarter of this fiscal year, after-tax income was $1,313,000 or $0.21 per common share compared to $734,000, or $0.12 per common share for the same six month period in the prior fiscal year.

Liquidity and Capital Resources

     Net cash provided by (used in) operations was $403,000 for the six months ended January 31, 1997 versus ($6,308,000) for the six month period ended January 31, 1996. Receivables and inventories have increased as a result of higher sales volumes, as compared to the prior year, and inventory levels also increased due to the strike at Wheeling Pittsburgh, a supplier of consignment sheet coil steel. The strike has required the Company to obtain alternative sources of steel which are not always on payment terms as favorable as the consignment arrangements under which the Wheeling Pittsburgh purchases were made. The Company believes that the Wheeling Pittsburgh strike will continue for the foreseeable future and that inventories will continue to grow unless alternative consignment inventories are located. At January 31, 1997, approximately $3.0 million of consigned inventories were held by the Company compared to approximately $4.9 million at January 31, 1996.

     Net cash used in investing activities for the six months ended January 31, 1997, was $4,272,000, $1,890,000 greater than the amount of cash used in investing activities during the same period in 1996. This increase is primarily the result of capital expenditures related to expansion of the stainless facility as well as other projects which are expected to increase capacity and improve productivity, and an increase in stockholder advances.

     As of January 31, 1997, the Company had $2.2 million available under it's $20 million line of credit and a long term debt-to-equity ratio of 55%. Net borrowings under the line of credit of $4.1 million for the six months ended January 31, 1997 were used primarily for capital projects, and to support increased levels of inventory and accounts receivable. The Company is in the process of increasing its line of credit to $23 million in order to provide additional monies for inventory investment and capital expenditures. The Company anticipates pursuing additional debt financing to facilitate its capital growth plan, including expanding the stainless plant capacity.

Forward Looking Statements

     Certain statements, including those predicated or preceded by the words "expects" and "plans", should be considered forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, but are not limited to, industry demand, competition, changes in the availability and pricing of carbon and stainless steel, labor supply near the Company's manufacturing facilities, interest rate fluctuations and other capital market conditions.

Impact of New Financial Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share and No. 129, Disclosure of Information About Capital Structure. Statement No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee. Statement No. 129 consolidates the existing requirements to disclose certain information about an entity's capital structure. Both statements are effective for financial statements issued for periods ending after December 15, 1997. Based on the Company's present capital structure and common stock equivalents (stock options), the Company does not believe that the implementation of these new standards will have a material impact on its financial statements.

                     PART II  OTHER INFORMATION

Item  1.     Legal Proceedings

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At January 31, 1997 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal costs to be approximately $244,000, which has been recorded as an accrued liability.

     In addition, the Company is a party to various other lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

     The reader should refer to the Company's 1996 10-K: Part I, Item 3: "Legal Proceedings" for additional information regarding these matters.

Item  2.     Changes in Securities
     None

Item  3.     Defaults Upon Senior Securities
     None

Item  4.     Submission of Matters to a Vote of Security Holders
     On December 5, 1996 the Company held its annual stockholders meeting. During that meeting the following directors were elected to a three year term:

                             For                    Withheld
F. William Weber          6,065,535                  52,678
Dana S. Weber             6,065,535                  52,678

     The following directors terms will continue: Frederick C. Ermel, Dr. Kenneth E. Case and Neven C. Hulsey.

     The appointment of Coopers & Lybrand LLP as auditors for 1997 was ratified by the following vote:

                         For               Against               Abstain
                      6,089,662            10,250                 18,301


Item  5.     Other Information
     None

Item  6.     Exhibits and Reports on Form 8-K

     A. Exhibits

      Exhibit
      Number         Description

        15           Letter re: unaudited interim financial information.


     B. Reports on Form 8-K

        None

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WEBCO INDUSTRIES, INC.



     March 12, 1997               /s/F. William Weber
                              F. William Weber
                              Chairman
                              Chief Executive Officer
                              Director


     March 12, 1997               /s/Dana S Weber
                              Dana S. Weber
                              President
                              Chief Operating Officer
                              Director


     March 12, 1997               /s/Michael P. Howard
                              Michael P. Howard
                              Treasurer
                              Chief Financial Officer
                              Vice President of Finance and Administration

Exhibit 15



                              March 14, 1997


Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549

Re: Webco Industries, Inc. Registration on Form S-3

We are aware that our report dated February 25, 1997 on our review of interim financial information of Webco Industries, Inc. for the periods ended
January 31, 1997 and 1996 and included in the Company's quarterly report on Form 10-Q for the quarter ended January 31, 1997 is incorporated by reference in the Company's registration statement on Form S-3 (File No. 333-22779). Pursuant to rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


COOPERS & LYBRAND  L.L.P.