Form 10-Q
period 1997-04-30
WEBCO INDUSTRIES INC
filed 1997-06-13
CIK 916314

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________.

Commission File Number:    0-23242

                            WEBCO INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

            Oklahoma                              73-1097133
(State or other jurisdiction          (I.R.S. Employer Identification No)
of incorporation or organization)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,339,000 shares of Common Stock, $0.01 par value, as of May 31, 1997.

                        WEBCO INDUSTRIES, INC.

                          TABLE OF CONTENTS
                                                                    Page
                                                                    Number

PART I     FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited):
                    Balance Sheets                                    3
                    Statements of Income                              4
                    Statements of Cash Flows                          5
                    Notes to Unaudited Financial Statements           6
                    Report of Review by Independent
                         Accountants                                  7

     Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                        8-11

PART II     OTHER INFORMATION

          Item 1.          Legal Proceedings                          12
          Item 2.          Changes in Securities                      12
          Item 3.          Defaults Upon Senior Securities            12
          Item 4.          Submission of Matters to a Vote of
                             Security Holders                         12
          Item 5.          Other Information                          12
          Item 6.          Exhibits and Reports on Form 8-K           12

SIGNATURES                                                            13

                        WEBCO INDUSTRIES, INC.
                            BALANCE SHEETS
      (Dollars in thousands, except share amounts and par value)
                             (Unaudited)
                                                           April 30,          July 31,
                                                             1997               1996
ASSETS

Current assets:
     Cash                                               $       298          $       508
     Accounts receivable, net                                 5,545               13,106
     Inventories                                             28,037               21,241
     Prepaid expenses                                           334                  235
     Notes receivable from related parties                    1,620                  420
     Deferred income tax asset                                1,532                1,574

          Total current assets                               47,366               37,084

Property, plant and equipment:
     Land                                                     1,436                1,436
     Buildings and improvements                               8,727                8,630
     Machinery and equipment                                 50,662               50,403
     Furniture and fixtures                                   2,125                1,989
     Construction in progress                                 8,047                3,883
     Less accumulated depreciation and amortization         (24,120)             (22,174)

     Net property, plant and equipment                       46,877               44,167

Other assets, net                                             1,607                1,661

          Total assets                                  $    95,850          $    82,912


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $    16,767          $    12,419
     Accrued liabilities                                      3,985                3,523
     Current portion of long-term debt                        1,692                1,698

          Total current liabilities                          22,444               17,640

Long-term debt                                               25,556               19,413

Deferred income tax liability                                 6,412                5,684

Contingencies (Note 3)                                            -                    -

Stockholders' equity:
     Common stock, $.01 par value, 12,000,000 shares
      authorized, 6,339,000 shares issued and outstanding        63                   63
     Additional paid-in capital                              35,944               35,944
     Retained earnings                                        5,431                4,168

                                                             41,438               40,175

          Total liabilities and stockholders' equity    $    95,850          $    82,912

          See accompanying notes to unaudited financial statements

                        WEBCO INDUSTRIES, INC.
                         STATEMENTS OF INCOME
           (Dollars in thousands, except per share amounts)
                            (Unaudited)

                                  Three Months Ended                  Nine Months Ended
                                       April 30,                           April 30,

                                  1997             1996                1997          1996
Net sales                      $   28,993      $   26,338      $   86,114      $   74,005
Cost of sales                      25,245          22,387          74,473          63,841
Gross profit                        3,748           3,951          11,641          10,164
Selling, general and
  administrative expenses           2,496           2,402           7,301           6,310
Special item: Write-off of
  Mill 3 cut-off equipment              -               -             884               -
Income from operations              1,252           1,549           3,456           3,854
Interest expense                      453             547           1,423           1,663
     Income before income taxes       799           1,002           2,033           2,191
Income tax expense                    301             381             770             835
     Net income                $      498      $      621      $    1,263      $    1,356

Net income per common share    $     0.08      $     0.10      $     0.20      $     0.21

Weighted average common
  shares outstanding            6,339,000       6,339,000       6,339,000       6,339,000

          See accompanying notes to unaudited financial statements

                        WEBCO INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                             (Unaudited)
                                                               Nine Months Ended
                                                                   April 30,
                                                              1997          1996
Cash flows from operating activities:
     Net income                                            $   1,263     $   1,356
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                        2,194         1,997
          (Gain) loss on write-off and disposition of
          property, plant and equipment                          897            (1)
          Deferred tax expense                                   770           835
          (Increase) decrease in:
               Accounts receivable                            (2,439)       (1,283)
               Inventories                                    (6,796)         (680)
               Prepaid expenses                                  (99)           26
          Increase (decrease) in:
               Accounts payable                                4,801        (4,653)
               Accrued liabilities                               462        (1,674)

     Net cash provided by (used in) operating activities       1,053        (4,077)

Cash flows from investing activities:
     Capital expenditures                                     (5,716)       (3,207)
     Advances to stockholder                                  (1,226)       (3,638)
     Repayments of stockholder advances                           26         3,638
     Proceeds from sale of property, plant and equipment          12             1
     Other                                                       (70)         (450)

     Net cash used in investing activities                    (6,974)       (3,656)

Cash flows from financing activities:
     Proceeds from long-term debt                             92,315        80,300
     Principal payments on long-term debt                    (86,178)      (74,943)
     Increase (decrease) in book overdrafts                     (426)        2,144

     Net cash provided by financing activities                 5,711         7,501

Net change in cash                                              (210)         (232)
Cash, beginning of the period                                    508         1,659

Cash, end of the period                                    $     298     $   1,427



         See accompanying notes to unaudited financial statements

                         WEBCO INDUSTRIES, INC.
                Notes to Unaudited Financial Statements
Note 1 - General

     The accompanying unaudited condensed financial statements of Webco Industries, Inc. (the "Company") include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at April 30, 1997 and results of operations for the three months and nine months ended April 30, 1997 and April 30, 1996, and cash flows for the nine months ended April 30, 1997 and April 30, 1996. Results for the three months and nine months ended April 30, 1997 are not necessarily indicative of results which will be realized for the full fiscal year. The year-end balance sheet was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended July 31, 1996, included in the Company's Form 10-K for the year ended July 31, 1996.

Note 2 - Inventory

     At April 30, 1997 and July 31, 1996, the components of inventory were as follows:

                                  April 30, 1997              July 31, 1996
          Raw materials             $19,546,000                $12,471,000
          Work-in-process             2,009,000                  1,987,000
          Finished goods              5,378,000                  5,766,000
          Maintenance parts
              and supplies            1,104,000                  1,017,000

               Total inventories    $28,037,000                $21,241,000


Note 3 - Contingencies

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At April 30, 1997 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal costs, related to the Superfund's oversight body, to be approximately $231,000 which has been recorded as an accrued liability.

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

<AUDIT-REPORT>
INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders
Webco Industries, Inc.

     We have reviewed the accompanying condensed balance sheet of Webco Industries, Inc. as of April 30, 1997, and the related condensed statements of income for the three-month and nine-month periods ended April 30, 1997 and 1996 and cash flows for the nine-month periods ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
May 26, 1997
</AUDIT-REPORT>

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

Results of Operations for the Three Months Ended April 30, 1997 Compared to the Three Months Ended April 30, 1996

     Net sales for the quarter ended April 30, 1997 were $28,993,000, a 10.1% increase over the $26,338,000 for the same quarter last year. This is the result of an 11.5% increase in the current quarter in the tonnage of tubing sold as compared to the same period last year. This increase is a reflection of improved market penetration in the heat exchanger market and mechanical market. The increase in tonnage sold was slightly offset by a decrease of 1.3% in the net average sales price per ton, primarily in heat exchanger products.

     Gross profit for the period was $3,748,000 as compared to $3,951,000 for the same quarter of fiscal 1996. Expressed as a percentage of net sales, gross profit decreased to 12.9% from 15.0% for the same period last year. The decline in gross profit percentage is attributable to downward market pressure resulting in a decrease in the net average sales price per ton of tubing sold of 1.3%. In addition, the suspension of Mill 3 production for approximately
5 weeks of the current quarter for the installment and testing of new cutoff equipment had a negative effect on the absorption of fixed costs. The result was an increase in the average cost to manufacture per ton of 4.2%, which was partially offset by a 1.8% decrease in the average cost per ton of steel sheet coils.

     Selling, general and administrative expenses were $2,496,000 for the third quarter of fiscal 1997, an increase of only $94,000 as compared to $2,402,000 for the same quarter of fiscal 1996. The change is primarily the result of a $64,000 increase in marketing costs associated with QuikWater.

     The current quarter's income from operations decreased by $297,000 to $1,252,000 (4.3% of net sales) as compared to $1,549,000 (5.9% of net sales) for the same quarter last year. This decrease is primarily attributable to the negative effect on the absorption of fixed costs resulting from the suspension of Mill 3 production, the decrease in the average net sales price per ton and QuikWater, as noted above.

     Interest expense for the current period was $453,000 ($572,000 prior to interest capitalization) as compared to interest expense of $547,000 ($589,000 prior to interest capitalization) for the same quarter last year. The level of debt under the bank Loan and Security Agreement for the three months ended April 30, 1997 averaged approximately $24.0 million at an average interest rate of 8.89% as compared to an average borrowing level of $24.6 million at an average interest rate of 8.69% during the period ended April 30, 1996

     The recorded income tax expense for the quarter ended April 30, 1997 is based upon the estimated annual effective federal and state income tax rates.

     Net income for the three month period ended April 30, 1997 was $498,000, or $0.08 per common share compared with $621,000 or $0.10 per common share for the same three month period in the prior fiscal year.

Results of Operations for the Nine Months Ended April 30, 1997 Compared to the Nine Months Ended April 30, 1996

     Net sales for the nine months ended April 30, 1997 increased to $86,114,000, a 16.4% increase from the $74,005,000 for the same period last year. This is the result of a 21.9% increase in the tonnage of tubing sold during the current period, which is a reflection of improved market penetration in the heat exchanger market and mechanical market. The increase in tonnage sold was partially offset by a decrease of 4.9% in the net average sales price per ton.

     Gross profit increased 14.5% to $11,641,000 for the first nine months of fiscal 1997 as compared to $10,164,000 for the same period last fiscal year. Gross profit expressed as a percentage of net sales remained relatively constant at 13.5% for year-to-date fiscal 1997 compared to 13.7% for year-to-date fiscal 1996. Gross profit in the current period was adversely affected by downward pricing pressure as reflected in the 4.9% decrease in the average selling price per ton. This was offset by a decrease in the average cost per ton of steel sheet coils (6.0%) and the average manufacturing cost per ton (4.0%), for a combined change in the total cost per ton of 5.2%.

     Selling, general and administrative expenses were $7,301,000 for the first nine months of fiscal 1997 as compared to $6,310,000 for the same period of the prior fiscal year. Factors contributing to the additional $991,000 of expense include an increase of $783,000 in development and marketing costs associated with QuikWater, and higher sales commissions from the increase in sales.

     During the second quarter of fiscal 1997 the Company recorded a special charge of $884,000. This charge relates to the replacement and write-off of cutoff equipment on Mill 3 which was not performing in a manner consistent with expectations.

     Income from operations for the nine months ended April 30, 1997 was $3,456,000 as compared to $3,854,000 for the same period last year. Operating income expressed as a percentage of net sales was 4.0% for year-to-date fiscal 1997 compared to 5.2% for year-to-date fiscal 1996. Excluding the special charge noted above, income from operations for the current nine month period was $4,340,000 or 5.0% of net sales.

     Interest was $1,423,000 ($1,695,000 prior to interest capitalization) for the current nine month period as compared to $1,663,000 ($1,781,000 prior to interest capitalization) for the same period in fiscal 1996. The decrease in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the nine month period ended April 30, 1997 being $23.1 million as compared to $24.1 million for the same period last year. The average interest rate related to this debt for the same nine month periods decreased from 9.03% in fiscal 1996 to 8.89% in fiscal 1997.

     The recorded income tax expense for the nine months ended April 30, 1997 is based upon the estimated annual effective federal and state tax rates.

     Net income for the nine month period ended April 30, 1997 decreased slightly to $1,263,000, or $0.20 per common share. Excluding the special charge in the second quarter of fiscal 1997, after-tax income was $1,811,000 or $0.29 per common share. Net income was $1,356,000, or $0.21 per common share for the same nine month period in the prior fiscal year.

Liquidity and Capital Resources

     Net cash provided by (used in) operations was $1,053,000 for the nine months ended April 30, 1997 versus ($4,077,000) for the nine month period ended April 30, 1996. Receivables and inventories have increased as a result of higher sales volumes, as compared to the prior year, and inventory levels also increased due to the strike at Wheeling Pittsburgh, a supplier of consignment sheet coil steel, and greater levels of specific inventory for OEM customers. The strike has required the Company to obtain alternative sources of steel which are not always on payment terms as favorable as the consignment arrangements under which the Wheeling Pittsburgh purchases were made. The Company believes that the Wheeling Pittsburgh strike will continue for the foreseeable future and that inventories will continue to grow unless alternative consignment inventories are located. At April 30, 1997, approximately $2.4 million of consigned inventories were held by the Company compared to approximately $3.7 million at April 30, 1996.

     Net cash used in investing activities for the nine months ended April 30, 1997 was $6,974,000, which was $3,318,000 greater than the $3,656,000 used in investing activities during the same period in 1996. This increase is primarily the result of capital expenditures related to expansion of the stainless facility as well as other projects which are expected to increase capacity and improve productivity, and an increase in stockholder advances.

     During the period ended April 30, 1997 the Company increased its line of credit to $23 million in order to provide additional monies for inventory investment and capital expenditures. As of April 30, 1997, the Company had $1.9 million available under its $23 million line of credit and a long term debt-to-equity ratio of 62%. Net borrowings under the line of credit of $7.4 million for the nine months ended April 30, 1997 were used primarily for capital projects, and to support increased levels of inventory and accounts receivable. The Company is currently negotiating with its primary lender to refinance the existing term loan and line of credit to facilitate its capital growth plan, including expanding the stainless plant capacity, and to provide additional working capital. These negotiations have not been finalized.

Forward Looking Statements

     Certain statements, including those predicated or preceded by the words "expects" and "plans", should be considered forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, but are not limited to, industry demand, competition, changes in the availability and pricing of carbon and stainless steel, labor supply near the Company's manufacturing facilities, interest rate fluctuations and other capital market conditions.

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

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At April 30, 1997 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal costs to be approximately $231,000, which has been recorded as an accrued liability.

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


                              WEBCO INDUSTRIES, INC.



     June 12, 1997            /s/F. William Weber
                              F. William Weber
                              Chairman
                              Chief Executive Officer
                              Director


     June 12, 1997            /s/Dana S Weber
                              Dana S. Weber
                              President
                              Chief Operating Officer
                              Director


     June 12, 1997            /s/Michael P. Howard
                              Michael P. Howard
                              Treasurer
                              Chief Financial Officer
                              Vice President of Finance and Administration