Form 10-Q/A
period 1996-04-30
WEBCO INDUSTRIES INC
filed 1997-07-15
CIK 916314

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                            FORM 10-Q/A
                          Amendment No. 1
(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 30, 1997
                                or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________.

Commission File Number:    0-23242

                        WEBCO INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)

         Oklahoma                                     73-1097133
  (State or other jurisdiction)           (I.R.S. Employer Identification No)
 of incorporation or organization

201 WOODLAND DRIVE,    SAND SPRINGS,   OKLAHOMA                    74063
   (Address of principal executive offices)                     (Zip Code)

                 (918)  241-1000
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

                            Amendment No. 1


This report on Form 10-Q/A constitutes Amendment No. 1 to the registrant's Form 10-Q for the quarterly period-ended April 30, 1997. The filing amends Part I,
Item 1 to change the amount reported for Accounts receivable, net as of April 30, 1997 from $5,545 to $15,545 to correct a typographical omission in the EDGAR filing. No other financial statement amounts, including subtotals and totals, or disclosures are effected by this change.

                        WEBCO INDUSTRIES, INC.
                            BALANCE SHEETS
      (Dollars in thousands, except share amounts and par value)
                             (Unaudited)
                                                           April 30,          July 31,
                                                             1997               1996
ASSETS

Current assets:
     Cash                                               $       298          $       508
     Accounts receivable, net                                15,545               13,106
     Inventories                                             28,037               21,241
     Prepaid expenses                                           334                  235
     Notes receivable from related parties                    1,620                  420
     Deferred income tax asset                                1,532                1,574

          Total current assets                               47,366               37,084

Property, plant and equipment:
     Land                                                     1,436                1,436
     Buildings and improvements                               8,727                8,630
     Machinery and equipment                                 50,662               50,403
     Furniture and fixtures                                   2,125                1,989
     Construction in progress                                 8,047                3,883
     Less accumulated depreciation and amortization         (24,120)             (22,174)

     Net property, plant and equipment                       46,877               44,167

Other assets, net                                             1,607                1,661

          Total assets                                  $    95,850          $    82,912


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $    16,767          $    12,419
     Accrued liabilities                                      3,985                3,523
     Current portion of long-term debt                        1,692                1,698

          Total current liabilities                          22,444               17,640

Long-term debt                                               25,556               19,413

Deferred income tax liability                                 6,412                5,684

Contingencies (Note 3)                                            -                    -

Stockholders' equity:
     Common stock, $.01 par value, 12,000,000 shares
      authorized, 6,339,000 shares issued and outstanding        63                   63
     Additional paid-in capital                              35,944               35,944
     Retained earnings                                        5,431                4,168

                                                             41,438               40,175

          Total liabilities and stockholders' equity    $    95,850          $    82,912

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

Note 2 - Inventory

     At April 30, 1997 and July 31, 1996, the components of inventory were as follows:

                                  April 30, 1997          July 31, 1996
          Raw materials             $19,546,000            $12,471,000
          Work-in-process             2,009,000              1,987,000
          Finished goods              5,378,000              5,766,000
          Maintenance parts
              and supplies            1,104,000              1,017,000
                                    ------------           ------------
               Total inventories    $28,037,000            $21,241,000


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


                              WEBCO INDUSTRIES, INC.



     July 11, 1997            /s/F. William Weber
                              F. William Weber
                              Chairman
                              Chief Executive Officer
                              Director


     July 11, 1997            /s/Dana S Weber
                              Dana S. Weber
                              President
                              Chief Operating Officer
                              Director


     July 11, 1997            /s/Michael P. Howard
                              Michael P. Howard
                              Treasurer
                              Chief Financial Officer
                              Vice President of Finance and Administration