Form 10-K
period 1997-07-31
WEBCO INDUSTRIES INC
filed 1997-10-30
CIK 916314

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             Form 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended July 31, 1997
                           OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period from __________ to __________
                    Commission File No. 0-23242

                      WEBCO INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

               Oklahoma                            73-1097133
     (State or other jurisdiction              (I.R.S. Employer
     of incorporation or organization)       Identification Number)

     9101 West 21st Street
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 30, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $22,466,000.

DOCUMENTS INCORPORATED BY REFERENCE:  Part III, Items 10 through 13.

   Portions of the Company's definitive Proxy Statement in connection with its Annual Meeting.

                         WEBCO INDUSTRIES, INC.

                           TABLE OF CONTENTS

                                                                       Page

PART I

Item 1.     Business                                                     3
Item 2.     Properties                                                  12
Item 3.     Legal Proceedings                                           12
Item 4.     Submission of Matters to a Vote of Security Holders         13

PART II

Item 5.     Market for Registrant's Common Stock and Related
             Stockholder Matters                                        14
Item 6.     Selected Financial Data                                     14
Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        16
Item 8.     Financial Statements and Supplementary Data                 21
Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                        38


PART III

Item 10.     Directors and Executive Officers of the Registrant         38
Item 11.     Executive Compensation                                     38
Item 12.     Security Ownership of Certain Beneficial Owners
              and Management                                            38
Item 13.     Certain Relationships and Related Transactions             38


PART IV

Item 14.     Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                       39

                               WEBCO INDUSTRIES, INC.
                                    FORM 10-K

PART I

ITEM 1.     BUSINESS

GENERAL

     Webco Industries, Inc. ("Webco" or the "Company"), an Oklahoma corporation founded in 1969 by F. William Weber, chairman of the board and chief executive officer, is a specialty manufacturer of high-quality carbon steel tubing and stainless steel tubing and pipe designed to industry and customer specifications. Based on the Company's knowledge of the specialty tube industry, management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger tubing and welded carbon boiler tubing, and the leading supplier of stainless tubing for the high efficiency furnace market. Commencing in fiscal 1996, the Company manufactures and markets, through its QuikWater division, a patented direct contact water heater with unique environmental and energy saving advantages for a wide variety of end use markets. The Company's products are delivered from its three production facilities in Oklahoma and Pennsylvania and from two distribution facilities in Oklahoma and Texas to more than 800 customers located primarily in the continental United States, southern Canada, and northern Mexico.

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

     The specialty tubing industry was once dominated by the major integrated steel producers. Over time, these integrated producers lost their competitive advantage and have largely withdrawn from this segment. In addition, over the past decade the industry has undergone substantial consolidation, as well as rationalization of less efficient producers. The industry, however, continues to be highly fragmented and is currently comprised of approximately 125 third-party producers that generally occupy relatively focused market niches.

     The specialty tubing industry has been affected by certain trends that are expected to continue over the next several years. First, customers' increasing emphasis on just-in-time inventory methods has required tube producers to increase operating efficiencies to accommodate more frequent, but smaller sized orders and has caused tube producers to place greater emphasis on inventory management and control. Second, customers' desires to cut operating costs through the outsourcing of specific processing functions, such as specialty tube manufacturing, has created the opportunity for third-party tube producers to replace production from captive mills. Finally, the technological evolution of thin-slab casting, higher levels of union activities among various steel producers and the impacts of foreign steel producers on the U.S. markets has caused volatility in the cost for sheet coil.

MANUFACTURING PROCESSES

     Electric Resistance Carbon Steel Weld Process. The Company maintains inventories of steel sheet coils from which it manufactures electric resistance welded tubing. This steel is in the form of a continuous sheet, typically 48 to 60 inches wide, between .049 and .425 inches thick, and rolled into 15 to 20 ton coils. Steel coils over .180 inches thick used at the Sand Springs facility are slit to pre-designated widths by outside vendors. Steel coils less than .180 inches in wall thickness in Sand Springs and substantially all coils in Oil City are slit in each facility using Company equipment.

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

In fiscal 1995 the Company placed into service a highly automated high frequency welded carbon tube mill ("Mill 3") at the Sand Springs, Oklahoma facility. In North America, the Company is aware of only one similar mill operating in the United States and one duplicate installed in Toronto, Canada. Prior to the third quarter of fiscal 1997 the Company was not able to fully utilize the manufacturing capabilities of Mill 3 because certain cut-off equipment would not perform to vendor specifications. A new cut-off machine was installed on Mill 3 during the third quarter of fiscal 1997 to replace the original cut-off equipment. The correction of this cut-off problem now provides the Company the ability to manufacture tubes with diameters and wall thickness more consistent with original expectations, thereby creating the opportunity for the Company to further penetrate the mechanical tube markets, as discussed below.

     Carbon Steel Cold Drawing Process. The Company maintains inventories of tubing which is raw material for the cold drawing process. Most of this tubing is manufactured by the Company's own high frequency welded tube mills. The Company currently offers cold drawn products from .250 inch to .375 inch in wall thickness. Cold drawing permits greater flexibility and precision
(as compared to the high frequency weld process) in meeting customer specifications of tube diameters, wall thickness and other characteristics.

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

MANUFACTURING FACILITIES

The Company has three steel tubing manufacturing facilities where it produces it's carbon or stainless steel products. The largest facility is located in Sand Springs, Oklahoma and produces a wide range of carbon steel tubing products. This facility has been in operation since the Company began in 1969. The Company also has a facility in Oil City, Pennsylvania at which it also produces carbon steel tubing products, primarily boiler and as-welded mechanical tubing. The third facility in Mannford, Oklahoma produces stainless steel tubing products.

The following table sets forth the processing and other techniques performed at Webco's facilities:


                                  Manufacturing              Distribution

                            Sand                           Sand
                          Springs,  Oil City,  Mannford,  Springs,  Nederland,
                          Oklahoma    Penn.    Oklahoma   Oklahoma    Texas
Cold Drawing                 X
Slitting                     X          X
Welding                      X          X          X
Annealing                    X          X          X         X          X
Straightening                X          X          X
Cut-to-Length                X          X          X         X          X
Electronic Non-Destructive
      Testing:
          Eddy Current       X          X          X
          Flux Leakage       X
          Ultra-Sonic        X          X
Hydro Static Testing         X          X                    X
Stenciling                   X          X          X
Bending                                                      X          X
Bar Coding                   X          X          X         X          X
Computerized Shop Floor
       Control               X          X
Metallurgical Lab &
       Spectrometer          X
Statistical Process Control  X          X          X


PRODUCTS

The Company produces tubing for a wide variety of markets and end use applications. The Company seeks to identify niche markets and customers that have been serviced by high cost and low service competitors. The heat exchanger and boiler tube markets are examples of the Company achieving significant penetration following this strategy. Based on the Company's knowledge of the specialty tube industry, management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger tubing and welded carbon boiler tubing, and that it is the leading supplier of stainless steel tubing for the high efficiency furnace market. The Company is currently targeting the carbon mechanical tube market for future growth. The Company is building its market share for mechanical tubing through its low cost structure and high product quality, together with the Company's commitment to customer service. A detailed description of the Company's products by the four major end-use markets follows:

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

     Stainless Products. The Company serves four sub-markets within the small welded stainless product category: furnace tubing, instrumentation tubing, pipe, and mechanical tubing. The end uses for these products include appliances, industrial plant piping systems, instruments for the petrochemical industry, and a variety of other capital goods applications. The Company is a small, niche producer, due to both product and size and capacity constraints. Over the past 18 months, the Company has doubled its stainless capacity and expects to continue expansion into the future.

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

     In conjunction with the increased capabilities of Mill 3, the Company has targeted the mechanical tubing market as a growth area over the next several years. This market continues to undergo a major structural change in which final assembly manufacturers (automotive, appliance, etc.) outsource component parts and emphasize just-in-time inventory management to reduce production costs. Webco believes that this market, which is largely comprised of original equipment manufacturers ("OEMs"), provides an opportunity for the Company to gain market share by utilizing its technological capabilities to offer superior quality, customer service, and customized products at competitive prices.

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

BACKLOG

     The Company's firm backlog of orders at July 31, 1997 and 1996 were $29.0 million and $19.8 million, respectively. Orders, including a portion of the orders considered firm, are generally cancelable by the customer until work has commenced and the Company has committed resources; thereafter, orders are generally cancelable by the customer only upon payment of a cancellation penalty.

QUALITY CONTROL

     The supply of quality products and service is critical to the Company's success. To help foster continuous improvements in quality and service, the Company, through its corporate quality management department, instituted a total quality management system based upon ISO 9000 quality system standards. In early 1994, the Company achieved ISO 9002 certification at its Sand Springs, Oklahoma manufacturing facility. ISO 9002 certification at its Oil City, Pennsylvania manufacturing facility followed in early 1995. In support of the total quality management system, the Company has created an environment that emphasizes and utilizes teamwork to support continuous improvement of quality and service. The Company is currently in the process of trying to obtain QS-9000 certification and expects to have such certification complete by the third quarter of fiscal 1998.

     Fundamental to the Company's quality system is the control of the product and process, from raw material procurement to the ultimate delivery of finished goods to the Company's customers. On a test basis, physical and chemical analyses are performed on raw materials to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet the Company's requirements. The Company has also developed stringent process controls, including Statistical Process Control, non-destructive testing methods, and standardized operating and inspection procedures, to provide assurance of quality, and to ensure that the customer's requirements are met, throughout the manufacturing process.

SUPPLIERS

     The Company purchases steel sheet coil produced by a number of primary steel producers, including but not limited to Wheeling-Pittsburgh Steel Corp. and Nucor for carbon steel and J & L Specialty Products Corporation, and Allegheny Teledyne Inc., for stainless steel. In addition, Webco purchases from intermediate steel processors and brokers in order to benefit from their continued purchasing power or for their specialized processing capabilities. Webco monitors and purchases raw material periodically from foreign sources, as conditions dictate, to obtain a competitive landed cost. The Company orders steel to specified physical characteristics and chemistry. By purchasing in large quantities at consistent predetermined intervals, Webco is able to obtain quality raw materials at lower competitive prices. All increments of the cost of purchasing and landing steel are continually monitored, reviewed and acted upon. Webco believes that it is not dependent on any one of its suppliers for raw materials, although as demonstrated by the Wheeling-Pittsburgh strike during much of fiscal year 1997, interruptions in supply from its suppliers may impact the landed cost of new purchases.

     Webco understands that the supplier base is critical to its economic health. Consistent effort is made to develop long-term partners who provide material at acceptable quality, cost and delivery and are, themselves, economically stable. Many of Webco's suppliers have been supplying product to the Company for 15 to 20 years.

MARKETING AND CUSTOMER SERVICE

     The Company's products and services are sold primarily by the Company's direct sales personnel and its network of manufacturers' representatives throughout the United States. The Company's product line represents over 50% of most of these representative organization's total sales. The Company's representative network does not sell products which compete with the Company's products. Sales made through one manufacturers' representative organization accounted for approximately 52% of the Company's annual sales. The Company does not believe that loss of this or any other representative organization would have a material adverse effect on the Company.

     The Company's sales and marketing efforts are directed by a vice president of sales and marketing and its product sales managers. These efforts are supported by its distribution organization, internal sales staff and technical services group. The Company also emphasizes the use of its technical and engineering support staff in its product development and marketing efforts.
The Company's technical services, operating, engineering, quality, sales, product planning and purchasing staffs work closely with its customers and suppliers to develop products that meet specific customer applications. Variables in the product development process include the steel's micro structure, chemistry, mechanical properties, surface finish, machinability, and product consistency. The Company believes this process is integral to its sales effort and provides the Company with a competitive advantage.

CUSTOMERS AND DISTRIBUTION

     The Company manufactures and distributes specialty steel tubular product for sale to a diverse group of more than 800 customers. No single customer represents in excess of 4% of the Company's net sales. In addition, no one end-use sector represents more than 14% of net sales. The Company's ten largest customers represent approximately 26% of net sales. Approximately 80% of the Company's sales are directly to industrial customers, including manufacturers of heat exchangers, high efficiency home heating furnaces, appliances, automotive components, power generation equipment, waste heat recovery systems, industrial and commercial boilers, and other consumer durables. The remaining 20% of the Company's tubing sales are made to steel service centers and distributors, one of the largest customer categories of the steel industry.

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

     The Company offers its finished product for shipment directly from its three manufacturing locations. In addition, the Company also inventories finished goods and functions as its own distributor in some of its markets. Such markets and customers are served on a just-in-time basis from the Company's Oklahoma and Texas distribution locations. Finished goods inventories for distribution generally are suitable for sale to many customers and generally are not unique to a specific customer's needs.

     The Company believes that its long-term relationships with many of its customers are a significant factor in its business and that pricing, quality, service and the ability to fill orders on a timely basis are the most critical factors in maintaining these relationships. Certain Company executive officers actively participate in the Company's marketing efforts and have developed strong business relationships with senior management of many of the Company's principal customers.

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

EMPLOYEES

     As of September 30, 1997, the Company employed 647 people. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

FORWARD LOOKING STATEMENTS

     Certain statements in this Form 10-K constitute "forward looking" statements within the Company's interpretation of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others: general economic and business conditions, interest rate fluctuations, the Company's ability to access capital markets, industry capacity, industry trends, competition, raw material costs and availability, the loss of any significant customers, the successful implementation of business strategies, availability of qualified personnel, and changes in, or the failure or inability to comply with government regulations.

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

Sand Springs, Oklahoma       250,000 square feet                  Owned
Manufacturing Facility           26 acres

Sand Springs, Oklahoma       50,000 square feet                   Owned
Distribution Facility            18 acres

Sand Springs, Oklahoma       19,850 square feet                   Owned
Cutoff Facility                   4 acres

Mannford, Oklahoma           50,000 square feet                   Owned
Manufacturing Facility           13 acres

Nederland, Texas             20,000 square feet                Long-term lease
                                                             (1 year remaining)
                                                               with a purchase
                                                            option of $500,000

Oil City, Pennsylvania      192,000 square feet                   Owned
Manufacturing Facility            8 acres

Tulsa, Oklahoma              24,400 square feet          Long-term lease with a
Corporate Offices                                           purchase option of
                                                                $750,000

ITEM 3.     LEGAL PROCEEDINGS

     In April 1995, the Company reached an agreement in principle with plaintiffs to settle previously reported securities litigation, pursuant to which the portion of the settlement paid by the Company was $2,400,000. The litigation settlement and related litigation costs have been reported as an unusual item in the statement of operations for the period ended July 31, 1995.

The Company has been identified as a potentially responsible party at the Sand Springs Petrochemical Complex Superfund Site (the "Sand Springs Site") and the Hardage-Criner Superfund Site (the "Hardage Site"). The Company became a potentially responsible party with respect to the Sand Springs Site as a result of a licensed waste hauler delivering non-hazardous cutting fluids generated by the Company to the Sand Springs Site ostensibly for recycling. Cutting fluids and acids generated by the Company were properly disposed at the Hardage Site, the only permitted hazardous waste disposal site in the State of Oklahoma. At the time of disposal, both the Sand Springs Site and the Hardage Site had all permits and met all statutory requirements required to receive and manage such wastes. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, each responsible party is jointly and severally liable for all cleanup and remedial costs at a site. However, potentially responsible parties generally apportion liability based on the relative volumes of waste disposed by them. Webco's percentages of the liabilities have been established at approximately 2.2% and 1.0% at the Sand Springs Site and the Hardage Site, respectively. The potential legal and cleanup costs allocated to the Company are affected by the complexity of environmental laws and regulations, the uncertainty of the total legal and remediation costs for the sites, and insurance policies in effect at the time the waste disposal occurred. Substantially all required remedial work has been completed at the Sand Springs Site. Furthermore, the Oklahoma Department of Environmental Quality (ODEQ) has petitioned Federal EPA to remove (i.e. delist) the Sand Springs Petrochemical Complex Superfund Site from the National
Priorities List (NPL.)   The remedy at Hardage is also complete and proven
effective, and the cleanup is in its third year of a 30 year operation and maintenance (O&M) phase. At July 31, 1997, the Company estimated its remaining potential liability for both waste disposal sites in the aggregate to be approximately $227,000 (primarily Hardage operation and maintenance) which has been recorded as an accrued liability.

     In August 1997, the Company filed an action, Webco Industries, Inc. vs. Thermatool Corporation and Alpha Industries, Inc., relating to certain cut-off equipment sold to the Company and installed on Mill 3, which did not perform to manufacturer specifications. The case, filed in the United States District Court for the Northern District of Oklahoma (Case No. 97-CV-708H(W)), seeks recoveries including, but not limited to, the cost of the equipment, lost profits, lost market share and other damages suffered by the Company. There can be no assurance that the Company will prevail in all or in part of its action, or that if successful, any recoveries will be commensurate with the damages suffered by the Company.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to Webco security holders during the fourth quarter of fiscal year 1997.

PART II

ITEM 5.     MARKET FOR WEBCO'S COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS

     Webco's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "WEB." Prior to March 17, 1995, the Company's common stock was traded on the NASDAQ/NNS. At the close of business on September 23, 1997, there were 330 holders of record of Webco's common stock. The quarterly prices of Webco's common stock were as follows:

Fiscal Year 1997:                        High             Low
Fourth Quarter                           7                5 1/2
Third Quarter                            6 5/8            5 1/2
Second Quarter                           5 5/8            4 7/8
First Quarter                            6 1/8            4 13/16

Fiscal Year 1996:
Fourth Quarter                           8 3/4            5 1/8
Third Quarter                            8 3/16           5 13/16
Second Quarter                           6 11/16          5 3/8
First Quarter                            8 1/8            5 3/4

DIVIDENDS

The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. The Board of Directors may reconsider or revise this policy from time to time based upon conditions then existing, including the Company's results of operations, financial condition, and capital requirements, as well as other factors the Board of Directors may deem relevant. Under the Company's loan agreement, the Company may not pay dividends without the lenders consent.

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents selected financial information for the Company as of the end of and for each of the five years in the period ended July 31, 1997, which has been derived from the Financial Statements of the Company, audited by Coopers & Lybrand L.L.P., independent accountants. In the fourth quarter of fiscal 1997 the Company changed its method of accounting for its inventories from the last-in, first-out method to the weighted average cost method. Financial results for all periods presented have been restated to reflect the new method of accounting for inventories.

The selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             For the Years Ended July 31,
                      (Dollars in thousands except per share data)
                                    Restated (1)
                                   1997        1996        1995        1994        1993
Income Statement Data:
Net sales                       $117,739     $101,867    $ 97,724     $ 80,142    $ 67,561
Gross profit                      16,466       13,545      11,809        6,499       9,434
Income from operations             5,131 (2)    4,950       4,662          151       4,606
Income (loss) before income
    taxes and extraordinary item   3,148         2779         (38) (3)    (968)      2,106
Income (loss) before
    extraordinary item             1,952        1,723        (677)      (3,651)      2,106
Net income (loss) (4)              1,952        1,723        (677)      (4,024)      2,106
Income (loss) per
    common share:
      Before extraordinary item     . 31          .27        (.11)        (.74)        .58
      Net income (loss)              .31          .27        (.11)        (.82)        .58
Pro forma income (loss) (5):
       Before extraordinary item                                          (600)      1,306
       Net income (loss)                                                  (973)      1,306

Pro forma income (loss) per
    common share (5):
      Before extraordinary item                                           (.12)        .36
      Net income (loss)                                                   (.20)        .36

Balance Sheet Data:
Working capital                 $ 31,150     $ 19,444    $ 17,530     $ 11,285    $  5,368
Total assets                      98,184       82,912      79,956       68,886      56,255
Long-term debt (net of
    current portion)              34,108       19,413      17,985        6,594      27,912
Stockholders' equity              42,127       40,175      37,920       38,597      10,163

(1)     In the fourth quarter of fiscal 1997 the Company changed the method of accounting for its inventories from the last-in, first-out method to the weighted average cost method.
        Financial results for all periods presented have been restated to reflect the new method of accounting for inventories.

(2)     Includes an $884,000 charge related to the replacement and write-off of faulty equipment on the Company's Mill 3.

(3)     Includes a $3.5 million charge related to the settlement of securities litigation.

(4)     The Company was an S-Corporation for federal and state income tax purposes through
        January 31, 1994 and accordingly did not incur any federal or state income taxes prior to that date.

(5)     Net income for fiscal 1994 and 1993 has been adjusted, on a pro forma basis, for assumed federal and state income taxes based on the statutory (federal and state) tax rate of 38% and for fiscal 1994 excludes income taxes of $3.8 million attributable to the change in tax status.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" and the Financial Statements of the Company and notes thereto.

Overview
     During the fourth quarter of fiscal 1997, the Company changed its method of accounting for its inventories from the last-in, first-out method to the weighted average cost method, which the Company believes provides a more accurate presentation of underlying operating performance. Financial results for all periods presented in this report have been restated to reflect the new method of accounting for inventories.

     Raw material costs averaged approximately 63% of cost of sales (54% of net sales) for carbon and stainless steel products combined during the three-year period ended July 31, 1997. The Company's manufacturing expenses are a substantially smaller percentage of total costs than raw material costs and do not increase proportionately with volume.

     During the three year period ended July 31, 1997, the Company spent $21.6 million on capital expenditures. This included several major projects, such as the installation of Mill 3, a doubling of the capacity of the stainless facility, purchase and installation of a slitter and a new finish floor at Oil City, improvements to the Company's new corporate headquarters and the commencement of the Sand Springs facility shipping bay expansion. These projects are consistent with the Company's growth strategy and it is anticipated that the Company will continue with such growth and capital improvement strategy.

     While the Company was in the process of expanding its operations in the early 1990's, its business was affected by the recessionary environment in general and weak demand for consumer durables and industrial capital goods.
Due to improving market conditions beginning in fiscal 1994, the Company was able to increase the tonnage of steel tubing sold by an aggregate of 67.4% from 1993 to 1997. In addition, as a direct result of its capital addition program, the Company lowered its manufacturing cost structure while diversifying its customer base and product offerings.

In fiscal 1996 the Company purchased certain assets of QuikWater, a Tulsa, Oklahoma based company which manufactured a patented direct contact, high-efficiency water heater. The initial purchase commitment was approximately $685,000. Dependent upon sales of this licensed design through the year 2000, the Company may be required to pay an additional amount of up to $750,000. The water heater has both commercial and industrial applications. The assets acquired consisted primarily of intangible assets, which include rights to the name "QuikWater" and product designs, etc. as well as an exclusive license of the patent to manufacture the QuikWater product through the end of the life of the original patent, fiscal year 2004. The Company has supplementally filed for and has a patent pending for certain technological enhancements of the QuikWater design.

Assuming that the present economic conditions remain stable in the market sectors served by the Company, Webco believes that in fiscal 1998 it will continue to experience increases in shipment volumes. These incremental volume increases will be primarily from stainless steel tubing and lesser value added, lower margin as-welded carbon mechanical tubing.

Results of Operations
     The following table sets forth certain income statement data for each of the three years in the period ended July 31, 1997 (certain amounts may not calculate due to rounding):

                            1997                1996               1995
                      Dollar    % of      Dollar    % of      Dollar    % of
                      Amount  Net Sales   Amount  Net Sales   Amount  Net Sales

                                       (Dollars in Millions)

Net sales            $117.7    100.0%    $101.9    100.0%    $ 97.7    100.0%
Gross profit           16.5     14.0       13.5     13.3       11.8     12.1
Selling, general
 and administrative
 expenses              10.5      8.9        8.6      8.4        7.1      7.3
Income from operations  5.1      4.3        5.0      4.9        4.7      4.8

Fiscal 1997 Compared to Fiscal 1996
     Net sales increased $15.9 million, or 15.6%, to $117.7 million in 1997 from $101.9 million in 1996. The increase in net sales reflects a 21.2% increase in the tonnage of steel tubing sold in 1997, which was partially offset by a 4.9% decrease in the average net selling price of tubes. This decrease in selling prices resulted primarily from downward market pressure in the heat exchanger and stainless markets, as well as increased volumes of as-welded mechanical tubing. The volume increase in 1997 versus 1996 reflects increased market penetration of the mechanical and heat exchanger markets and higher utilization of the Company's Oil City facilities.

     Total gross profit increased $2.9 million, or 21.6%, to $16.5 million in 1997 from $13.5 million in 1996. Expressed as a percentage of net sales, gross profit increased from 13.3% to 14.0%. The decrease in the total cost per ton of 5.8% was the result of decreases in both the average cost per ton of steel sheet coil of 5.5% and the average manufacturing cost per ton of 6.4%. This was partially offset by a 4.9% decrease in the average selling price per ton of steel tubing.

     Selling, general and administrative expenses increased $1.9 million to $10.5 million in 1997 from $8.6 million in 1996. The $1.9 million increase is primarily the result of $1.6 million in development and marketing associated with QuikWater in the current year versus $626,000 in 1996. SG&A for the year also included $229,000 in profit sharing (none in 1996) with the employees and generally reflect higher overall activity for the Company.

     During the second quarter of fiscal 1997 the Company recorded a special charge of $884,000. This charge relates to the replacement and write-off of faulty cutoff equipment on the Company's Mill 3 and is reflected in income from operations.

Interest expense decreased slightly to $2.0 million in fiscal 1997 from $2.2 million in fiscal 1996. This decrease is a result of lower average interest rates and a $265,000 increase, compared to 1996, in interest capitalization from the expansion of its stainless facility and other major capital projects.

Fiscal 1996 Compared to Fiscal 1995
     Net sales increased $4.1 million, or 4.2%, to $101.9 million in 1996 from $97.7 million in 1995. The increase in net sales reflects a 6.4% increase in the tonnage of steel tubing sold in 1996, which was partially offset by a decrease in the average net selling price of 2.7%. The volume increase in 1996 versus 1995 reflects higher utilization at all facilities due to improving market conditions and increased market penetration of the boiler tube and heat exchanger markets. The decrease in the average net selling price resulted primarily from downward market pressure in the heat exchanger and stainless markets.

     Total gross profit increased $1.7 million to $13.5 million in 1996 from $11.8 million in 1995, which is an increase of 14.7%. Gross profit improvement resulted from the volume driven higher net sales combined with a lower average cost per ton. Decreases in the average cost of materials per ton for both carbon and stainless sheet coil coupled with improved efficiencies resulted in a 3.4% decrease in the manufactured cost per ton.

     Selling, general and administrative expenses increased to $8.6 million or 20.3% in fiscal 1996 from $7.1 million in fiscal 1995. Factors contributing to the increase include $626,000 of new product development and marketing costs associated with QuikWater, a patented direct contact water heater for commercial and industrial applications that was introduced during 1996, and higher costs associated with employee recruitment and training.

     Interest expense for fiscal 1996 increased to $2.2 million from $1.2 million in fiscal 1995. This increase is due primarily to higher average borrowing levels and a $448,000 reduction of interest capitalization, due in part to Mill 3, which commenced production in February 1995.

Liquidity and Capital Resources
     Net cash provided by (used in) operations was $(4.3) million, $2.0 million, and $(0.3) million in fiscal 1997, 1996 and 1995, respectively.
During each of the three fiscal years, accounts receivable and inventories have increased (with the exception of a slight decrease in inventories in fiscal 1996). The increases are primarily the result of the increase in sales during the same periods and the working capital required to finance such growth. In addition, a major supplier of steel coil to the Company, whose steel coils were the subject of a consignment program, was unable to consistently deliver significant quantities of steel to the Company as a result of a strike by the supplier's employees for much of fiscal 1997. This consignment program, with a party independent of the supplier, effectively financed a portion of the Company's inventory. The absence of the consignment program required the Company to fund current purchases of inventory with working capital. The supplier has announced a contract agreement with its employees' union and it is anticipated that production from this supplier will be available before the end of the calendar year. The Company believes it will be able to continue the consignment relationship on future production from this supplier, thereby decreasing the working capital investment in inventories. Excluding the effects of inventory on consignment, over the past three years the Company has turned its steel tube manufacturing inventories an average of approximately 4.1 times per year.

Net cash used in investing activities was $9.6 million, $5.9 million and $8.0 million in fiscal 1997, 1996 and 1995, respectively. During fiscal 1997, the Company expanded its stainless plant, including the addition of two new stainless mills, began an expansion of its shipping facility at the Sand Springs location and renovated the building it is leasing to house its corporate headquarters. Significant projects in fiscal 1996 included expansion of the stainless facility and the additions of a slitter and a new finish floor at the Oil City facility. Investing activities in 1995 consisted primarily of capital expenditures made by the Company for Mill 3 at the Sand Springs facility and for production expansion at the stainless facility.

The Company's capital requirements are primarily to fund equipment purchases and for general working capital needs resulting from the growth that the Company is experiencing. The Company has historically followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in the use of new tubular manufacturing technologies. The Company foresees a continuance of this strategy in the future.

     On July 15, 1997, the Company refinanced the term loan and a revolving line of credit with its primary lender to facilitate its capital growth plan. The new debt agreement increased the term loan to $25 million and the line of credit to $20 million. As of July 31, 1997, the Company had $25 million outstanding on the term loan, and $8.3 million under the revolving line of credit. The revolving credit loan and term loans bear interest at the prime rate and prime rate plus .25%, respectively. At the Company's option, borrowing under either facility can bear interest at LIBOR plus 2.25% in the case of the term loan borrowing or plus 2.0% in the case of revolving loan advances. Prior to the refinancing, interest on the Company's debt was, at the Company's election, prime plus 1.25% or LIBOR plus 3.5%. These loans mature on August 31, 2002 and are collateralized by substantially all of the Company's assets other than the Sand Springs and Oil City real estate. The Company may have borrowings and outstanding letters of credit ($550,000 at July 31, 1997) under the revolving credit facility up to the lesser of $20.0 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. The Company pays a commitment fee of 0.25% per annum on any unused and available line of credit. At July 31, 1997, $11.2 million was available for borrowing under the line of credit

     Pursuant to the terms of the term loan and revolving credit loan, the Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio and to not exceed a ratio of indebtedness to net worth. The covenants also limit capital expenditures and dividends. In addition, the loan agreement provides for acceleration of the loans, at the option of the lender, if F. William Weber and Dana S. Weber fail to possess the power to direct or cause the direction of management and policies of the Company, or the Weber Family ceases to own at least 35% of the outstanding voting stock, or upon the occurrence of a material adverse change in the business. The loan agreement also contains a pre-payment penalty ranging from 1% to 2% of amounts outstanding under the term loan plus the revolving commitment if the debts are prepaid prior to July 15, 2000. The Company does not believe these provisions will have a material adverse affect on the Company or its ability to finance its operations.

     Over the next two years, the Company will be acquiring, developing and installing significant financial and operational computer systems. These new systems are currently expected to replace substantially all of the Company's existing systems and will be designed to be year 2000 complaint.

     The Company expects cash flow from operations to fund a portion of its capital growth expenditures in fiscal 1998, with the remainder being financed with debt. Long-term needs have been, and the Company expects they will continue to be, satisfied through borrowings from commercial lenders or, in the case of acquisitions, the possible issuance of additional common stock or other securities. Management believes that credit line availability and cash flow from operations will provide the Company with adequate capital to fund its currently anticipated operations and future growth for at least the next two years.

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

Quarterly Effects and Seasonality
     Order rates generally tend to be lower during late summer as many of the Company's customers schedule plant shutdowns for vacations. This, in conjunction with one of the annealing furnaces being down for routine maintenance, may reduce net sales and net income in the first quarter.
The Company currently anticipates that one of its carbon steel mills in Sand Springs will be down during the second quarter for maintenance purposes. In addition, the Company experiences some seasonality in stainless during its third fiscal quarter, which may result in reduced net sales and income for that period. Assuming a strong economy, volumes are expected to increase, though possibly not at growth rates as high as in fiscal 1997.

Impact of New Accounting Pronouncements
     See Note 1 of the Notes to Financial Statements regarding newly issued accounting pronouncements.

Forward Looking Statements
     Certain statements in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others: general economic and business conditions, interest rate fluctuations, the Company's ability to access capital markets, industry capacity, industry trends, competition, raw material costs and availability, the loss of any significant customers, the successful implementation of business strategies, availability of qualified personnel, and changes in, or the failure or inability to comply with government regulation.

<AUDIT-REPORT>
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Webco Industries, Inc.

     We have audited the balance sheets of Webco Industries, Inc. as of July 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows and financial statement schedule for each of the three years in the period ended July 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webco Industries, Inc. as of July 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 2, during 1997 the Company changed its method of accounting for inventories from the Last-In, First-Out method to the weighted average cost method. Accordingly, previously reported amounts have been restated to reflect this change in accounting.



COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
September 18, 1997
/AUDIT-REPORT

                                    WEBCO INDUSTRIES, INC.
                                       BALANCE SHEETS
                                  July 31, 1997 and 1996
                 (Dollars in thousands, except share amounts and par value)
                                                                    1997                1996
          ASSETS                                                                    (Restated -
                                                                                       Note 2)
Current assets:
     Cash                                                       $       466        $       508
     Accounts receivable, net                                        17,159             13,106
     Inventories                                                     26,982             21,239
     Prepaid expenses                                                   268                235
     Notes receivable from related parties                                -                420
     Deferred income tax asset                                        1,460              1,576

          Total current assets                                       46,335             37,084

Property, plant and equipment:
     Land                                                             1,436              1,436
     Buildings and improvements                                      11,448              8,630
     Machinery and equipment                                         53,305             50,403
     Furniture and fixtures                                           2,628              1,989
     Construction in progress                                         4,896              3,883
     Less accumulated depreciation and amortization                 (24,972)           (22,174)

     Net property, plant and equipment                               48,741             44,167

Notes receivable from related parties                                 1,582                  -

Other assets, net                                                     1,526              1,661

          Total assets                                          $    98,184        $    82,912

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $    11,264        $    12,419
     Accrued liabilities                                              3,800              3,523
     Current portion of long-term debt                                  121              1,698

          Total current liabilities                                  15,185             17,640

Long-term debt                                                       34,108             19,413

Deferred income tax liability                                         6,764              5,684

Commitments and contingencies (Note 5)                                    -                  -

Stockholders' equity (Note 7):
     Common stock, $.01 par value, 12,000,000 shares
          authorized, 6,339,000 shares issued and outstanding            63                 63
     Additional paid-in capital                                      35,944             35,944
     Retained earnings                                                6,120              4,168

                                                                      42,127            40,175

          Total liabilities and stockholders' equity             $    98,184       $    82,912

The accompanying notes are an integral
part of the financial statements.

                                     WEBCO INDUSTRIES, INC.
                                    STATEMENTS OF OPERATIONS
                         For the Years Ended July 31, 1997, 1996 and 1995
                   (Dollars and shares in thousands, except per share amounts)
                                                          1997           1996             1995
                                                                          (Restated - Note 2)
Net sales                                              $  117,739     $  101,867     $  97,724
Cost of sales                                             101,273         88,322        85,915

Gross profit                                               16,466         13,545        11,809

Selling, general and administrative expenses               10,451          8,595         7,147
Special item: Write-off of Mill 3 cut-off equipment           884              -             -

Income from operations                                      5,131          4,950         4,662

Interest expense                                            1,983          2,171         1,245
Unusual item: Shareholder litigation settlement and
      related litigation costs (Note 5)                         -              -         3,455

Income (loss) before income taxes                           3,148          2,779           (38)

Provision for income taxes:
     Current                                                    -           (326)            -
     Deferred                                              (1,196)          (730)         (639)

Net income (loss)                                      $    1,952     $    1,723     $    (677)


Net income (loss) per common share                     $      .31     $      .27     $    (.11)


Weighted average common shares
     outstanding                                            6,339          6,339         6,339




The accompanying notes are an integral
part of the financial statements.

                               WEBCO INDUSTRIES, INC.
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Years Ended July 31, 1997, 1996 and 1995
                              (Dollars in thousands)

                                                  Additional                      Total
                                       Common      Paid-In      Retained      Stockholders'
                                       Stock       Capital      Earnings         Equity
Balances, July 31, 1994, as
   previously reported               $      63     $  35,412     $   2,277     $  37,752

Effect of change in accounting for
   inventories (Note 2)                      -             -           845           845

Balances, July 31, 1994, as
   restated                                 63        35,412         3,122        38,597

Net loss                                     -             -          (677)         (677)

Balances, July 31, 1995                     63        35,412         2,445        37,920

Deferred tax benefit (Note 4)                -           532             -           532

Net income                                   -             -         1,723         1,723

Balances, July 31, 1996                     63        35,944         4,168        40,175

Net income                                   -             -         1,952         1,952

Balances, July 31, 1997              $      63     $  35,944     $   6,120     $  42,127








The accompanying notes are an integral
part of the financial statements.

                                  WEBCO INDUSTRIES, INC.
                                 STATEMENTS OF CASH FLOWS
                     For the Years Ended July 31, 1997, 1996 and 1995
                                  (Dollars in thousands)
<CAPITON>
                                                               1997         1996         1995
                                                                           (Restated - Note 2)
Cash flows from operating activities:
     Net income (loss)                                      $   1,952    $   1,723    $   (677)
     Adjustments to reconcile net income (loss) to net
          cash provided by (used in)  operating activities:
               Depreciation and amortization                    3,099        2,726       2,217
               (Gain) loss on write-off and disposition
                  of property, plant and equipment                928          (56)          1
               Deferred tax expense                             1,196          730         639
              (Increase) decrease in:
                    Accounts receivable                        (4,053)        (809)     (1,776)
                    Inventories                                (5,743)         410      (2,659)
                    Prepaid expenses                              (33)         275         378
               Increase (decrease) in:
                    Accounts payable                           (1,910)      (1,713)     (1,394)
                    Accrued liabilities                           277       (1,280)      2,992

     Net cash provided by (used in) operating activities       (4,287)       2,006        (279)

Cash flows from investing activities:
     Capital expenditures                                      (8,409)      (5,230)     (7,994)
     Proceeds from sale of property, plant and equipment           12           56          38
     Advances to stockholder                                   (1,286)      (5,092)     (3,437)
     Repayments of stockholder advances                           124        5,092       3,437
     Other                                                        (36)        (746)        (63)
     Net cash used in investing activities                     (9,595)      (5,920)     (8,019)
Cash flows from financing activities:
     Proceeds from long-term debt                             154,847      106,615     113,200
     Principal payments on long-term debt                    (141,729)    (104,561)   (102,309)
     Increase (decrease) in book overdrafts                       722          709      (1,445)

     Net cash provided by financing activities                 13,840        2,763       9,446


Net change in cash                                                (42)      (1,151)      1,148

Cash, beginning of year                                           508        1,659         511

Cash, end of year                                          $      466    $     508    $  1,659

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest, net of
          amount capitalized of $433, $168 and $616 in
          1997, 1996 and 1995, respectively                $    1,963    $   2,037    $  1,104
     Income taxes                                          $      202    $       -    $      -

The accompanying notes are an integral
part of the financial statements.

                           WEBCO INDUSTRIES INC.
                        NOTES TO FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS - Webco Industries, Inc. (the "Company") is a specialty manufacturer of high-quality carbon and stainless steel tubing and pipe. The Company has manufacturing facilities in Sand Springs and Mannford, Oklahoma, and in Oil City, Pennsylvania, as well as distribution facilities in Sand Springs, Oklahoma and Nederland, Texas. The Company provides carbon steel tubing products to the industrial boiler, heat exchanger and mechanical tubing markets and stainless steel tubing products to the high-efficiency residential furnace, stainless pipe and general service instrumentation tubing markets.
In fiscal 1996 the Company purchased a license to use the patent for a high-efficiency water heater, under the name "QuikWater," and has begun production and marketing of this product.

CONCENTRATIONS - The Company maintains its cash in bank deposit accounts, which at times may exceed the federal insurance limits. As of July 31, 1997 and 1996, the Company had cash in banks totaling $407,000 and $404,000 in excess of federal depository insurance limits, respectively. The Company has not experienced any losses on such accounts in the past.

ACCOUNTS RECEIVABLE - Accounts receivable represent short-term credit granted to the Company's customers for which collateral is generally not required. Accounts receivable at July 31, 1997 and 1996 are net of an allowance for uncollectible amounts of $49,000 and $110,000, respectively. Credit risk on receivables is considered by management to be limited due to the variety of industries served and geographic dispersion of customers.

INVENTORIES - The Company values its inventories at the lower of cost or market. In fiscal 1997 the Company changed its method of determining cost for raw materials, work-in-process, and finished goods inventories from the last-in, first-out ("LIFO") method to the weighted average cost method. The change was made to improve interim financial reporting and to achieve a better presentation and comparability of period to period operating and financial results. Maintenance parts and supplies and structural steel inventories are valued at the lower of cost (first-in, first-out ("FIFO")) or market.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment, including tooling, is stated at cost and includes interest capitalized on major construction projects. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives: buildings and improvements - 10 to 40 years, machinery and equipment - 5 to 25 years, and furniture and fixtures - 3 to 10 years.

     Depreciation expense for the years ended July 31, 1997, 1996 and 1995 amounted to $2,926,000, $2,625,000 and $2,098,000, respectively. Fully depreciated assets still in use at July 31, 1997 and 1996 amounted to $7,378,000 and $7,285,000, respectively.

                            WEBCO INDUSTRIES INC.
                        NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

BOOK OVERDRAFTS - Included in accounts payable at July 31, 1997 and 1996 are outstanding checks in excess of bank deposits totaling $1,882,000 and $1,160,000, respectively.

SPECIAL ITEM - The special item reflected in the statement of operations for fiscal year 1997 relates to the write-off of certain Mill 3 cut-off equipment, which did not work to manufacturer specifications. The replacement equipment was capitalized as new equipment upon its purchase and installation during 1997.

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

EARNINGS PER SHARE - Earnings per share are calculated based on the number of weighted average common shares outstanding, including the effect of dilutive options, when applicable.

INCOME TAXES - The Company is subject to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS No. 109"). The provisions of FAS No. 109 require the recording of deferred tax assets and liabilities to reflect the expected tax consequences in future years, of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

IMPACT OF FINANCIAL ACCOUNTING PRONOUNCEMENTS - In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" and No. 129, "Disclosure of Information About Capital Structure". Statement
No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee. Statement
No. 129 consolidates the existing requirements to disclose certain information about an entity's capital structure. Both statements are effective for financial statements issued for periods ending after December 15, 1997.
Based on the Company's present capital structure and common stock equivalents (stock options), the Company does not believe that the implementation of these new standards will have a material impact on its financial statements.

2.     INVENTORIES

     In the fourth quarter of fiscal 1997 the Company changed its method of valuation for raw materials, work-in-process, and finished goods inventories from the last-in, first-out ("LIFO") to the weighted average cost method. The financial statements for fiscal 1997, 1996 and 1995 have been restated to reflect the change. Accordingly, the value of steel tubing inventories

                            WEBCO INDUSTRIES INC.
                        NOTES TO FINANCIAL STATEMENTS

2.     INVENTORIES, Continued

was decreased by $956,000 and $2,000 for fiscal 1997 and 1996 respectively. The effect of the change in accounting for inventories was to decrease net income by $594,000 ($0.09 per share), $598,000 (0.10 per share) and $247,000
($0.04 per share) for fiscal 1997, 1996, and 1995, respectively. Structural inventories and maintenance, parts and supplies inventories, which are valued using the FIFO method, amounted to $1,385,000 and $1,372,000 at July 31, 1997 and 1996, respectively.

      Inventory at July 31, 1997 and 1996, consisted of the following:

                                               July 31,
                                           1997         1996
                                        (Dollars in Thousands)

Raw materials                           $  18,666    $  12,597
Work-in-process                             2,159        1,883
Finished goods                              4,947        5,742
Maintenance parts and supplies              1,210        1,017

   Total inventories                    $  26,982    $  21,239

    The impact of this change in accounting upon each of the quarters in fiscal years 1997 and 1996 is as follows (Dollars in thousands, except per share amounts.):

                                                Three-Month Periods Ended
                                                        (Unaudited)
                                                                                       Year
                                                                                      Ended
                                     October 31, January 31,   April 30,   July 31,   July 31,
                                        1996        1997         1997       1997       1997
Net income:
   As previously reported            $    634    $    131    $    498    $  1,283   $  2,546
   Effect of change                       (37)        (31)          9        (535)      (594)
   As restated                       $    597    $    100    $    507    $    748   $  1,952


Earnings per share:
   As previously reported            $   0.10    $   0.02    $   0.08    $   0.20   $   0.40
   Effect of change                     (0.01)          -           -       (0.08)     (0.09)
   As restated                       $   0.09    $   0.02    $   0.08    $   0.12   $   0.31

                            WEBCO INDUSTRIES INC.
                        NOTES TO FINANCIAL STATEMENTS

2.     INVENTORIES, Continued

                                            Three-Month Periods Ended
                                                  (Unaudited)
                                                                                  Year
                                                                                  Ended
                                  October 31, January 31,  April 30,   July 31,  July 31,
                                     1995        1996        1996       1996      1996
Net income:
   As previously reported         $     117  $     617  $     621  $     966  $   2,321
   Effect of change                     (73)      (139)       (65)      (321)      (598)
   As restated                    $      44  $     478  $     556  $     645  $   1,723

Earnings per share:
   As previously reported         $    0.02  $    0.10  $    0.10  $    0.15  $    0.37
   Effect of change                   (0.01)     (0.03)     (0.01)     (0.05)     (0.10)
   As restated                    $    0.01  $    0.07  $    0.09  $    0.10  $    0.27



3.     LONG-TERM DEBT

Long-term debt at July 31, 1997 and 1996, consisted of the following:


                                                   1997         1996
                                                 (Dollars In Thousands)
Term loan (A)                                  $    25,000  $    13,126
Revolving loan (A)                                   8,281        6,905
Real estate and equipment term loans (B)               611          687
Other                                                  337          393

                                                    34,229       21,111
Less current maturities                                121        1,698

Long-term debt                                  $   34,108   $   19,413


     Based upon the borrowing rates currently available to the Company for bank borrowings with similar terms and average maturities, the Company believes that the carrying amount of these borrowings approximate their fair value.

(A) On July 15, 1997, the Company refinanced the term loan and a revolving line of credit with its primary lender to facilitate its capital growth plan. The new debt agreement increased the term loan to $25 million and the revolving line of credit to $20 million. The revolving credit loan and term loan bear interest at the prime rate (8.5% at July 31, 1997) and prime rate plus .25%, respectively. At the Company's option, borrowings

                            WEBCO INDUSTRIES INC.
                        NOTES TO FINANCIAL STATEMENTS

3.     LONG-TERM DEBT, Continued

     under either facility can bear interest at LIBOR (5.44% at July 31, 1997) plus 2.25% in the case of the term loan borrowing or plus 2.0% in the case of revolving loan advances. Prior to the refinancing, interest on the Company's debt was, at the Company's election, prime plus 1.25% or LIBOR plus 3.25%. These loans mature on August 31, 2002 and are collateralized by substantially all of the Company's assets other than the Sand Springs and Oil City real estate. Principal payments on the term loan commence on August 1, 2000, at which time monthly payments of $208,000 plus interest are required. The Company may have borrowings and outstanding letters of credit ($550,000 at July 31, 1997) under the revolving credit facility up to the lesser of $20.0 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. The Company pays a commitment fee of 0.25% per annum on any unused and available line of credit. At July 31, 1997, $11.2 million was available for borrowing under the line of credit.

     Pursuant to the terms of the loan agreement, the Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio and to not exceed a ratio of indebtedness to net worth. The covenants also limit capital expenditures and dividends. In addition, the loan agreement provides for acceleration of the loans, at the option of the lender, if F. William Weber and Dana S. Weber fail to possess the power to direct or cause the direction of management and policies of the Company, or the Weber Family ceases to own at least 35% of the outstanding voting stock, or upon the occurrence of a material adverse change in the business. The loan agreement also contains a pre-payment penalty ranging from 1% to 2% of amounts outstanding under the term loan plus the revolving commitment if the debts are prepaid prior to July 15, 2000.


(B) These loans were entered into with various public agencies and are payable in monthly installments aggregating approximately $8,000 including interest at 3%. The various notes are collateralized by the underlying real estate and/or equipment and the guarantee of the principal stockholder/officer.

     At July 31, 1997, the aggregate future maturities of long-term debt are as follows: 1998 - $121,000; 1999 - $110,000; 2000 - $113,000; 2001 -
     $1,154,000; 2002 - $2,617,000; and thereafter $30,114,000.

                            WEBCO INDUSTRIES INC.
                        NOTES TO FINANCIAL STATEMENTS

4.     INCOME TAXES

       The provision for income taxes for fiscal 1997, 1996 and 1995 consists of the following:

                                                    1997      1996      1995
                                                     (Dollars in Thousands)

Current federal                                   $      -  $    326  $      -
Deferred:
Federal                                              1,071       632       543
State                                                  125        98        96

Total income tax expense                          $  1,196  $  1,056  $    639

     The actual income tax expense for fiscal 1997, 1996 and 1995 differs from income tax based on the federal statutory rate due to the following:

                                                    1997      1996       1995
                                                 (Dollars in Thousands)
Expected tax expense (benefit)                    $  1,070  $    945  $   (13)

State income taxes, net of federal                     125       111       63
Nondeductible costs related to settlement
 of litigation                                           -         3       540
Other                                                    1        (3)       49

Total income tax expense                          $  1,196  $  1,056  $    639

     At July 31, 1997 and 1996, deferred tax assets and deferred tax liabilities consisted of the following:


                                                         1997         1996
                                                       (Dollars in Thousands)
Net current deferred tax assets (liabilities):
     Accounts receivable                             $         24  $        47
     Inventories                                              540          184
Accrued liabilities                                           896          855
Operating loss carry forwards, expiring in 2009                 -          490

Net current deferred tax asset                       $      1,460  $     1,576

                           WEBCO INDUSTRIES INC.
                        NOTES TO FINANCIAL STATEMENTS

4.     INCOME TAXES, Continued


                                                         1997         1996
                                                       (Dollars in Thousands)
Net noncurrent deferred tax assets (liabilities):
Property plant and equipment                         $    (9,631)  $    (6,286)
Operating loss carry forwards, expiring in 2012            2,632             -
General business credit carry forward                        189           217
Alternative minimum tax credit carry forward                 321           357
Other                                                       (275)           28

Net noncurrent deferred tax liability                $    (6,764)  $    (5,684)

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

5.     COMMITMENTS AND CONTINGENCIES

LITIGATION - The Company has been identified as a potentially responsible party in the cleanup of certain EPA Superfund cleanup sites. The potential legal and cleanup costs allocated to the Company are impacted by the complexity of environmental laws and regulations, the uncertainty of the total legal and remediation costs for the site, and insurance policies in effect at the time the waste disposal occurred. At July 31, 1997, the Company estimated its remaining potential liability for remediation of the waste disposal sites and legal costs to be approximately $227,000, which has been recorded as an accrued liability.

     In April 1995, the Company settled certain previously reported shareholder
securities litigation.   Pursuant to the settlement agreement, the Company's
$2,400,000 portion of the settlement was paid into escrow on August 8, 1995. The litigation settlement and related litigation costs totaling $3,455,000 have been reported as an unusual item in the statement of operations for the period ended July 31, 1995.

     In addition, the Company is a party to various other lawsuits and claims arising out of the ordinary course of its business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

                            WEBCO INDUSTRIES INC.
                        NOTES TO FINANCIAL STATEMENTS

5.     COMMITMENTS AND CONTINGENCIES, Continued

LEASES - The Company leases certain buildings and machinery and equipment under noncancelable operating leases. Under certain of these leases the Company is required to pay property taxes, insurance, repairs and other costs related to the leased property. At July 31, 1997, future minimum payments under noncancelable leases accounted for as operating leases are $408,000 in 1998; $258,000 in 1999; $198,000 in 2000; $154,000 in 2001 and $128,000 in 2002.
Total rent expense for all operating leases was $1,589,000, $1,350,000 and $1,153,000 in 1997, 1996 and 1995, respectively.

SELF-INSURANCE - The Company maintains an unfunded hospitalization and medical coverage program for its employees. Claims under this program are limited to annual losses of $60,000 per participant and aggregate annual claims of up to approximately $1,455,000 through the use of a stop-loss insurance policy. Additionally, the Company self-insures Oklahoma workers' compensation claims in excess of $225,000 per occurrence and retains a maximum aggregate liability of $2,100,000 per two-year policy term with respect to all occurrences. The Company has a letter of credit in the amount of $550,000 on file with the State of Oklahoma Workers' Compensation Court, as required by self-insurance regulations. Provisions for claims under both programs are accrued based upon the Company's estimate of the aggregate liability for claims (including claims incurred, but not yet reported).

PURCHASE COMMITMENTS - At July 31, 1997 and 1996, the Company was committed on outstanding purchase orders for inventory approximating $18.9 million and $25.9 million, respectively. Additionally, the Company had on its premises at July 31, 1997 and 1996 raw material on consignment from certain vendors valued at approximately $2.6 million and $3.0 million, respectively.

6.     EMPLOYEE BENEFIT PLAN

The Company maintains a 401-K benefit plan covering all employees who have completed one year of service. Participants are fully vested in Company contributions after two years of service. The plan includes a cash or deferred compensation arrangement permitting elective contributions to be made by the participants. Company contributions are made at the discretion of the Board of Directors. Company contributions were $117,000 and $63,000 in fiscal
1997 and 1996, respectively. No contributions were made to the plan in fiscal 1995.

7.     STOCKHOLDERS' EQUITY AND STOCK OPTIONS

     In January 1994, the Company's stockholders approved the 1994 Stock Incentive Plan (the "Plan"), in which directors, employees, and consultants are eligible to participate. Four types of benefits may be granted, in any combination under the Plan: incentive stock options, non-qualified stock

                             WEBCO INDUSTRIES INC.
                        NOTES TO FINANCIAL STATEMENTS

7.     STOCKHOLDERS' EQUITY AND STOCK OPTIONS, Continued

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

          Activity under the Plan was as follows:


                                 Number of    Weighted Average
                                  Shares       Exercise Price



Balance, July 31, 1995            234,100       $  13.11
Granted                           200,300           6.43
Forfeited                        (161,600)         13.77

Balance, July 31, 1996            272,800           7.89
Granted                           194,900           6.05
Forfeited                        (111,800)          9.36

Balance, July 31, 1997            355,900           6.42

Exercisable, July 31, 1997         43,000           6.90


     The weighted average exercise price of options granted to the vice-chairman during 1997, which were at a price above the market value per share at that date, was $6.74. For options outstanding as of July 31, 1997, the range of exercise prices and weighted average remaining contractual life were $6.13 to $15.75 and 8.75 years, respectively.

     On September 7, 1995, the Compensation Committee of the Board of Directors authorized the cancellation of 157,200 incentive options (excluding the directors' and vice-chairman's options) granted in fiscal 1994 at $14.00 per share and the reissuance of the same number of new options at a price of $6.50 per share, which was the market value per share at that date.

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, because the exercise price of the Company's stock options is at least equal to the market

                             WEBCO INDUSTRIES INC.
                        NOTES TO FINANCIAL STATEMENTS

7.     STOCKHOLDERS' EQUITY AND STOCK OPTIONS, Continued

price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to July 31, 1995 under the fair value method of that statement. The fair value of options granted in fiscal years 1997 and 1996 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                            1997             1996

Weighted average Life                    4.1 years        4.9 years
Risk-free interest rate                    6.19%            5.41%
Expected volatility                         61%              61%
Expected dividend yield                    None              None

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of its options. The weighted average estimated fair value of employee stock options granted during 1997 and 1996 was $3.18 and
$3.62 per share, respectively.   The weighted average estimated fair value of
employee stock options granted during 1997 to the Company's vice-chairman, which were at a price above the market value per share at that date, was $2.93.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                     1997           1996

Pro forma net income           $   1,838,000  $   1,563,000

Pro forma earnings per share      $     0.29     $     0.25

     The above SFAS No. 123 pro forma disclosures are not necessarily representative of the effect SFAS No. 123 will have on the pro forma disclosure of future years.

                            WEBCO INDUSTRIES INC.
                        NOTES TO FINANCIAL STATEMENTS

8.     RELATED PARTY TRANSACTIONS

     In October 1995 the Company entered into an agreement with an entity owned by the majority stockholders to subcontract certain manufacturing services. Payments made by the Company under the contract totaled $316,000 and $130,000 in fiscal 1997 and 1996. In addition, the Company had a receivable balance of $367,000 and $247,000 at July 31, 1997 and 1996, respectively, for amounts paid on behalf of this entity.

     The Company purchases certain specialty packaging and shipping materials from an entity owned by the principal stockholder. Payments made by the Company totaled $200,000 in fiscal 1997 and $181,000 in fiscal 1996.

     Advances were made from time to time during fiscal 1997 and 1996 to the principal stockholder with the highest amounts outstanding being $1,200,000 and $1,389,000 in 1997 and 1996, respectively. The balance outstanding at July 31, 1997 was $1,162,000 and there was no outstanding balance at July 31, 1996. The advances are subject to a three-year note from the principal stockholder collateralized by certain assets having a current market value at least double the highest outstanding balance advanced pursuant to the note. The note bears interest at the prevailing rate under the Company's loan agreement with its primary lender and is payable at maturity of the note on August 15, 1999.

     During 1994, in the course of purchasing stock from the principal stockholder, certain executives executed promissory notes payable to the principal stockholder in the amount of $420,000 which, as amended, bear interest at 4.1%. The notes are collateralized by the underlying shares of common stock. The principal stockholder subsequently assigned the executives' notes receivable to the Company in order to liquidate certain advances and other amounts owed by him to the Company.

     A director of the Company is Chairman of the Board of a customer of the Company. Annual sales to this company were approximately $3,865,000 in 1997, $1,565,000 in 1996, and $3,672,000 in 1995 with outstanding receivable balances of approximately $892,000 and $216,000 at July 31, 1997 and 1996, respectively.

                                        WEBCO INDUSTRIES, INC.
                                 SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                            (UNAUDITED)
                            (Dollars in thousands, except per share data)

                                          Year Ended July 31, 1997
                                              Quarters Ended

                      October 31,     January 31,       April 30,     July 31,      Total
                       1996 (1)         1997  (1)       1997 (1)        1997         Year

Net sales              $28,444         $28,678          $28,993        $31,624     $117,739
Gross profit             3,776           4,007            3,767          4,916       16,466
Operating income         1,468             627 (2)        1,271          1,765         5,131(2)
Net income                 597             100              507            748         1,952
Net income per
     common share        $ .09          $  .02           $  .08         $  .12        $  .31
Weighted average
     shares outstanding  6,339           6,339            6,339          6,339         6,339

                                          Year Ended July 31, 1996     (1)
                                               Quarters Ended

                      October 31,     January 31,      April 30,      July 31,       Total
                         1995            1996            1996           1996          Year

Net sales              $22,581         $25,086          $26,338        $27,862      $101,867
Gross profit             2,431           3,435            3,846          3,833        13,545
Operating income           611           1,346            1,444          1,549         4,950
Net income                  44             478              556            645         1,723
Net income per
     common share        $ .01          $  .07           $  .09         $  .10        $  .27
Weighted average
     shares outstanding  6,339           6,339            6,339          6,339         6,339

(1) Restated  to reflect change in accounting to weighted average cost method for inventories.

(2)     Includes an $884,000 charge related to the replacement and write-off of faulty equipment      on the Company's Mill 3.

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

                                PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

(a)     The following documents are filed as part of this report:

     (1) Financial Statements of Webco Industries, Inc. which are included in Part II, Item 8:

                                                                  Page
     Report of Independent Accountants                             21
     Balance Sheets as of July 31, 1997 and 1996                   22
     Statements of Operations for each of the three
          years in the period ended July 31, 1997                  23
     Statements of Changes in Stockholders' Equity
               for each of the three years in the period
               ended July 31, 1997                                 24
     Statements of Cash Flows for each of the three
             years in the period ended July 31, 1997               25
     Notes to Consolidated Financial Statements                    26
     Supplemental Quarterly Financial Data
          (Unaudited)                                              37

     (2)     Financial Statement Schedule:
              Schedule II - Valuation and Qualifying
              Accounts                                             41


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

3 (ii) By-Laws (incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form S-1, No. 33-72994).

10.1      Form of 1994 Stock Incentive Plan (incorporated by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 33-72994).

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K - Continued

Exhibit
Number    Description

10.2 Loan and Security Agreement, dated as of July 15, 1997, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company.

10.3 Lease, dated October 22, 1996, between the Company and Baker Performance Chemicals Incorporated.

10.4      Employment Agreement dated December 31, 1996, between the Company and
          F. William Weber.

10.5 Employment Agreement dated December 31, 1996, between the Company and Dana S. Weber.

10.6 Promissory note effective August 15, 1994, between the Company and F. William Weber.

10.7 Lease, dated March 29, 1993, between the Company and Crest, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, No. 33-72994).

18.1      Letter re: Change in Accounting Principles

23.1      Consent of Coopers & Lybrand, LLP

27.1      Financial Data Schedule

Reports on Form 8-K:

          There were no reports on Form 8-K filed during the three months ended July 31, 1997.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WEBCO INDUSTRIES, INC.

     October 28, 1997     By:     /s/F. William Weber
                                  F. William Weber
                                 Chairman, Chief Executive
                                 Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     October 28, 1997     By:     /s/F. William Weber
                                  F. William Weber
                                  Chairman, Chief Executive
                                  Officer and Director

     October 28, 1997     By:     /s/Dana S. Weber
                                 Dana S. Weber
                                 President, Chief Operating
                                 Officer, and Director

     October 28, 1997     By:     /s/Michael P. Howard
                                  Michael P. Howard
                                 Chief Financial Officer

     October 28, 1997     By:     /s/Frederick C. Ermel
                                  Frederick C. Ermel
                                  Director

     October 28, 1997     By:     /s/Neven C. Hulsey
                                  Neven C. Hulsey
                                  Director

     October 28, 1997     By:     /s/Kenneth E. Case
                                  Kenneth E. Case
                                  Director

                               WEBCO INDUSTRIES, INC.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       For the Three Years Ended July 31, 1997

                              (Dollars in Thousands)
                                             Additions
                        Balance at    Charged to   Charged to              Balance at
                       Beginning of   Costs and      Other                   End of
Description               Period       Expenses     Accounts   Deductions    Period
Allowance for bad debts:

1995                        3              173           -       (50)(1)      126
1996                      126              (30)          -        14 (1)      110
1997                      110               (2)          -       (59)(1)       49

(1)  Amounts represent write-offs, net of recoveries.

Exhibit 10.2


                 LOAN AND SECURITY AGREEMENT


                  Dated as of July 15, 1997




                          among



                AMERICAN NATIONAL BANK
             AND TRUST COMPANY OF CHICAGO,

                        as Agent



           Certain Financial Institutions,

                       as Lender



                         and



                WEBCO INDUSTRIES, INC.

                                 TABLE OF CONTENTS

1.     DEFINITIONS                                                          1
       1.1     General Terms                                                1
       1.2     Accounting Terms                                            16
       1.3     Other Terms Defined in Illinois Uniform Commercial Code     16
       1.4     Other Definitional Provisions; Construction                 16

2.     CREDIT                                                              17
       2.1     Term Loan Facility                                          17
       2.2     Revolving Loan Facility                                     18
       2.3     Determination of Current Asset Base                         18
       2.4     Borrowing Mechanics                                         19
       2.5     Settlements Among Agent and Lenders.                        21
       2.6     Mandatory Payments; Reduction of Commitments.               23
       2.7     Payments and Computations.                                  24
       2.8     Borrower's Loan Account                                     24
       2.9     Statements                                                  25
       2.10    Taxes.                                                      25
       2.11    Affected Lenders.                                           28
       2.12    Sharing of Payments.                                        29
       2.13    Defaulting Lenders                                          29
       2.14    Term of this Agreement                                      30
       2.15    Additional Costs, Etc. With Respect to LIBOR Rate Advances  31
       2.16    Indemnification for Losses                                  32
       2.17    Capital Adequacy                                            33
       2.18    Certificate                                                 33

2.19   Letters of Credit                                                   34
       (A)     Issuance of Letters of Credit                               34
       (B)     Terms of Letters of Credit                                  34
       (C)     Lenders' Participation.                                     34
       (D)     Notice of Issuance                                          35
       (E)     Payment of Amounts Drawn Under Letters of Credit            35
       (F)     Payment by Lenders                                          36
       (G)     Obligations Absolute                                        36

2.20   Interest, Fees and Expenses                                         36
       (A)     Interest                                                    36
       (B)     Facility Fees                                               37

       (C)     Prepayment Fee; Commitment Reduction Fee                    37
       (D)     Maximum Lawful Rate                                         38
       (E)     Early Termination Charge                                    38
       (F)     Reimbursement of Expenses                                   39
       (G)     Letter of Credit Fees                                       39
       (H)     Additional Fees                                             40
       (I)     Authorization to Charge Loan Account                        40
       (J)     Indemnification in Certain Events                           40
       (K)     Audit Fees                                                  41

3.     REPORTING AND ELIGIBILITY REQUIREMENTS                              41
       3.1     Monthly Reports and Intra-Monthly Reports                   41
       3.2     Eligible Accounts                                           43
       3.3     Account Warranties                                          44
       3.4     Verification of Accounts                                    45
       3.5     Account Covenants                                           45
       3.6     Collection of Accounts and Payments                         45
       3.7     Appointment of Agent as Borrower's Attorney-in-Fact         46
       3.8     Instruments and Chattel Paper                               47
       3.9     Notice to Account Debtors                                   47
       3.10    Eligible Inventory; Valuation of Eligible Inventory         47
       3.11    Inventory Warranties                                        48
       3.12    Inventory Records                                           48
       3.13    Safekeeping of Inventory and Inventory Covenants            48
       3.14    Equipment Warranties                                        49
       3.15    Equipment Records                                           49
       3.16    Safekeeping of Equipment                                    49
       3.17    Third Party Goods                                           50

4.     CONDITIONS OF LOANS, ADVANCES AND LETTER OF CREDIT                  50
       4.1     Conditions to Initial Loans and Letters of Credit           50
       4.2     Conditions to Each Term Loan, Revolving Loan, Advance and
        Letter of Credit                                            50

5.     COLLATERAL                                                          51
       5.1     Security Interest                                           51
       5.2.     Preservation of Collateral and Perfection of Security
                Interests Therein                                          52
       5.3     Loss of Value of Collateral                                 52
       5.4     Set off                                                     52
       5.5     Cash Collateral                                             53

6.     WARRANTIES, ETC                                                     54
       6.1     Corporate Existence                                         54
       6.2     Corporate Authority                                         54
       6.3     Binding Effect                                              54
       6.4     Financial Data                                              54
       6.5     Collateral                                                  55
       6.6     Solvency                                                    55
       6.7     Chief Place of Business                                     55
       6.8     Other Corporate Names                                       56
       6.9     Tax Liabilities                                             56
       6.10    Loans                                                       56
       6.11    Margin Security                                             56
       6.12    Survival of Warranties                                      56
       6.13    Subsidiaries                                                56
       6.14    Litigation and Proceedings                                  56
       6.15    Other Agreements                                            57
       6.16    Employee Controversies                                      57
       6.17    Compliance with Laws and Regulations                        57
       6.18    Patents, Trademarks, Licenses, etc                          58
       6.19    ERISA                                                       58
       6.20    Financial Condition                                         59

7.     AFFIRMATIVE COVENANTS                                               60
       7.1     Financial Statements                                        60
       7.2     Inspection                                                  63
       7.3     Conduct of Business; Locations of Collateral and Third
               Party Goods                                                 63
       7.4     Claims and Taxes                                            64

       7.5     Agent's Costs and Expenses as Additional Liabilities        64
       7.6     Borrower's Liability Insurance                              65
       7.7     Borrower's Property Insurance and Business Interruption
               Insurance                                                   65


       7.8     ERISA                                                       65
       7.9     Notice of Suit or Adverse Change in Business                67
       7.10    Supervening Illegality                                      67
       7.11    Environmental Laws                                          68
       7.12    Landlord Consents and Waivers                               68
       7.13    Key Man Life Insurance                                      68

8.     NEGATIVE COVENANTS     69

       8.1     Encumbrances                                                69
       8.2     Indebtedness                                                69
       8.3     Consolidations, Mergers or Acquisitions                     70
       8.4     Investments or Loans                                        70
       8.5     Guarantees                                                  71
       8.6     Capital Investment Limitations; Lease Limitations           71
       8.7     [Intentionally Omitted]                                     71
       8.8     Dividends and Stock Redemptions                             71
       8.9     [Intentionally Omitted]                                     72
       8.10    Amendment of Certificate of Incorporation or By-Laws;
               Corporate Name; Places of Business                          72
       8.11    Transactions with Subsidiaries and Affiliates               72
       8.12    ERISA Violations                                            72
       8.13    Fiscal Year                                                 73
       8.14    Subsidiaries                                                73
       8.15    Financial Covenants                                         73
       8.16    Environmental                                               74
       8.17    Disposal of Property                                        75
       8.18    Inventory Covenants                                         76

9.     DEFAULT, RIGHTS AND REMEDIES OF LENDERS AND AGENT.                  76
       9.1     Defaults                                                    76
       9.2     Rights and Remedies Generally                               80
       9.3     Entry Upon Premises and Access to Information               81
       9.4     Sale or Other Disposition of Collateral by Agent            81
       9.5     Waiver of Demand                                            82
       9.6     Waiver of Notice                                            82

10.    AGENT                                                               82
       10.1    Appointment of Agent                                        82
       10.2    Nature of Duties of Agent                                   83
       10.3    Lack of Reliance on Agent                                   83
       10.4    Certain Rights of Agent                                     83
       10.5    Reliance by Agent                                           84
       10.6    Indemnification of Agent                                    84
       10.7    Agent in its Individual Capacity                            84
       10.8    Holders of Revolving Notes                                  84
       10.9    Successor Agent                                             85
       10.10   Collateral Matters                                          86
       10.11   Actions with Respect to Defaults                            87
       10.12   Delivery of Information                                     87

       10.13   Loans by Lenders.                                           87
       10.14   Allocation of Payments                                      87

11.    MISCELLANEOUS                                                       88
       11.1    Waiver, Amendments                                          88
       11.2    Costs and Attorneys' Fees                                   89
       11.3    Expenditures                                                89
       11.4    Custody and Preservation of Collateral                      89
       11.5    Reliance by Lenders                                         90
       11.6    Parties; Assignability                                      90
       11.7    CHOICE OF LAW                                               93
       11.8    CONSENT TO JURISDICTION                                     93
       (A)     EXCLUSIVE JURISDICTION                                      93
       (B)     OTHER JURISDICTIONS                                         93
       11.9    SERVICE OF PROCESS                                          94
       11.10   WAIVER OF JURY TRIAL AND BOND                               94
       (A)     WAIVER OF JURY TRIAL                                        94
       (B)     WAIVER OF BOND                                              94
       11.11   ADVICE OF COUNSEL                                           95
       11.12   SEVERABILITY                                                95
       11.13   Application of Payments                                     95
       11.14   Marshalling; Payments Set Aside                             95
       11.15   Section and Subsection Titles                               95
       11.16   Continuing Effect                                           95
       11.17   Notices                                                     96
       11.18   Equitable Relief                                            96
       11.19   Indemnification                                             97
       11.20   Nonliability of Agent and Lenders                           98
       11.21   Independent Nature of Lenders' Rights                       98
       11.22   Effectiveness                                               98
       11.23   Counterparts                                                98

                            LOAN AND SECURITY AGREEMENT

     This Loan and Security Agreement (this "Agreement"), entered into as of the 15th day of July, 1997, by and among Webco Industries, Inc., an Oklahoma corporation with its principal place of business and chief executive office at 201 South Woodland Drive, Sand Springs, Oklahoma 74063 ("Borrower"), the financial institutions identified on Schedule 1 hereto (together with each of their successors and assigns, referred to individually as a "Lender" and collectively as the "Lenders"), and AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, a national banking association with its chief executive office in Chicago, Illinois acting as agent for Lenders.

                                W I T N E S S E T H:

     WHEREAS, Borrowers desire to borrow from Lenders up to Forty-Five Million Dollars ($45,000,000) and Lenders are willing to make certain loans and extend credit to Borrower of up to such amount on the terms and conditions set forth herein;

     NOW, THEREFORE, in consideration of the terms and conditions contained herein, and of any loans or extensions of credit heretofore, now or hereafter made to or for the benefit of Borrower by any Lender or Agent, the parties hereto hereby agree as follows:

      1.     DEFINITIONS.

      1.1 General Terms. When used herein, the following terms shall have the following meanings:

      "Acceptance Date" shall have the meaning given such term set forth in Subsection 11.6(C).

     "Accounts" shall mean all present and future rights of Borrower to payment for goods sold or leased or for services rendered, which are not evidenced by instruments or chattel paper, and whether or not they have been earned by performance.

     "Account Debtor" shall mean the party who is obligated on or under an Account.

     "Advance" shall mean a borrowing hereunder consisting of the aggregate amount of all or a portion of the several Revolving Loans or Term Loans made by Lenders to Borrower of the same type and, in the case of LIBOR Rate Advances, for the same Interest Period.


     "Affiliate" shall mean any Person (a) that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with Borrower, (b) that directly or beneficially owns or holds 5% or more of any class of the voting stock of Borrower, or (c) 5% or more of the voting stock (or in the case of a Person which is not a corporation, 5% or more of the equity interest) of which is owned directly or beneficially or held by Borrower. Notwithstanding the foregoing, neither any Lender nor any parent or subsidiary of any Lender shall be deemed to be an Affiliate of Borrower.

     "Agent" shall mean American National Bank and Trust Company of Chicago in its capacity as Agent for Lenders, and not in its individual capacity as a Lender, and any successor Agent appointed pursuant to Subsection 10.9.

     "Agreement" shall have the meaning given such term set forth in the preamble hereto.

     "ANB" shall mean American National Bank and Trust Company of Chicago, in its individual capacity.


     "Applicable LIBOR Margin" shall mean (i) as to any Advance consisting of all or any portion of any Revolving Loans, one and three-quarters of one percent (1.75%), and (ii) as to any Advance consisting of all or any portion of any Term Loans, two percent (2.0%); provided, however, effective 30 days after Lenders' receipt of the audited financial statements required to be provided by Borrower pursuant to Subsection 7.1(B) for any Fiscal Year (commencing with Borrower's Fiscal Year ending July 31, 1998), if no Default or Event of Default has occurred and is then continuing and (a) Borrower's EBIDA for such Fiscal Year is at least $12,000,000 and Borrower's Leverage Ratio is not more than .8 to 1.0, then the Applicable LIBOR Margin shall be one and one-quarter of one percent (1.25%) as to any Advance consisting of all or any portion of any Revolving Loans, and one and one-half of one percent (1.50%) as to any Advance consisting of all or any portion of any Term Loans, or (b) if Borrower's EBIDA for such Fiscal Year is at least $10,000,000 and Borrower's

Leverage Ratio is not more than .82 to 1.0, but Borrower's EBIDA and Leverage Ratio are not at a level sufficient to cause the application of clause (a) hereof, then the Applicable LIBOR Margin shall be one and one-half of one percent (1.50%) as to any Advance consisting of all or any portion of any Revolving Loans and one and three-quarters of one percent (1.75%) as to any Advance consisting of all or any portion of any Term Loans; otherwise the Applicable LIBOR Margin shall be equal to the Applicable LIBOR Margin before giving effect to this proviso.

     "Assignment and Assumption Agreement" shall mean an assignment and assumption agreement entered into by an assigning Lender and an assignee Lender, and accepted by Agent, in accordance with Subsection 11.6 substantially in the form of Exhibit D.


     "Authorized Officer" shall mean, at any time, an individual whose signature has been certified to Agent on behalf of Borrower pursuant to a Signature Authorization Certificate actually received by Agent at such time and whose authority has not been revoked prior to such time in the manner prescribed in such Signature Authorization Certificate.

     "Base Rate" shall mean the per annum rate of interest announced or published from time to time by ANB at its principal place of business in Chicago, Illinois as its base or equivalent rate of interest, which rate is not necessarily the lowest rate of interest charged by ANB with respect to commercial loans. Any change in the Base Rate shall be effective as of the effective date stated in the announcement by ANB of such change.

     "Base Rate Advance" shall mean an Advance bearing interest calculated by reference to the Base Rate.

     "Borrower" shall have the meaning given such term set forth in the preamble hereto.

     "Business Day" shall mean a day, other than a Saturday or Sunday, on which banks in Chicago, Illinois are open for the transaction of banking business and, in the case of borrowing, continuation, payment or interest rate selection of a LIBOR Rate Advance, on which dealings in Dollars are carried on in the London interbank market.

     "Capital Expenditure" shall mean as to any Person any and all expenditures of such Person for fixed or capital assets, including, without limitation, the incurrence of capitalized lease obligations, all as determined in accordance with GAAP, except that capital expenditures shall not include expenditures for fixed or capital assets to the extent such expenditures are paid or reimbursed from the proceeds of insurance.

     "Capitalized Lease" shall mean as to any Person at any time any lease which, in accordance with GAAP, is required to be capitalized on the balance sheet of such Person at such time, and "capitalized lease obligations" of such Person at any time shall mean the aggregate amount which, in accordance with GAAP, is required to be reported as a liability on the balance sheet of such Person at such time as lessee under Capitalized Leases; provided, however, the Headquarters Lease shall not be deemed to be a Capitalized Lease.

     "Closing Date" shall mean the date on which the Initial Credit Event occurs.

     "Code" shall mean the Uniform Commercial Code of the State of Illinois as in effect on the date hereof.


     "Collateral" shall mean all property and interests in property now owned or hereafter acquired by Borrower in or upon which a Lien is granted to Agent or any one or more of Lenders by Borrower whether under this Agreement, the other Financing Agreements, or under any other documents, instruments or writings executed by Borrower and delivered to Agent or any one or more of Lenders.

     "Collateral Documents" shall mean all contracts, instruments and other documents now or hereafter executed and delivered in connection with this Agreement, pursuant to which Liens are granted to Agent or any one or more of Lenders in the Collateral for the benefit of Agent and/or Lenders and/or the Issuing Bank.

     "Collecting Banks" shall have the meaning given such term set forth in Subsection 3.6.

     "Commitment Reduction Fee" shall have the meaning given such term set forth in Subsection 2.20(C).

     "Covered Taxes" shall have the meaning given such term set forth in Subsection 2.10(A).

     "Current Asset Base" shall have the meaning given such term set forth in Subsection 2.3.

     "Default" shall mean the occurrence or existence of any one or more of the events described in Subsection 9.1.


     "Defaulting Lender" shall have the meaning given such term set forth in Subsection 2.13(A).

     "Dollars" and the sign "$" shall mean freely transferable lawful money of the United States.

     "EBIDA" shall mean, as to any period, an amount equal to the sum of the following for Borrower for such period: (i) earnings after income tax expense (determined based on the valuation of inventory on an average cost basis); plus
(ii) interest expense subtracted in determining earnings; plus (iii) depreciation, amortization, and other non-cash charges deducted in determining earnings.


     "Environmental Laws" shall mean the common law and all federal, state, local and foreign laws or regulations, codes, orders, decrees, judgments or injunctions issued, promulgated, approved or entered thereunder, now or hereafter in effect, relating to pollution or protection of public or employee health and safety or the environment, including, without limitation, laws relating to (i) emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals, or industrial, toxic or hazardous constituent substances or wastes, including, without limitation, asbestos, or asbestos containing materials, polychlorinated biphenyls, petroleum, including crude oil or any fraction thereof, or any petroleum product (collectively referred to as "Hazardous Materials"), into the environment (including, without limitation, ambient air, surface water, ground water, land surface or subsurface strata), (ii) the manufacture, processing, distribution, use, generation, treatment, storage, disposal, transport or handling of Hazardous Materials, and (iii) underground storage tanks, and related piping, and emissions, discharges, releases or threatened releases therefrom.

     "Environmental Lien" shall mean a lien in favor of any governmental entity for (a) any liability under federal or state environmental laws or regulations, or (b) damages arising from costs incurred by such governmental entity in response to a release of a hazardous or toxic waste, substance or constituent, or other substance into the environment.

     "Equipment" shall mean, collectively, all of the equipment and fixtures (as such terms are defined in the Code) of Borrower, together with any and all accessions, parts and appurtenances thereto, whether presently owned or hereafter acquired by Borrower.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and any successor statute.

     "ERISA Affiliate" shall mean with respect to Borrower (i) any corporation which is a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Internal Revenue Code) as Borrower; (ii) a trade or business under common control (within the meaning of Section 414(c) of the Internal Revenue Code) with Borrower; or (iii) a member of the same affiliated service group (within the meaning of Section 414(m) of the Internal Revenue Code) as Borrower.

     "Event of Default" shall mean an event which through the passage of time or the giving of notice or both would mature into a Default.

     "Excess Availability" shall mean for any day, the amount available to Borrower to borrow at the end of such day (or if such day is not a Business Day, on the next preceding Business Day) as Revolving Loans after giving effect to all conditions applicable thereto (including the amount of the Current Asset Base and the amount of any outstanding Letters of Credit and other Letter of Credit Obligations).

     "Expenses" shall mean all present and future expenses incurred by or on behalf of Agent in connection with this Agreement, any other Financing Agreement or otherwise, whether incurred heretofore or hereafter, which expenses shall include, without being limited to, the cost of record searches, the reasonable fees and expenses of attorneys (including the allocated cost of internal counsel) and paralegals, all costs and out-of-pocket expenses incurred by Agent in opening bank accounts, depositing checks, receiving and transferring funds, and any charges imposed on Agent due to insufficient funds of deposited checks and Agent's standard fee relating thereto, collateral examination fees and expenses, reasonable fees and out-of-pocket expenses of accountants, appraisers or other consultants, experts or advisors employed or retained by Agent, fees and taxes relative to the filing or recording of financing statements, mortgages and other Financing Agreements, costs of preparing financing statements, mortgages and other Financing Agreements, all expenses, costs and fees set forth in Section 2 of this Agreement, all other fees and expenses required to be paid pursuant to the Fee Letter and all fees and out-of-pocket expenses incurred in connection with releasing Collateral and the amendment or termination of any of the Financing Agreements.

     "Facility Fee" shall have the meaning given such term set forth in Subsection 2.20(B).

     "Federal Funds Rate" shall mean, for any period, a fluctuating interest rate per annum equal, for each day during such period, to the weighted average of the rates on overnight Federal Funds transactions with members of the Federal Reserve System arranged by Federal Funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business
Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average of the quotations for such day on such transactions received by Agent from three Federal Funds brokers of recognized standing selected by it.

     "Fee Letter" shall mean that certain letter agreement captioned "Fee Letter," dated as of July 15, 1997, between Agent and Borrower.

     "Fees" shall mean, collectively, the Facility Fees, the L/C Fee, Issuing Bank Fees, the Commitment Reduction Fee, the Prepayment Fee, the Termination Charge, and the other fees provided for herein or in the Fee Letter.

     "Financials" shall have the meaning set forth in Subsection 6.4.

     "Financing Agreements" shall mean, collectively, all agreements, instruments and documents, including, without limitation, this Agreement and any security agreements, loan agreements, notes, letter of credit applications, guarantees, mortgages, deeds of trust, leasehold mortgages, leasehold deeds of trust, subordination agreements, pledges, powers of attorney, consents, assignments, intercreditor agreements, mortgagee waivers, reimbursement agreements, contracts, notices, leases, financing statements and all other written matter whether heretofore, now or hereafter executed by or on behalf of Borrower and delivered to any one or more of Agent, the Issuing Bank and Lenders, together with all agreements, documents and instruments referred to therein or contemplated thereby, and further including without limitation the Mortgages and any other Collateral Documents.

     "FIRREA" shall mean the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, as amended from time to time.

     "Fiscal Year" shall mean the fiscal year of Borrower ending on July 31 of each year.

     "GAAP" shall mean generally accepted accounting principles as in effect on the date hereof in accordance with the rules, regulations, pronouncements and opinions of the Financial Accounting Standards Board and the American Institute of Certified Public Accountants (or their successors), and as applied in preparation of the Financials, subject to the provisions of Subsection 1.2.

     "General Intangibles" shall mean all choses in action, causes of action and all other intangible personal property of Borrower of every kind and nature (other than Accounts) now owned or hereafter acquired by Borrower, including, without limitation, corporate or other business records, inventions, designs, patents, patent applications, service marks, trademarks, trademark applications, trade names, trade styles, trade secrets, goodwill, registrations, computer software, operational manuals, product formulas, blueprints, drawings, copyrights, copyright applications, licenses, franchises, customer lists, rights and claims against carriers and shippers, rights to
<PAGE)
indemnification and the like, wherever located, proceeds of insurance covering the lives of key employees on which Borrower is beneficiary, tax refunds, tax refund claims, and any letter of credit, guarantee, security interest, lien rights or other security held by or granted to Borrower to secure payment by an Account Debtor and the like, wherever located.

     "Good Faith" shall have the meaning set forth for that term in Section 1-201(19) of the Code as it is in effect on the date hereof, provided that Good Faith shall also mean the absence of malice or capriciousness.

     "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

     "Guaranteed Indebtedness" of any Person means all Indebtedness referred to in clauses (a), (b), (c) or (d) of the definition of "Indebtedness" in this Section guaranteed directly or indirectly in any manner by such Person, or in effect guaranteed directly or indirectly by such Person (or secured by any assets of such Person) regardless of whether the liability of such Person is limited to such assets or otherwise non-recourse through an agreement (i) to pay or purchase such Indebtedness or to advance or supply funds for the payment or purchase of such Indebtedness, (ii) to purchase, sell or lease (as lessee or lessor) property, or to purchase or sell services, primarily for the purpose of enabling the debtor to make payment of such Indebtedness or to assure the holder of such Indebtedness against loss, (iii) to supply funds to, or in any other manner invest in, the debtor (including any agreement to pay for property or services irrespective of whether such property is received or such services are rendered) or (iv) otherwise to assure a creditor against loss or to grant a security interest in property for the benefit of any such creditor.

     "Hazardous Materials" shall have the meaning set forth for such term in the definition of "Environmental Laws" above.

     "Headquarters Lease" shall mean that certain Lease Agreement dated
October 22, 1996 between Baker Performance Chemicals Incorporated and Borrower, as amended by First Amendment to Lease Agreement dated October 22, 1996, relating to the facilities located at 9101 West 21st Street, Sand Springs, Oklahoma.

     "Indebtedness" of any Person means (without duplication), as of any specified date, the aggregate amount outstanding or owing under (a) all indebtedness of such Person for borrowed money or for the deferred purchase price of property or services (including, without limitation, all obligations in respect of principal, and premium, if any, payable on such indebtedness and all other obligations, contingent or otherwise, of such Person in connection with letter of credit facilities, acceptance facilities or other similar facilities and in connection with any agreement to purchase, redeem, exchange, convert or otherwise acquire for value any capital stock of, or other equity interest in, such Person or any other Person), but excluding current liabilities for trade payables and other current liabilities other than for money borrowed, entered into in the ordinary course of business, (b) all obligations of such Person evidenced by bonds, notes, debentures or other similar instruments, (c) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (d) all obligations of such Person under Capitalized Leases, (e) all Indebtedness referred to in clauses (a), (b), (c) or (d) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any lien, security interest or other charge or encumbrance upon or in property (including, without limitation, accounts and contract rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness, (f) all Guaranteed Indebtedness of such Person, (g) all liabilities incurred by such Person or any ERISA Affiliate to the PBGC upon the termination under Section 4041 or Section 4042 of ERISA of any Pension Plan, (h) all Withdrawal Liabilities of such Person or any of its ERISA Affiliates and (i) all increase in the amount of contributions required to be made by such Person and its ERISA Affiliates in each Fiscal Year of such Person to Multiemployer Plans, due to the reorganization or termination of any such Multiemployer Plan within the meaning of Title IV of ERISA, over the average annual amount of such contributions required to be made during the last three years preceding such reorganization or termination.

     "Indemnified Matters" shall have the meaning given such term set forth in Subsection 11.19.

     "Indemnitees" shall have the meaning given such term set forth in Subsection 11.19.

     "Initial Credit Event" shall mean the making of the Term Loans.

     "Interest Period" shall mean with respect to any LIBOR Rate Advance, a period of one, two, three or six months commencing on a Business Day selected by Borrower pursuant to Subsection 2.4 of this Agreement. Each such Interest Period shall end on (but exclude) the date which numerically corresponds to such date one, two, three or six months thereafter, provided, however, that if there is no such numerically corresponding day in such next, second, third or sixth succeeding month, such Interest Period shall end on the last Business Day of such next, second, third or sixth succeeding month. If any Interest Period would otherwise end on a day which is not a Business Day, such Interest Period shall end on the next succeeding Business Day, provided, however, that if said next succeeding Business Day falls in a new calendar month, such Interest Period shall end on the immediately preceding Business Day.

     "Interest Rate Obligations" all obligations, liabilities and indebtedness of Borrower to ANB in connection with interest rate swaps, caps, collars or similar interest rate protection or risk limiting devices or agreements, whether now existing or hereafter arising, and howsoever evidenced.

     "Internal Revenue Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and any successor statute.

     "Interim Revolving Loan Period" shall have the meaning given such term set forth in Subsection 2.4(B).

     "Interim Revolving Loans" shall have the meaning given such term set forth in Subsection 2.4(B).

     "Inventory" shall mean any and all goods, including, without limitation, goods in transit, wheresoever located, whether now owned or hereafter acquired by Borrower, which are held for sale or lease, furnished under any contract of service or held as raw materials, work-in-process or supplies, and all materials used or consumed in Borrower's business, and shall include such property the sale or other disposition of which has given rise to Accounts and which has been returned to or repossessed or stopped in transit by Borrower.

     "Issuing Bank" shall mean ANB and any other Lender that may be designated by Agent from time to time as an Issuing Bank.

     "Issuing Bank Fees" shall have the meaning given such term set forth in Subsection 2.20(G)(ii).

     "L/C Fee" shall have the meaning given such term set forth in Subsection 2.20(G)(i).

     "Lender" shall have the meaning given that term in the preamble hereto and, in the case of any Lender, shall include such Lender's successors and permitted assigns.

     "Lending Affiliate" shall mean, as to any Lender, (a) each office and branch of such Lender, and (b) each entity which, directly or indirectly, is controlled by or under common control with such Lender or which controls such Lender and each office and branch thereof.

     "Letter of Credit Obligations" shall mean, at any time, the sum of (i) the aggregate undrawn face amount of all Letters of Credit outstanding at such time,plus (ii) the aggregate amount of all drawings under Letters of Credit for which the Issuing Bank has not at such time been reimbursed (either by Borrower, or by a Revolving Loan made by Agent or Lenders), plus (iii) the aggregate amount of all payments made by each Lender to the Issuing Bank with respect to such Lender's participation in Letters of Credit as provided in Subsection 2.19(C) hereof for which Borrower has not at such time reimbursed Lenders, whether by way of the Revolving Loans or otherwise.

     "Letter of Credit Request" shall have the meaning given such term set forth in Subsection 2.19(D).

     "Letters of Credit" shall mean all letters of credit issued (or deemed to be issued) for the account of Borrower pursuant to Subsection 2.19 hereof and all amendments, renewals, extensions or replacements thereof.

     "Leverage Ratio" shall have the meaning given such term set forth in Subsection 8.15.

     "Liabilities" shall mean all of Borrower's liabilities, obligations and indebtedness to any one or more of Agent, Lenders and the Issuing Bank of any and every kind and nature, whether heretofore, now or hereafter owing, arising, due or payable and howsoever evidenced, created, incurred, acquired or owing, whether primary, secondary, direct, contingent, fixed or otherwise (including obligations of performance) and whether arising or existing under written agreement, oral agreement or operation of law, including, without limitation, all of Borrower's contingent reimbursement obligations with respect to Interest Rate Obligations, Letters of Credit, all other Letter of Credit Obligations and all of Borrower's other indebtedness and obligations to any one or more of Agent, any Lender and the Issuing Bank under this Agreement and the other Financing Agreements.

     "LIBOR Base Rate" shall mean, with respect to a LIBOR Rate Advance for the relevant Interest Period, the rate determined by Agent to be the rate at which deposits in Dollars are offered by The First National Bank of Chicago (or, if no such deposits are so offered by such bank, then by such other national bank as Agent may reasonably select) to prime banks in the London interbank market at approximately 11:00 a.m. London time two (2) Business Days prior to the first day of such Interest Period, in the approximate amount of the relevant LIBOR Rate Advance and having a maturity approximately equal to such Interest Period.

     "LIBOR Rate Advance" shall mean an Advance bearing interest calculated by reference to the LIBOR Rate.

     "LIBOR Rate" shall mean the annual rate of interest, rounded upward to the nearest 1/16th of 1% determined by Agent with respect to an Interest Period, in accordance with the following formula:

                 LIBOR Rate  =             LIBOR Base Rate
                                          (1 - Reserve Rate)

     "Lien(s)" shall mean any lien, claim, charge, pledge, security interest, deed of trust, mortgage, other encumbrance or other arrangement having the practical effect of the foregoing or other preferential arrangement of any other kind and shall include the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement.

     "Loan Account" shall have the meaning given such term set forth in Subsection 2.8.

     "Loans" shall mean, collectively, the Revolving Loans and the Term Loans, and "Loan" shall mean any thereof.

     "Maximum Facility Amount" shall mean $45,000,000.

     "Mortgages" shall mean that certain Term Loan and Revolving Credit Mortgage, Assignment of Leases, Security Agreement and Fixture Filing dated as of July 15, 1997 and any other mortgage, deed of trust, leasehold mortgage and similar instrument or agreement executed by Borrower in favor of Agent in connection herewith, in each case, as amended, supplemented or otherwise modified from time to time.

     "Mortgaged Property" shall have the meaning, collectively, set forth for such term in the Mortgages.

     "Multiemployer Plan" shall mean, with respect to any Person, an employee benefit plan defined in Section 4001(a) (3) of ERISA which is, or within the immediately preceding six (6) years was, contributed to by such Person or an ERISA Affiliate of such Person.

     "Notes" shall mean, collectively, the Revolving Notes and the Term Notes, and "Note" shall mean any thereof.

     "Notice of Borrowing" shall have the meaning given that term in Subsection 2.4(A)(i).

     "Notice of Conversion" shall have the meaning given that term in Subsection 2.4(A)(i).

     "Other Taxes" shall have the meaning given such term set forth in Subsection 2.10(B).

     "PBGC" shall mean the Pension Benefit Guaranty Corporation.

     "Pension Plan" shall mean any employee benefit plan as defined in
Section 3(3) of ERISA in respect of which Borrower or any ERISA Affiliate is, or at any time during the immediately preceding five years, was an "employer" as defined in Section 3(5) of ERISA.

     "Percentage" shall mean, with respect to each Lender, collectively, such Lender's Proportionate Share, Term Proportionate Share and Revolving Proportionate Share.

     "Person" shall mean any individual, sole proprietorship, partnership, joint venture, limited liability company, trust, unincorporated organization, association, corporation, institution, entity, party, or government (whether national, federal, state, provincial, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

     "Post-Default Rate" shall have the meaning given such term set forth in Subsection 2.20(A).

     "Prepayment Fee" shall have the meaning given such term set forth in Subsection 2.20(C).

     "Property" shall mean any real property owned, leased or operated by Borrower or in which Borrower otherwise holds any rights or interests, including, without limitation, the Mortgaged Property.

     "Proportionate Share" shall mean, as to each Lender at any time, the percentage obtained by dividing (i) the sum of (a) the outstanding principal amount of the Term Loan owed to such Lender at such time, plus (b) the amount of the Revolving Credit Commitment of such Lender in effect at such time (or, if the Total Revolving Commitments have been terminated, the sum of the outstanding principal amount of the Revolving Loans owed to such Lender at such time (after giving effect to Subsection 2.5) plus such Lender's Revolving Proportionate Share of Letter of Credit Obligations existing at such time), by

(ii) the aggregate amount of each of the foregoing items for all Lenders in effect at such time.

     "Reduced Rate" shall have the meaning given such term set forth in Subsection 2.10(E).

     "Register" shall have the meaning given such term set forth in Subsection 11.6(E).

     "Required Lenders" shall mean, at any time, one or more Lenders whose Proportionate Share, in the aggregate, exceeds sixty-six and two-thirds of one percent (66-2/3%).

     "Requirement of Law" shall mean, as to any Person, the organizational documents of such Person, and any law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

     "Reserve Rate" shall mean the maximum reserve rate (including, without limitation, basic, supplemental, marginal and emergency reserve requirements), expressed as a decimal, determined by Agent to be the rate which would be applicable to the relevant Interest Period under Regulation D of the Board of Governors of the Federal Reserve System (or any successor or similar regulation relating to such reserve requirements) with respect to eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D) of a member of the Federal Reserve System, whether or not such fundings were outstanding. The Reserve Rate on the Closing Date is zero, but may change thereafter.

     "Revolving Credit Commitment" of any Lender shall mean the amount set forth opposite such Lender's name on Schedule 1, as such schedule may be amended from time to time, under the heading "Revolving Credit Commitment," as such Revolving Credit Commitment may be adjusted from time to time pursuant to the terms of this Agreement.

     "Revolving Loans" shall have the meaning given such term in Subsection 2.2(A) hereof, and "Revolving Loan" shall mean any thereof.

     "Revolving Notes" shall have the meaning given such term in Subsection 2.2(A) hereof, and "Revolving Note" shall mean any thereof.

     "Revolving Proportionate Share" shall mean, as to each Lender at any time, the percentage obtained by dividing (i) the amount of the Revolving Credit Commitment of such Lender in effect at such time (or, if the Total Revolving Commitments have been terminated, the sum of the outstanding principal amount of the Revolving Loans owed to such Lender at such time
(after giving effect to Subsection 2.5) plus such Lender's ratable share of Letter of Credit Obligations existing at such time), by (ii) the amount of the Total Revolving Commitments in effect at such time (or, if the Total Revolving Commitments have been terminated, the amount of the Total Revolving Commitments immediately prior to such termination).

     "Settlement Date" shall have the meaning given such term set forth in Subsection 2.5(B).

     "Signature Authorization Certificate" shall mean a certificate substantially in the form attached hereto as Exhibit E now or hereafter executed on behalf of Borrower and delivered to Agent.

     "SP Agent" shall have the meaning given such term set forth in Subsection 11.9.

     "Subsidiary" shall mean, with respect to any Person (i) any corporation of which more than fifty percent (50%) of the outstanding securities having ordinary voting power (determined without giving effect to any class of securities that does not possess ordinary voting power but may have ordinary voting power by reason of the happening of any contingency) shall be owned or controlled, directly or indirectly by such Person or by one or more of its Subsidiaries, or (ii) any partnership, limited liability company, association, joint venture or similar business organization of which more than fifty percent (50%) of the ownership interests having ordinary voting power (determined without giving effect to any class of securities that does not possess ordinary voting power but may have ordinary voting power by reason of the happening of any contingency) shall at the time be so owned or controlled.

Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean a Subsidiary of Borrower.

     "Tax Transferee" shall have the meaning given such term set forth in Subsection 2.10(A).

     "Taxes" shall have the meaning given such term set forth in Subsection 2.10(A).

     "Term" shall have the meaning given that term in Subsection 2.14(A).

     "Term Loans" shall have the meaning given such term in Subsection 2.1(A) hereof, and "Term Loan" shall mean any thereof.

     "Term Notes" shall have the meaning given such term in Subsection 2.1(A) hereof, and "Term Note" shall mean any thereof.

     "Term Proportionate Share" shall mean, as to each Lender at any time, the percentage obtained by dividing (i) the outstanding principal amount of the Term Loan owed to such Lender at such time, by (ii) the aggregate outstanding principal amount of the Term Loans owed to all Lenders at such time.

     "Termination Charge" shall have the meaning given such term set forth in Subsection 2.20(E).

     "Termination Date" shall mean August 31, 2002 or such other date as may be the end of the Term that is in effect pursuant to Subsection 2.14.

     "Termination Event" shall mean (i) with respect to any Pension Plan, the occurrence of a reportable event described in Section 4043 of ERISA and the regulations issued thereunder, or (ii) the withdrawal of Borrower or any ERISA Affiliate from a Pension Plan during a plan year in which it is a "substantial employer" as defined in Section 4001(a)(2) of ERISA, or (iii) the occurrence of an obligation of Borrower or any ERISA Affiliate arising under Section 4041 of ERISA to provide participants in a Pension Plan and other affected parties with a written notice of intent to terminate the Pension Plan, or (iv) the institution of proceedings to terminate a Pension Plan by PBGC, or (v) any other event or condition which might constitute grounds under Section 4041(A) or 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan, or (vi) the partial or complete withdrawal of Borrower or any ERISA Affiliate from a Multiemployer Plan.

     "Third Party Goods" shall mean all raw materials, work-in-process and finished goods owned by Persons other than Borrower and in Borrower's possession.

     "Total Revolving Commitments" shall mean the aggregate of the Revolving Credit Commitments of all Lenders, which in the aggregate shall not exceed $20,000,000.

     "Type of Advance" shall have the meaning given such term set forth in Subsection 2.1(B).

     "Withdrawal Liability" shall have the meaning given to such term under
Part I of the Subtitle E of Title IV of ERISA.

     1.2 Accounting Terms. Any accounting terms used in this Agreement which are not specifically defined herein shall have the meanings customarily given them in accordance with GAAP. Calculations and determinations of financial and accounting terms used and not otherwise specifically defined hereunder and the preparation of financial statements to be furnished to Lenders pursuant hereto shall be made and prepared, both as to classification of items and as to amount, in accordance with GAAP as used in the preparation of the Financials on the date of this Agreement. If any changes in accounting principles or practices from those used in the preparation of the Financials are hereafter occasioned by the promulgation of rules, regulations, pronouncements and opinions by or required by the Financial Accounting Standards Board or the American Institute of Certified Public Accountants
(or any successor thereto or agencies with similar functions), which results in a material change in the method of accounting in the financial statements required to be furnished to Lenders hereunder or in the calculation of financial covenants, standards or terms contained in this Agreement or any other Financing Agreement, the parties hereto agree to enter into negotiations in Good Faith to amend such provisions so as equitably to reflect such changes to the end that the criteria for evaluating the financial condition and performance of Borrower will be the same after such changes as they were before such changes; and if the parties fail to agree on the amendment of such provisions, Borrower and its Subsidiaries will furnish financial statements in accordance with such changes but shall provide calculations for all financial covenants, perform all financial covenants and otherwise observe all financial standards and terms in accordance with applicable accounting principles and practices in effect immediately prior to such changes. Calculations with respect to financial covenants required to be stated in accordance with applicable accounting principles and practices in effect immediately prior to such changes shall be reviewed and certified by Borrower's accountants.

     1.3 Other Terms Defined in Illinois Uniform Commercial Code. All other terms contained in this Agreement (and which are not otherwise specifically defined herein) shall have the meanings provided in Article 9 of the Code on the date hereof to the extent the same are used or defined therein.

     1.4 Other Definitional Provisions; Construction. Whenever the context so requires, the neuter gender includes the masculine and feminine,the singular number includes the plural, and vice versa. The words "hereof," "herein" and hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and references to Article, Section, Subsection, Annex, Schedule, Exhibit and like references are references to this Agreement unless otherwise specified. A Default shall "continue" or be "continuing" until such Default has been waived in accordance with Subsection 11.1 hereof. References in this Agreement to any Person shall include such Person's successors and permitted assigns. References to any "Subsection" shall be a reference to such Subsection of this Agreement unless otherwise stated.

     2.     CREDIT.

     2.1     Term Loan Facility.

     (A) Subject to the terms and conditions set forth in this Agreement (including, without limitation, the conditions precedent set forth in Subsections 4.1 and 4.2), on the Closing Date, upon the request of Borrower, each Lender shall, severally in proportion to its Proportionate Share of $25,000,000, make a term loan to Borrower (collectively, the "Term Loans").
The Term Loans advanced by each Lender shall be evidenced, in part, by a promissory note made by Borrower in favor of such Lender (each, a "Term Note") in the form attached hereto as Exhibit A-1 with the blanks appropriately filled and, the provisions of any Term Note notwithstanding, shall become immediately due and payable as provided in Subsection 9.1 hereof, and, without notice or demand, upon the termination of this Agreement pursuant to Subsections 2.14 or 2.20(E) hereof.

     (B) Each of the Term Loans shall consist of one or more Base Rate Advances or LIBOR Rate Advances (the "Type of Advance"), as duly requested by Borrower pursuant to this Agreement. Borrower shall maintain a sufficient amount of Base Rate Advances so that the making of payments on the Term Loans in accordance with the terms of this Agreement will not necessitate a payment of a LIBOR Rate Advance on a day other than the last day of the Interest Period applicable thereto.

(C) Subject to Subsections 9.1, 2.14 and 2.20(E), the Term Loans shall mature and be due and payable on August 31, 2002. Borrower shall prepay the Term Loans as set forth in Subsections 2.6(D) and (E) and, subject to Subsections 2.4(E) and 2.20(C), Borrower may prepay the Term Loans, in whole or in part, together with payment of all accrued interest on the principal amount to be prepaid upon five (5) Business Days prior written notice to Agent and Lenders; provided, however, that each such optional prepayment if in part shall be in an aggregate principal amount of not less than $1,000,000 or an integral multiple thereof. All payments on the Term Loans shall be made on a pro rata basis for the account of Lenders pursuant to their respective Term Proportionate Shares. No portion of any Term Loan that has been repaid may be reborrowed.

     2.2     Revolving Loan Facility.

     (A) Subject to the terms and conditions set forth in this Agreement, on and after the Closing Date and to and excluding the Termination Date, upon the request of Borrower pursuant to Subsection 2.4, each Lender shall, severally in proportion to its Revolving Proportionate Share, make loans and advances to Borrower (including Interim Revolving Loans (as defined below)) on a revolving credit basis (the "Revolving Loans"). The Revolving Loans advanced by each Lender shall be evidenced, in part, by a promissory note made by Borrower in favor of such Lender (each, a "Revolving Note") in the form attached hereto as Exhibit A-2 with the blanks appropriately filled and, the provisions of any Revolving Note notwithstanding, shall become immediately due and payable as provided in Subsection 9.1 hereof, and, without notice or demand, upon the termination of this Agreement pursuant to Subsections 2.14 or 2.20(E) hereof.

     (B) The Revolving Loans shall consist of either Base Rate Advances or LIBOR Rate Advances, as duly requested by Borrower pursuant to this Agreement. Borrower shall maintain a sufficient amount of Base Rate Advances so that application of the proceeds of Collateral in accordance with Subsections 2.7 and 3.6 will not necessitate a payment of a LIBOR Rate Advance on a day other than the last day of the Interest Period applicable thereto.

     2.3 Determination of Current Asset Base. Subject to Subsection 2.4(B), the aggregate unpaid principal amount of the Revolving Loans shall not in the aggregate exceed at any time the lesser of (A) the Total Revolving Commitments then in effect minus the aggregate amount of all Letter of Credit Obligations or (B) the "Current Asset Base" (as defined below). As used herein, "Current Asset Base" shall mean (i) up to eighty-five percent (85%) of the face amount (less maximum discounts, credits and allowances which may be taken by or granted to Account Debtors in connection therewith) then outstanding under existing "Eligible Accounts" (as defined in Subsection 3.2 hereof), less such reserves as Agent in its sole discretion and in Good Faith elects to establish; plus (ii) an amount equal to up to sixty percent (60%) of Borrower's existing "Eligible Inventory" (as defined in Subsection 3.10 hereof), of raw material, work-in-process and finished goods, valued at the lower of cost, determined on an average cost basis, or market, less such reserves as Agent in its sole discretion and in Good Faith elects to establish, minus (iii) the Letter of Credit Obligations. Notwithstanding the foregoing or anything in Subsection 3.10 to the contrary, the aggregate amount of Inventory deemed to be Eligible Inventory shall not at any time exceed an amount equal to the quotient (the "Inventory Sublimit") determined by dividing
(a)200% of Borrower's cost of goods sold, on an average cost basis, for the most recent six (6) months for which Lenders have received the financial statements required to be furnished by Borrower pursuant to Subsection 7.1(A) hereof, by (b) 5.

     2.4     Borrowing Mechanics.

     (A) Base Rate Advances shall be made on irrevocable telephonic or written notice given to Agent not later than 12:00 noon, Chicago time, on the Business Day on which the proposed Base Rate Advance is requested to be made. At any time prior to the occurrence of a Default or an Event of Default, Borrower may request the continuation of a LIBOR Rate Advance or the conversion of any Advance from one Type of Advance to another pursuant to this Agreement; provided that (i) conversions of all or any portion of a LIBOR Rate Advance may be made only as of the last date of the Interest Period applicable thereto;
(ii) such continuation or conversion would not violate any other provisions of this Agreement; and (iii) without limiting Subsections 9.1 or 9.2 or any other rights and remedies of Agent and each Lender, after the occurrence of a Default or Event of Default, such a continuation or conversion may only be made with the consent of Agent. LIBOR Rate Advances, and any continuations of, or conversions to LIBOR Rate Advances, shall be in an aggregate principal amount of $1,000,000 or an integral multiple thereof. LIBOR Rate Advances, or continuation of any LIBOR Rate Advance, or conversion of any Base Rate Advance to a LIBOR Rate Advance, may be made upon irrevocable written notice given to Agent by Borrower no later than 12:00 noon, Chicago time, three Business Days prior to the commencement of the Interest Period applicable thereto. In each such notice, Borrower shall specify, as to continuations and conversions, the amount of the Advance to be so continued or converted, as to new LIBOR Rate Advances, the requested principal amount thereof, and in any case the applicable Interest Period, and the first and last day of the Interest Period, each of which shall be a Business Day. LIBOR Rate Advances shall automatically convert to Base Rate Advances at the end of the applicable Interest Period unless Borrower gives the requisite notice in accordance with the procedures set forth above to continue the same as LIBOR Rate Advances. Borrower shall not be entitled to elect any Interest Period with respect to a LIBOR Rate Advance if the provisions of this Agreement would require Borrower to repay or prepay any portion of such LIBOR Rate Advance prior to the end of such Interest Period.

     (i) Each notice described in this Subsection 2.4(A) shall be given by an Authorized Officer of Borrower either by telephone, telecopy, telex, or cable, and, if such notice (other than an irrevocable notice of borrowing of a Base Rate Advance) is by telephone, confirmed in writing, substantially in the form of Exhibit B in the case of a request for an Advance (the "Notice of

Borrowing") and in the form of Exhibit C (the "Notice of Conversion") in the case of a conversion or continuation of an Advance; provided, however, that subject to Subsection 2.4(D), telephonic notices requesting a Base Rate Advance need not be confirmed in writing unless requested by Agent. Each Notice of Borrowing and Notice of Conversion shall be irrevocable by and binding on Borrower.

     (ii) Agent shall be entitled to rely conclusively on each Authorized Officer's authority to request, convert or continue Advances on behalf of Borrower. Agent shall have no duty to verify the authenticity of the signature appearing on any Notice of Borrowing, Notice of Conversion or other writing delivered pursuant to this Subsection 2.4(A) and, with respect to an oral request for an Advance or the conversion or continuation thereof, Agent shall have no duty to verify the identity of any individual representing himself as an Authorized Officer. Neither Agent nor any Lender shall incur any liability to Borrower as a result of acting upon any telephonic notice referred to in this Subsection 2.4(A) which notice Agent believes in Good Faith to have been given by an Authorized Officer or other individual authorized to request an Advance or convert or continue an Advance on behalf of Borrower or for otherwise acting in Good Faith under this Subsection 2.4(A) and, upon the funding, conversion or continuation of an Advance by Lenders in accordance with this Agreement, pursuant to any such telephonic notice, Borrower shall be deemed to have borrowed or converted or continued such Advance hereunder.

     (iii) Borrower may request one or two (but not more than two (2)) Advances, conversions of Advances and continuations of Advances on a single day.

By giving notice as set forth above with respect to a LIBOR Rate Advance or with respect to a conversion into or continuation of a LIBOR Rate Advance, Borrower shall, subject to the other provisions of this Section 2, specify the applicable Interest Period. The determination of the Interest Period shall be subject to the following provisions:

     (i) the initial Interest Period for any LIBOR Rate Advance shall commence on the date of such LIBOR Rate Advance which shall be a Business Day and each Interest Period (if any) occurring thereafter for such LIBOR Rate Advance shall commence on the day on which the next preceding Interest Period for such LIBOR Rate Advance expires;

     (ii) there shall be no more than two (2) Interest Periods in the aggregate in effect at any one time; and

     (iii) no Interest Period may be selected which extends beyond the last day of the Term.


     (B) In the event Borrower is unable to comply with (i) the Current Asset Base limitations set forth in Subsection 2.3 or (ii) the conditions precedent to the making of a Revolving Loan, Lenders authorize Agent, in its sole discretion, to make Revolving Loans (and Lenders shall fund their Revolving Proportionate Share of such Revolving Loans upon the request of Agent) ("Interim Revolving Loans"), but not in excess of the Total Revolving Commitments, for a period commencing on the date Agent first receives a Notice of Borrowing requesting an Interim Revolving Loan until the earlier of
(i) the 90th Business Day after such date, or (ii) the date Borrower is again able to comply with the Current Asset Base limitations and the conditions precedent to the making of Revolving Loans set forth in Subsections 2.3 and 4.2 hereof, or obtains an amendment or waiver with respect thereto (in each case, the "Interim Revolving Loan Period"). Agent shall not, in any event, make any Interim Revolving Loan if at such time the amount of such Interim Revolving Loan when added to the then aggregate outstanding principal amount of other Interim Revolving Loans would exceed $2,500,000; provided that, notwithstanding any of the foregoing limitations in this Subsection 2.4(B), Agent may make Revolving Loans (and Lenders shall fund their Revolving Proportionate Share of such Revolving Loans upon the request of Agent) intended to preserve, protect or enhance the liquidation value of the Collateral. All Interim Revolving Loans shall be Base Rate Advances. An Interim Revolving Loan shall cease to be an Interim Revolving Loan (and shall be deemed to be an Advance consisting of Revolving Loans) if the unsatisfied conditions giving rise to such Interim Revolving Loan shall thereafter be satisfied or the events which cause such Advance to be an Interim Revolving Loan shall thereafter cease to exist.

     (C) Each Lender shall be entitled to earn interest at the then applicable rate of interest, calculated in accordance with Subsection 2.20 hereof, on outstanding Loans which it has funded to Agent.

     (D) Notwithstanding the obligation of Borrower to send written confirmation of a Notice of Borrowing or Notice of Conversion made by telephone, in the event that Agent acts upon a Notice of Borrowing or Notice of Conversion made by telephone, such telephonic notice of borrowing or notice of conversion shall be binding on Borrower whether or not written confirmation is sent by Borrower or subsequently requested by Agent. Agent may act prior to the receipt of any written confirmation, without any liability whatsoever, based upon telephonic notice believed by Agent in Good Faith to be from Borrower or its Authorized Officer. Agent's records of the terms of any telephonic Notices of Borrowing or Notice of Conversion shall be conclusive on Borrower and Lenders in the absence of gross negligence or willful misconduct on the part of Agent in connection therewith.

     (E) Without limiting Subsection 2.16, or any other provision of this Agreement, Borrower may not voluntary prepay any LIBOR Rate Advance prior to the last day of the Interest Period applicable thereto.

     2.5     Settlements Among Agent and Lenders.

     (A) Except as provided in Subsection 2.5(B) (which provides for the settlement by Agent of Revolving Loans made, and payments thereon on a weekly basis at Agent's discretion to avoid daily settlements between Lenders), Agent shall give to each Lender prompt notice of each Notice of Borrowing or Notice of Conversion by telecopy, telex or cable. Except for Advances made as provided pursuant to Subsection 2.5(B), no later than 2:00 p.m. Chicago time on the date of each Advance to be made hereunder, each Lender will make available to Agent at its principal office in Chicago, Illinois in immediately available funds, its Term Proportionate Share of each Advance constituting Term Loans and its Revolving Proportionate Share of each Advance constituting Revolving Loans, whereupon Agent shall make such funds available to Borrower at the account of Borrower, account number 4256778 , at ANB's offices in Chicago, Illinois. Unless Agent shall have been notified by any Lender prior to the date of the Advance that such Lender does not intend to make available to Agent its portion of the Advance to be made on such date, Agent may assume that such Lender will make such amount available to Agent on the Settlement Date (as defined below) and Agent, in reliance upon such assumption, may but shall not be obligated to make available the amount of the Advance to be provided by such Lender.
Except as provided in Subsection 2.5(B) and subject to Subsection 2.13(C), promptly after its receipt of payments from or on behalf of Borrower (other than amounts payable to Agent to reimburse Agent and the Issuing Bank for fees and expenses payable solely to them), Agent will cause such payments to be distributed ratably to Lenders. Lenders will apply such payments in accordance with Subsection 2.7(B).

     (B) Agent on behalf of Lenders may (but shall not be obligated to) make Revolving Loans and receive and retain payments on the Revolving Loans in accordance with this Subsection 2.5(B) without notice to, or settlement with, Lenders; provided, Agent shall settle the amount of the Revolving Loans with Lenders at least once a week as follows:


     The amount of each Lender's Revolving Proportionate Share of outstanding Revolving Loans shall be computed weekly (or more frequently in Agent's discretion) and shall be adjusted upward or downward on the basis of the amount of outstanding Revolving Loans as of 3:00 P.M. Chicago time on the last Business Day of the period specified by Agent (such date being referred to as the "Settlement Date"). Agent shall deliver to each Lender promptly after any Settlement Date a summary statement of the amount of outstanding Revolving Loans for such period. Lenders shall transfer to Agent, or, subject to Subsection 2.13(C), Agent shall transfer to Lenders, such amounts as are necessary so that (after giving effect to all such transfers) the amount of the Revolving Loans made by each Lender shall be equal to such Lender's Revolving Proportionate Share of the aggregate amount of the Revolving Loans outstanding as of such Settlement Date. If the summary statement is received by Lenders prior to 10:00 A.M. Chicago time on any Business Day, each Lender shall make the transfers described above in immediately available funds no later than 12:00 noon Chicago time on the day such summary statement was received; and if such summary statement is received by Lenders after 10:00 A.M. Chicago time on such day, each Lender shall make such transfers no later than 12:00 noon Chicago time on the next succeeding Business Day. The obligation of each Lender to transfer such funds shall be irrevocable and unconditional and without recourse to or warranty by Agent. Each of Agent and Lenders agree to mark their respective books and records on the Settlement Date to show at all times the dollar amount of their respective Revolving Proportionate Shares of the outstanding Revolving Loans. To the extent that the settlement described above shall not yet have occurred, upon repayment of any part of the Revolving Loans by Borrower, Agent may first apply such amounts repaid directly to the amounts made available by Agent pursuant to this Subsection 2.5(B).

Because Agent on behalf of Lenders may be advancing and/or may be repaid all or a portion of the Revolving Loans prior to the time when Lenders will actually advance and/or be repaid all or a portion of Revolving Loans, interest with respect to the Revolving Loans shall be allocated by Agent to each Lender and Agent in accordance with the amount of the Revolving Loans actually advanced by and repaid to each Lender and Agent and shall accrue from and including the date such Revolving Loans are so advanced to but excluding the date such Revolving Loans are either repaid by Borrower in accordance with Subsection 2.6 or actually settled by the applicable Lender as described in this Subsection 2.5(B).

     2.6     Mandatory Payments; Reduction of Commitments.

     (A) The sum of the aggregate outstanding principal balance of the Revolving Loans and the aggregate outstanding amount of the Letter of Credit Obligations may not at any time exceed the Total Revolving Commitments. In addition, subject to Subsection 2.4(B), the aggregate balance of the unpaid principal amount of the Revolving Loans plus the aggregate amount of all Letter of Credit Obligations outstanding at any time in excess of the Current Asset Base, and the aggregate balance of the Revolving Loans based on Inventory in excess of the Inventory Sublimit, shall be immediately due and payable without the necessity of any demand. Any amounts paid in excess of the outstanding balance of the Revolving Loans and Letter of Credit Obligations otherwise then due and owing shall be held by Agent as cash collateral for the Letter of Credit Obligations not then due.

     (B) On the Termination Date, the Revolving Credit Commitment of each Lender shall automatically reduce to zero and may not be reinstated.

     (C) Borrower may not reduce the Total Revolving Commitments in full or in part except in whole or in part, and, if in part, in integral multiples of $1,000,000, upon thirty (30) days' prior written notice to Lenders and upon payment of a Commitment Reduction Fee as provided in Subsection 2.20(C). Any such reduction shall be applied ratably to the Lenders' respective Revolving Credit Commitments.


     (D) To the extent that the "value" (as such term is defined in Subsection 8.17) of Equipment sold in any Fiscal Year plus the amount of "Net Proceeds" and "Net Awards" (as such terms are defined in the Mortgage) in such Fiscal Year (the "Aggregate Value") exceeds $500,000 and such excess is greater than the aggregate amount of Capital Expenditures incurred within 180 days of the date of such excess (or such longer period to which Agent consents in its sole discretion) (the "Unreinvested Amount"), then Borrower shall cause the Loans to be immediately prepaid in an aggregate amount equal to the Unreinvested Amount; provided, that prepayments made pursuant to this Subsection 2.6(D) shall (i) first be applied against the outstanding balance of Term Loans; (ii) second, be applied against the outstanding balance of Revolving Loans, and (iii) be applied against any other outstanding Liabilities or, at Agent's discretion, be held by Agent as cash collateral for Letter of Credit Obligations or other Liabilities.

     (E) Borrower shall make a prepayment on the aggregate outstanding principal amount of the Term Loans on August 1, 2000 and on the first day of each month thereafter to and including August 1, 2002 in the aggregate monthly amount of $208,333 and (subject to subsections 9.1, 2.14 and 2.20 (E) ) shall pay the remaining outstanding principal balance of the Term Loans on August 31, 2002.

     2.7     Payments and Computations.

     (A) Borrower shall make each payment hereunder and under the Notes not later than 12:00 noon Chicago time on the day when due in Dollars to Agent at its address referred to in Subsection 11.17 hereof in immediately available funds.

     (B) All amounts received by Agent from or for the account of Borrower for distribution to Agent, Lenders or the Issuing Bank hereunder or otherwise shall be distributed and applied as soon as practicable in the following order: first, to the payment of any Fees, Expenses or other Liabilities due and payable to Agent under any of the Financing Agreements, including amounts advanced by Agent on behalf of Lenders pursuant to Subsection 2.5(B); second, to the payment of any Fees, Expenses or other Liabilities due and payable to the Issuing Bank under any of the Financing Agreements; third, to the ratable payment of any Fees, Expenses or other Liabilities due and payable to Lenders under any of the Financing Agreements other than those Liabilities specifically referred to below in this Subsection 2.7(B); fourth, to the ratable payment of interest due on the Loans; and, fifth, to the ratable payment of principal due on the Loans. Application on account of the Liabilities constituting Loans shall be made by Agent (i) first to all Base Rate Advances and (ii) only when no Base Rate Advances are outstanding to LIBOR Rate Advances; provided, however, prior to expiration of the Interest Period applicable thereto in lieu of applying amounts to LIBOR Rate Advances, Agent may in its discretion retain such balances as cash collateral for the Liabilities until applied to such LIBOR Rate Advances at the expiration of the Interest Period applicable thereto. Any payment received hereunder as a distribution in any proceeding referred to in Subsection 9.1(H) or (I) shall, unless paid with respect to amounts specifically owing to Agent or the Issuing Bank, be distributed and applied to the payment of the amounts due hereunder and under the Notes ratably in accordance with such amounts (or, if a court of competent jurisdiction shall otherwise specify, as specified by such court).


     2.8     Borrower's Loan Account.  Agent shall maintain a loan account
(the "Loan Account") on its internal data control systems in which shall be recorded (i) all loans and advances made by Agent or Lenders to Borrower or for Borrower's account pursuant to this Agreement, including without limitation all Letter of Credit Obligations, (ii) all payments made by Borrower or for Borrower's account on all such loans and advances and Letter of Credit Obligations, and (iii) all other appropriate debits and credits as provided in this Agreement, including, without limitation, all interest, Fees, Expenses, and other charges, expenses and fees. All entries in Borrower's Loan Account shall be made in accordance with Agent's customary accounting practices as in effect from time to time. Borrower will be credited, in accordance with Subsection 2.7 above, with all amounts received by or on behalf of Agent, Lenders or the Issuing Bank from Borrower or from others for Borrower's account, including, as set forth above, all amounts received by Agent as set forth in Subsection 2.7(B). In no event shall prior recourse to any Accounts or other Collateral be a prerequisite to Agent's right to demand payment of any of the Liabilities upon its maturity. Further, Agent shall have no obligation whatsoever to perform in any respect any of Borrower's contracts or obligations relating to the Accounts. Borrower promises to pay to Agent and Lenders the amount reflected as owing by it under its Loan Account and all of its other obligations hereunder and under any of the other Financing Agreements as such amounts become due or are declared due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) pursuant to the terms of this Agreement and the other Financing Agreements. Unless otherwise agreed in writing from time to time hereafter, all payments which Borrower is required to make to Lenders and Agent under this Agreement or under any of the other Financing Agreements shall be made by appropriate debits to Borrower's Loan Account. Agent may in its sole discretion elect to bill Borrower for such amounts in which case the amount shall be immediately due and payable with interest thereon as provided herein.

     2.9 Statements. All Loans, Advances and other financial accommodations to Borrower, and all other debits and credits provided for in this Agreement, may be evidenced by Agent in its internal data control systems showing the date, amount and reason for each such debit or credit. Until such time as Agent shall have rendered to Borrower written statements of account as provided herein, the balance in Borrower's Loan Account, as set forth on Agent's most recent printout, shall be rebuttably presumptive evidence of the amounts due and owing to Agent and Lenders by Borrower. Not more than twenty
(20) days after the last day of each calendar month, Agent shall render to Borrower a statement setting forth the balance of Borrower's Loan Account, including principal, interest, Expenses, Fees and any other expenses, fees and charges. Each such statement shall be subject to subsequent adjustment by Agent but shall, absent manifest errors or omissions, be presumed correct and binding upon Borrower and shall constitute an account stated unless, within sixty (60) days after receipt of any statement from Agent, Borrower shall deliver to Agent written objection thereto specifying the error or errors, if any, contained in such statement.

     2.10     Taxes.

     (A) Any and all payments by Borrower hereunder, under the Notes or in respect of the Letters of Credit which are made to or for the benefit of any Lender, the Issuing Bank or Agent shall be made, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings and penalties, interests and all other liabilities with respect thereto ("Taxes"), excluding, (i) in the case of each such Lender, the Issuing Bank or Agent, taxes imposed on its net income (including, without limitation, any taxes imposed on branch profits) or capital and franchise taxes imposed on it by the jurisdiction under the laws of which such Lender, the Issuing Bank or Agent (as the case may be) is organized or any political subdivision thereof, (ii) in the case of each such Lender, the Issuing Bank and Agent, any Taxes that are in effect and that would apply to a payment to such Lender, the Issuing Bank or Agent, as applicable, as of the date of this Agreement, and (iii) if any Person acquires any interest in this Agreement, any Note or Letter of Credit Obligations pursuant to the provisions hereof, or Agent or any Lender changes the office in which any Loan is made, accounted for or booked (any such Person or Agent or such Lender in that event being referred to as a "Tax Transferee"), any Taxes to the extent that they are in effect and would apply to a payment to such Tax Transferee as of the date of the acquisition of such interest or change in office, as the case may be (all such nonexcluded Taxes being hereinafter referred to as "Covered Taxes"). If Borrower shall be required by law to deduct any Covered Taxes from or in respect of any sum payable hereunder, under any Note or in respect of any Letter of Credit Obligations to or for the benefit of any Lender, the Issuing Bank, Agent or any Tax Transferee, (A) the sum payable shall be increased as may be necessary so that after making all required deductions of Covered Taxes (including deductions of Covered Taxes applicable to additional sums payable under this Subsection 2.10) such Lender, the Issuing Bank, Agent or such Tax Transferee, as the case may be, receives an amount equal to the sum it would have received had no such deductions been made, (B) Borrower shall make such deductions and (C) Borrower shall pay the full amount so deducted to the relevant taxation authority or other authority in accordance with applicable law.

     (B) In addition, Borrower agrees to pay any present or future stamp, documentary, excise, privilege, intangible or similar levies that arise at any time or from time to time (other than the Oklahoma Mortgage Registration Tax pursuant to 68 Oklahoma Stat. Sections 1901 et seq.) (i) from any payment made under any and all Financing Agreements, (ii) from the transfer of the rights of any Lender under any Financing Agreements to any transferee, or (iii) from the execution or delivery by Borrower of, or from the filing or recording or maintenance of, or otherwise with respect to the exercise by Agent or Lenders of their rights under, any and all Financing Agreements (hereinafter referred to as "Other Taxes").

     (C) Borrower will indemnify each Lender, the Issuing Bank, Agent, and any Tax Transferee for the full amount of (i) Covered Taxes imposed on or with respect to amounts payable hereunder, and (ii) Other Taxes, and any liability (including penalties, interest and expenses) arising solely therefrom or with respect thereto. Payment of this indemnification shall be made within thirty
(30) days from the date such Lender, the Issuing Bank, Agent or such Tax Transferee provides Borrower with a certificate, certifying and setting forth in reasonable detail the calculation thereof as to the amount and type of such Taxes. Any such certificate submitted by such Lender, the Issuing Bank, Agent or such Tax Transferee in Good Faith to Borrower shall, absent manifest error, be final, conclusive and binding on all parties. The obligations of Borrower under this Subsection 2.10 shall survive payment of the Liabilities and termination of this Agreement.

     (D) Within 30 days after having received a receipt for payment of Covered Taxes or Other Taxes, Borrower will furnish to Agent, at its address referred to in Subsection 11.17, the original or a certified copy of a receipt evidencing payment thereof.

     (E) If a Tax Transferee that is organized under the laws of a jurisdiction outside of the United States acquires an interest in this Agreement or any Note or Letter of Credit Obligation, the transferor shall cause such Tax Transferee to agree that on or prior to the effective date of such acquisition, it will deliver to Borrower and Agent (i) two valid, duly completed copies of IRS Form 1001 or 4224 or successor applicable form, as the case may be, and any other required form, certifying in each case that such Tax Transferee is entitled to receive payments under this Agreement and the Notes payable to it without deduction or withholding of United States federal income tax or with such withholding imposed at a reduced rate other than the maximum rate otherwise required under the Internal Revenue Code (the "Reduced Rate"); and (ii) a valid, duly completed IRS Form W-8 or W-9 or successor applicable form, as the case may be, to establish an exemption from United States backup withholding tax. Each Tax Transferee that delivers to Borrower and Agent a Form 1001 or 4224, and Form W-8 or W-9 and any other required form, pursuant to the next preceding sentence, further undertakes to deliver two further copies of the said Form 1001 or 4224 and Form W-8 or W-9, or successor applicable forms, or other manner of required certification, as the case may be, on or before the date that any such form expires or becomes obsolete or otherwise is required to be resubmitted as a condition to obtaining an exemption from a required withholding of United States federal income tax or entitlement to having such withholding imposed at the Reduced Rate or after the occurrence of any event requiring a change in the most recent form previously delivered by it to Borrower and Agent, and such extensions or renewals thereof as may reasonably be requested by Borrower and Agent, certifying (i) in the case of a Form 1001 or 4224 that such Tax Transferee is entitled to receive payments under this Agreement or the Notes payable to it without deduction or withholding of any United States federal income taxes or with such withholding imposed at the Reduced Rate, unless any change in treaty, law or regulation or official interpretation thereof has occurred after the effective date of such acquisition or change and prior to the date on which any such delivery would otherwise be required that renders all such forms inapplicable or that would prevent such Tax Transferee from duly completing and delivering any such form with respect to it, and such Tax Transferee advises Borrower and Agent that it is not capable of receiving payments (a) without any deduction or withholding of United States federal income tax or (b) with such withholding at the Reduced Rate, as the case may be, or (ii) in the case of a Form W-8 or W-9, establishing an exemption from United States backup withholding tax.


     (F) If any Taxes for which Borrower would be required to make payment under this Subsection 2.10 are imposed, the applicable Lender, the Issuing Bank, Agent or Tax Transferee, as the case may be, shall use its reasonable efforts to avoid or reduce such Taxes by taking any appropriate action (including, without limitation, assigning its rights hereunder to a related entity or a different office) which would not, in the sole opinion of such Lender, the Issuing Bank, Agent or Tax Transferee exercised in Good Faith be otherwise disadvantageous to such Lender, the Issuing Bank, Agent or Tax Transferee, as the case may be.

     (G) Without prejudice to the survival of any other agreement of Borrower hereunder, the agreements and obligations of Borrower contained in this Subsection 2.10 shall survive the payment in full of the Liabilities and termination of this Agreement.

     2.11 Affected Lenders. If Borrower is obligated to pay to any Lender any amount under Subsections 2.10, 2.15, 2.17 or 2.20(J) hereof, or if any Lender is a Defaulting Lender, Borrower may, if no Default or Event of Default then exists, replace such Lender with another lender acceptable to Agent, and such Lender hereby agrees to be so replaced subject to the following:

     (A) The obligations of Borrower hereunder to such Lender to be replaced (including such increased or additional costs incurred from the date of notice to Borrower of such increase or additional costs through the date such Lender is replaced hereunder) shall be paid in full to such Lender concurrently with such replacement;

     (B) If such replacement is a result of increased costs under Subsections 2.10, 2.15, 2.17 or 2.20(J), the replacement Lender shall be a bank or other financial institution that is not subject to such increased costs which caused Borrower's election to replace any Lender hereunder, and each such replacement Lender shall execute and deliver to Agent such documentation satisfactory to Agent pursuant to which such replacement lender is to become a party hereto, conforming to the provisions of Subsection 11.6 hereof, with a Revolving Credit Commitment equal to that of Lender being replaced and shall make Loans in the aggregate principal amount equal to the aggregate outstanding principal amount of the Loans of Lender being replaced;

     (C) Upon such execution of such documents referred to in clause (B) and repayment of the amounts referred to in clause (A), the replacement lender shall be a "Lender" with a Revolving Credit Commitment as specified hereinabove and Lender being replaced shall cease to be a "Lender" hereunder, except with respect to indemnification provisions under this Agreement, which shall survive as to such replaced Lender;

     (D) Agent shall reasonably cooperate in effectuating the replacement of any Lender under this Subsection 2.11, but at no time shall Agent be obligated to initiate any such replacement;

     (E) Any Lender replaced under this Subsection 2.11 shall be replaced at Borrower's sole cost and expense and at no cost or expense to Agent or any Lender; and

     (F) If Borrower proposes to replace any Lender pursuant to this Subsection 2.11 because Lender seeks reimbursement under either Subsections 2.10, 2.15, 2.17 or 2.20(J), then it must also replace any other Lender who seeks similar levels of reimbursement (as a percentage of such Lender's Revolving Credit Commitment) under such Subsections.

     2.12 Sharing of Payments. If any Lender shall obtain any payment (whether voluntary, involuntary, through the exercise of any right of set-off or otherwise) on account of the Loans made by it or its participation in the Letter of Credit Obligations in excess of its allocable share pursuant to Subsection 10.14, of payments on account of the Loans or Letter of Credit Obligations obtained by all Lenders, such Lender shall forthwith purchase from the other Lenders such participations in the Loans made by them or in their participation in Letters of Credit as shall be necessary to cause such purchasing Lender to share the excess payment ratably with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Lender, such purchase from each Lender shall be rescinded and each such Lender shall repay to the purchasing Lender the purchase price to the extent of such recovery together with an amount equal to such Lender's ratable share (according to the proportion of (i) the amount of such Lender's required repayment to (ii) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect to the total amount so recovered. Borrower agrees that any Lender so purchasing a participation from another Lender pursuant to this Subsection 2.12 may, to the fullest extent permitted by law, exercise all of its rights of payment (including the right of set-off) with respect to such participation as fully as if such Lender were the direct creditor of Borrower in the amount of such participation.

     2.13     Defaulting Lenders.


     (A) If any amount described in Subsection 2.4, Subsection 2.5 or in Subsection 2.19(F) hereof is not made available to Agent by a Lender (such Lender being hereinafter referred to as a "Defaulting Lender") and Agent has made such amount available to Borrower or the Issuing Bank, as applicable, Agent shall be entitled to recover such amount on demand from such Defaulting Lender together with interest as hereinafter provided. If such Defaulting Lender does not pay such amount forthwith upon Agent's demand therefor, Agent shall promptly notify Borrower and Borrower shall immediately (but in no event later than five Business Days after such demand) pay such amount to Agent together with the amounts provided for in the immediately succeeding sentence. Agent shall also be entitled to recover from such Defaulting Lender and/or Borrower, as the case may be, (x) interest on such amount in respect of each day from the date such corresponding amount was made available by Agent to Borrower to the date such amount is recovered by Agent, at a rate per annum equal to either (i) if paid by such Defaulting Lender, the overnight Federal Funds Rate or (ii) if paid by Borrower, the then applicable rate of interest, calculated in accordance with Subsection 2.20(A) hereof, plus (y) in each case, an amount equal to any costs (including legal expenses) and losses incurred as a result of the failure of such Defaulting Lender to provide such amount as provided in this Agreement. Nothing herein shall be deemed to relieve any Lender from its duty to fulfill its obligations hereunder or to prejudice any rights which Borrower may have against any Lender as a result of any default by such Lender hereunder, including, without limitation, the right of Borrower to seek reimbursement from any Defaulting Lender for any amounts paid by Borrower under clause (y) above on account of such Defaulting Lender's default.

     (B) The failure of any Lender to make the Loans to be made by it as part of any Advance or fund its participation in any drawing under a Letter of Credit shall not relieve any other Lender of its obligation, if any, hereunder to make its Loans on the date of such Advance or fund its participation in any drawing under any Letter of Credit, but no Lender shall be responsible for the failure of any other Lender to make its Loans to be made by such other Lender on the date of any Advance or to fund any Lender's participation in any drawing under a Letter of Credit.

     (C) Notwithstanding anything contained herein to the contrary, so long as any Lender is a Defaulting Lender or has rejected its Revolving Credit Commitment, Agent shall not be obligated to transfer to such Lender any payments made by Borrower to Agent for the benefit of such Lender; and, such

Lender shall not be entitled to the sharing of any payments pursuant to Subsection 2.12. Amounts payable to such Lender under Subsection 2.12 shall instead be paid to Agent. Agent may hold and, in its discretion, re-lend to Borrower for the account of such Lender the amount of all such payments received by it for the account of such Lender. For purposes of voting or consenting to matters with respect to the Financing Agreements and determining Percentages, such Defaulting Lender shall be deemed not to be a "Lender" and such Lender's Percentages shall be deemed to be zero (O) and each other Lender's Percentage shall be deemed to be increased pro rata based on its Percentages theretofore existing. This Subsection 2.13(C) shall remain effective with respect to such Lender until (x) the Liabilities under this Agreement shall have been declared or shall have become immediately due and payable or (y) the Required Lenders, Agent and Borrower shall have waived such Lender's default in writing. No Revolving Credit Commitment of any Lender shall be increased or otherwise affected, and performance by Borrower shall not be excused, by the operation of this Subsection 2.13(C). Any payments of principal or interest which would, but for this Subsection 2.13, be paid to any Lender, shall be paid to Lenders who shall not be in default under their respective Revolving Credit Commitments and who shall not have rejected any Revolving Credit Commitment, for application to the Revolving Loans, or to provide cash collateral in such manner and order as shall be determined by Agent.

     2.14 Term of this Agreement. This Agreement shall be effective until the Termination Date (the period during which this Agreement is effective being the "Term") and shall terminate on the Termination Date; provided, however, that the Required Lenders shall retain the right to terminate this Agreement at any time upon the occurrence and during the continuance of a Default; and further provided, however, that (i) all of Agent's and each Lender's rights and remedies under this Agreement and the other Financing Agreements and (ii) all of Agent's and each Lender's security interests shall survive such termination until all of the Liabilities have been fully paid and satisfied and all Letters of Credit have expired, been canceled or terminated. Upon the effective date of termination of this Agreement (including without limitation any termination pursuant to Subsection 2.20(E)), all of the Liabilities shall become immediately due and payable without notice or demand. Notwithstanding any termination, until all of the Liabilities shall have been fully paid, performed and satisfied, all financing arrangements between Borrower and Agent and Lenders shall have been terminated and all Letters of Credit shall have expired, been cancelled or terminated, all of Agent's and each Lender's rights and remedies under this Agreement and the other Financing Agreements shall survive, Agent shall be entitled to retain its security interest in and to all existing and future Collateral, and Borrower shall continue to remit collections of Accounts and proceeds as provided herein.

     2.15     Additional Costs, Etc. With Respect to LIBOR Rate Advances.

     (A) If, in the reasonable determination of any Lender, any applicable "law," which expression, as used in this Section 2, includes statutes, rules and regulations thereunder and interpretations thereof by any competent court or by any Governmental Authority or other regulatory body or official charged with the administration or the interpretation thereof and requests, directives, instructions and notices at any time or from time to time hereafter made upon or otherwise issued to such Lender or any Lending Affiliate by any central bank or other fiscal, monetary or other authority (whether or not having the force of law) adopted or becoming effective, or any change in the interpretation or administration thereof, or compliance by such Lender or any Lending Affiliate maintaining any LIBOR Rate Advance, in each case after the date hereof, shall :

     (i) subject such Lender or any Lending Affiliate to any tax, levy, impost, duty, charge, fee, deduction or withholding of any nature with respect to LIBOR Rate Advances (other than taxes imposed on or measured by the overall net income of such Lender), or

     (ii) change the taxation of payments to such Lender or any Lending Affiliate of principal or interest on or any other amount relating to any LIBOR Rate Advances (other than taxes imposed on or measured by the overall net income of such Lender), or

     (iii) impose or increase or render applicable any special deposit, assessment, insurance charge, reserve or liquidity or other similar requirement (whether or not having the force of law) against assets held by, or deposits in or for the account of, or loans by such Lender or any Lending Affiliate, or

    (iv) impose on such Lender or any Lending Affiliate any other conditions or requirements with respect to LIBOR Rate Advances, and the result of any of the foregoing is:

          (I) to increase the cost to such Lender of making, funding or maintaining its LIBOR Rate Advances, or

          (II) to reduce the amount of principal, interest or other amount payable to such Lender hereunder on account of LIBOR Rate Advances, or

          (III) to require such Lender to make any payment or to forego any interest or other sum payable under this Agreement,

then, and in each such case, Borrower will, upon demand made by such Lender at any time and from time to time and as often as the occasion therefor may arise, pay to such Lender such additional amounts as will be sufficient to compensate such Lender for such additional cost, reduction, payment or foregone interest or other sum. The foregoing shall not be deemed to apply to any change in the Reserve Rate applied in the calculation of the LIBOR Rate.

     (B) Neither Agent nor any Lender shall in any event be responsible to Borrower in any way if Agent is not able for any reason beyond its control to quote a LIBOR Rate with respect to any proposed Interest Period. If, on any proposed date of determination of a LIBOR Rate, Agent shall determine (which determination shall be conclusive and binding on Borrower) that it is unable to determine the LIBOR Rate with respect to any proposed Interest Period, Agent shall promptly notify Borrower and Lenders of such determination. In such event, any then pending notice by Borrower requesting the making of a LIBOR Rate Advance, or conversion of any Base Rate Advance to a LIBOR Rate Advance, or continuation of any LIBOR Rate Advance shall be deemed and shall constitute a request for the making of a Base Rate Advance or a conversion to a Base Rate Advance, as the case may be.

     (C) If Agent determines that either maintenance of a LIBOR Rate Advance would violate any applicable law, or that deposits of a type and maturity appropriate to match fund any LIBOR Rate Advance does not accurately reflect the cost of making or maintaining such a LIBOR Rate Advance, then Agent shall suspend the availability of LIBOR Rate Advances so long as any such condition exists, and all affected LIBOR Rate Advances outstanding shall be immediately repaid upon notice to Borrower from Agent to do so; provided, however, that if otherwise permitted under this Agreement Borrower may reborrow, as a Base Rate Advance, an amount equal to the principal amount of all such affected LIBOR Rate Advances so repaid.

     2.16 Indemnification for Losses. Without limiting any of the other provisions of this Agreement, Borrower will, on demand by any Lender, at any time and from time to time and as often as the occasion therefor may arise, indemnify each Lender against any losses, costs or expenses which such Lender may at any time or from time to time sustain or incur with respect to LIBOR Rate Advances as a consequence of:


     (A) the failure by Borrower to borrow or continue any LIBOR Rate Advance on the date of borrowing, conversion or continuation designated by Borrower, or
     (B) the failure by Borrower to pay, punctually on the due date thereof, any amount payable by Borrower under this Agreement, or

     (C) the accelerated payment of Borrower's obligations under this Agreement as a result of a Default, or

     (D) any voluntary repayment or prepayment of any principal of any LIBOR Rate Advance on a date other than the last day of the Interest Period relating to the principal so repaid or prepaid or so converted.

Such losses, costs or expenses will include, but will not be limited to, the reimbursement for any loss, expense or cost in liquidating or employing deposits acquired to fund any affected LIBOR Rate Advance.

     2.17 Capital Adequacy. If, after the date hereof, either (A) the introduction of or any change in or in the interpretation of any law or (B) compliance by any Lender or any Lending Affiliate with any guideline or request from any central bank or Governmental Authority (whether or not having the force of law) (i) affects or would affect the amount of capital required or expected to be maintained by any Lender or any of its Lending Affiliates and the respective Lender reasonably determines that the amount of such capital is increased by or based upon the existence of the LIBOR Rate Advances then, upon demand by such Lender, Borrower shall immediately pay to such Lender, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender in light of such circumstances, to the extent that such Lender reasonably determines such increase in capital to be allocable to the existence of LIBOR Rate Advances or (ii) has or would have the effect of reducing the rate of return on the capital or assets of such Lender or any Person controlling such Lender as a consequence of, as determined by Lender in its sole discretion and in Good Faith, the existence of such Lender's commitments or obligations under this Agreement or any of the other Financing Agreements, then, upon demand by such Lender, Borrower immediately shall pay to Lender, from time to time as specified by Lender, additional amounts sufficient to compensate such Lender in light of such circumstances. The obligations of Borrower under this Subsection 2.17 shall survive payment of the Liabilities and termination of this Agreement.


     2.18 Certificate. A certificate signed by an officer of a Lender, setting forth any additional amount required to be paid by Borrower to Lender under any provision of Subsections 2.15 through 2.17 and the computations made by such Lender to determine such additional amount, shall be submitted by such Lender to Borrower in connection with each demand made at any time by such Lender upon Borrower under any of such provisions. Such certificate, in the absence of manifest error, shall be conclusive as to the additional amount owed.

     2.19     Letters of Credit.

     (A) Issuance of Letters of Credit. Subject to the terms and conditions of this Agreement (including, without limitation, the conditions precedent set forth in Subsections 4.1 and 4.2) on and after the Closing Date and to and excluding the Termination Date, Agent shall request the Issuing Bank to issue, and the Issuing Bank shall issue, standby Letters of Credit hereunder at the request of Borrower and for its account, as more specifically described below; provided, however, that Agent shall not be obligated to request the Issuing Bank to issue, and the Issuing Bank shall not be obligated to issue, any Letter of Credit for the account of Borrower if at the time of such requested issuance (i) the face amount of such requested Letter of Credit, when added to the aggregate outstanding principal amount of the Revolving Loans and all Letter of Credit Obligations then outstanding would cause the sum of the Revolving Loans and Letter of Credit Obligations to exceed (a) the Total Revolving Commitments then in effect or (b) the Current Asset Base then in effect; (ii) the face amount of such Letter of Credit when added to the Letter of Credit Obligations then outstanding, would exceed $2,000,000; or (iii) any order, judgment or decree of any Governmental Authority shall purport by its terms to enjoin or restrain the Issuing Bank from issuing such Letter of Credit, or any law or governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over the Issuing Bank shall prohibit, or request that the Issuing Bank refrain from, the issuance of Letters of Credit in particular or shall impose upon the Issuing Bank with respect to any Letter of Credit any restriction or reserve or capital requirement (for which the Issuing Bank is not otherwise compensated) or any unreimbursed loss, cost or expense which was not in effect as of the date of this Agreement and which the Issuing Bank in Good Faith deems material to it.

     (B) Terms of Letters of Credit. Each Letter of Credit shall be in a form and substance acceptable to Agent and the Issuing Bank. Borrower shall execute the Issuing Bank's standard form of application and reimbursement agreement for each Letter of Credit. In no event may the term of any Letter of Credit issued hereunder exceed twenty four (24) months or such greater period as may be acceptable to the Issuing Bank in its sole discretion, and all Letters of Credit issued hereunder shall expire no later than the date that is five (5) Business Days prior to the last day of the Term. Any Letter of Credit containing an automatic renewal provision shall also contain a provision pursuant to which, notwithstanding any other provisions thereof, it shall expire no later than the date that is five (5) Business Days prior to the last day of the Term.


     (C) Lenders' Participation. Immediately upon issuance or amendment by the Issuing Bank of any Letter of Credit in accordance with the procedures set forth in Subsection 2.19(A), each Lender shall be deemed to have irrevocably and unconditionally purchased and received from the Issuing Bank, without recourse or warranty, an undivided interest and participation to the extent of such Lender's Revolving Proportionate Share in the liability with respect to such Letter of Credit (including, without limitation, all obligations of Borrower with respect thereto, other than amounts owing to the Issuing Bank consisting of Issuing Bank Fees) and any security therefor or guaranty pertaining thereto.

     (D) Notice of Issuance. Whenever Borrower desires the issuance of a Letter of Credit, Borrower shall give Agent a fully completed and duly executed letter of credit application and agreement in such form as the Issuing Bank and Agent may require and in accordance with the Issuing Bank's customary practices for letters of credit of the type requested (a "Letter of Credit Request") no later than 12:00 noon Chicago time at least four (4) Business Days in advance of the proposed date of issuance of any Letter of Credit (or, in each case, such shorter period as may be agreed to by the Issuing Bank). The transmittal by Borrower of each Letter of Credit Request shall be deemed to be a representation and warranty by Borrower that the Letter of Credit may be issued in accordance with and will not violate any of the requirements of Subsection 2.19(A). No Letter of Credit shall require payment against a conforming draft to be made thereunder prior to the second business day (under the laws of the jurisdiction of the Issuing Bank) after the date on which such draft is presented, together with all documents and/or certificates required to be presented in connection therewith under the terms of the applicable Letter of Credit. A Letter of Credit Request may be given to Agent telephonically and, if requested by Agent, with prompt confirmation in writing.


     (E) Payment of Amounts Drawn Under Letters of Credit. In the event of any drawing under any Letter of Credit by the beneficiary thereof, the Issuing Bank shall notify Agent, which shall notify Borrower of such draw, not later than 12:00 Noon, Chicago time, on the Business Day immediately prior to the date on which the Issuing Bank intends to honor such drawing. Borrower shall give notice to be received by Agent and the Issuing Bank not later than 2:00 P.M., Chicago time, on such Business Day if it intends to reimburse the Issuing Bank for the amount of such drawing with funds other than the proceeds of Revolving Loans. Such notice from Borrower shall be irrevocable and, if given, Borrower shall reimburse the Issuing Bank not later than the close of business Chicago time on the day on which such drawing is honored in an amount in immediately available funds equal to the amount of such drawing. If Agent shall not have timely received such notice (i) Borrower shall be deemed to have timely given a Notice of Borrowing to Agent to make a Base Rate Advance on the date on which such drawing is honored in an amount equal to the amount of such drawing and (ii) subject to satisfaction or waiver of the conditions specified in Section 2 hereof and the other terms and conditions of Advances contained herein, Lenders shall, on the date of such drawing, make Revolving Loans in the amount of such drawing, the proceeds of which shall be applied directly by Agent to reimburse the Issuing Bank for the amount of such drawing or payment. If for any reason, proceeds of such Revolving Loans are not received by the Issuing Bank on such date in an amount equal to the amount of such drawing, Borrower shall be obligated to and shall reimburse the Issuing Bank, on the business day (under the laws of the jurisdiction of the Issuing
Bank) immediately following the date of such drawing, in an amount in immediately available funds equal to the excess of the amount of such drawing over the amount of such Revolving Loans, if any, which are so received, plus accrued interest on such amount at the rate set forth in Subsection 2.20(A) hereof for Base Rate Advances on the Revolving Loans.

     (F) Payment by Lenders. In the event that Borrower does not reimburse the Issuing Bank for the full amount of any drawing pursuant to Subsection 2.19(E), unless Agent shall elect to make a Revolving Loan in accordance with Subsection 2.5(B), Agent shall promptly notify each Lender of the unreimbursed amount of such drawing and of such Lender's respective participation therein. Unless Agent shall have so elected, each Lender shall make available to Agent for the benefit of the Issuing Bank an amount equal to such Lender's respective participation in immediately available funds, not later than 2:00 P.M. Chicago time on the business day (under the laws of the jurisdiction of the Issuing Bank) after the date notified by Agent. In addition, in the event that any Lender fails to make available to Agent the amount of any such Lender's participation in such Letter of Credit Obligations as provided in this Subsection 2.19(F), Agent may, but shall not be obligated to, fund the amount of such Defaulting Lender's participation in such Letter of Credit and recover such amount on demand from such Defaulting Lender in accordance with Subsection 2.13(A). In the event that any Lender fails to make available to Agent the amount of such Lender's participation in such Letter of Credit as provided in this Subsection 2.19(F), and Agent does not elect to fund to the Issuing Bank such Defaulting Lender's participation in such Letter of Credit as provided in the immediately preceding sentence, the Issuing Bank shall be entitled to recover such amount on demand from such Lender together with interest at the Federal Funds Rate for the first three Business Days while such amount remains unpaid and thereafter at the Base Rate Agent shall distribute to each Lender which has paid all amounts payable by it under this Subsection 2.19(F) with respect to any Letter of Credit issued by the Issuing Bank such Lender's Revolving Proportionate Share of all payments subsequently received by Agent from Borrower in reimbursement of drawings honored by the Issuing Bank under such Letter of Credit when such payments are received.

     (G) Obligations Absolute. The obligations of Lenders under Subsection 2.19(F) hereof shall be unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Agreement under all circumstances, provided, however, that Lenders shall have no obligation under Subsection 2.19(F) in the event of the Issuing Bank's willful misconduct or gross negligence in determining whether documents presented under the Letter of Credit comply with the terms of such Letter of Credit.

     2.20      Interest, Fees and Expenses.

     (A) Interest. Borrower shall pay to Agent for the account of Lenders interest on the outstanding principal balance of the Revolving Loans and Term Loans and the other Liabilities, other than the outstanding principal amount of LIBOR Rate Advances, at a per annum rate equal to the from time to time Base Rate; provided that the outstanding principal balance of the Revolving Loans shall bear interest at a per annum rate equal to the from time to time Base Rate minus one-quarter of one percent (0.25%). Borrower shall pay to Agent for the account of Lenders interest on the outstanding principal balance of each LIBOR Rate Advance at a per annum rate equal to the LIBOR Rate for the Interest Period applicable to such LIBOR Rate Advance plus (i) the Applicable LIBOR Margin for the Revolving Loans, if such LIBOR Rate Advance comprises a portion of the Revolving Loans, or (ii) the Applicable LIBOR Margin for Term Loans if such LIBOR Rate Advance comprises a portion of the Term Loans, it being expressly understood and agreed that interest shall be computed by charging for the first day in each Interest Period but not for the last day in such Interest Period. Interest in respect of Base Rate Advances shall be payable monthly in arrears not later than the first Business Day of each following month.
Interest in respect of LIBOR Rate Advances shall be payable at the end of the applicable Interest Period, and if the applicable Interest Period is greater than three months at the end of each three-month period following commencement of the Interest Period. All interest and fees provided for hereunder shall be computed on the basis of a 360-day year for the actual number of days elapsed. Following the occurrence of a Default and during the continuance thereof, Borrower shall pay to Agent for the account of Lenders interest from the date of such Default (or, in the event of a Default other than as described in Subsections 9.1(A), (H) or (I) of this Agreement, from the date of notice to such effect to Borrower from Agent) at a rate (the "Post-Default Rate") equal to the rate set forth above for each of the Liabilities or, if higher, the from time to time Base Rate, plus two and one-quarter of one percent (2.25%) per annum on the outstanding principal balance of all of the Liabilities and such interest shall be payable as provided above or, if sooner, on demand.

     (B) Facility Fees. Borrower shall pay to Agent for the account of each Lender a facility fee (the "Facility Fee") on the average daily unused portion of each Lender's Revolving Credit Commitment for each quarter (or portion thereof) from the date of the execution of this Agreement at the rate of one-quarter of one percent (0.25%) per annum, payable quarterly in arrears on the first Business Day of each January, April, July and October, and on the termination of this Agreement, the first such payment to be made on October 1,

1997. The fees provided for in this Subsection 2.20(B) shall be computed on the basis of a 360-day year for the actual number of days elapsed.

     (C) Prepayment Fee; Commitment Reduction Fee. In the event of any payment of any Term Loan prior to the time due under the Notes or hereunder (other than pursuant to Subsection 2.6(D)), then Borrower shall pay to Agent for the account of Lenders, in addition to any other amounts required to be paid under this Agreement, a prepayment fee ("Prepayment Fee") equal to the following percentage of the amount of such payment (except for any portion to be prepaid as a result of the application of Subsection 7.10 or 2.20 (D) ), such fee to be due and payable on the date of the initial application thereof to the Liabilities:


                                                        Applicable
            Period                                   Prepayment Fee

Prior to the second anniversary of                              2.00%
  the Closing Date (the "Second Anniversary")

On or after the Second Anniversary                              1.00%
  but prior to the third anniversary of the Closing Date (the "Third Anniversary")

In the event of any partial or full reduction or termination in the Total Revolving Commitments, then Borrower shall pay to the Agent for the account of the Lenders, in addition to any other amounts required to be paid under this Agreement, a commitment reduction fee ("Commitment Reduction Fee") equal to the following percentage of such reduction, such fee to be due and payable on the effective date of such reduction:

                                                          Applicable
     Period                                             Prepayment Fee

     Prior to the Second Anniversary                         2.00%

     On or after the Second Anniversary                      1.00%
      but prior to the Third Anniversary

     (D) Maximum Lawful Rate. This Agreement and the Revolving Notes are hereby limited by this Subsection 2.20(D). In no contingency, whether by reason of acceleration of the maturity of the amounts due hereunder or otherwise, shall interest and fees contracted for, charged, received, paid or agreed to be paid to Agent or any Lender exceed the maximum amount permissible under applicable law. If, from any circumstance whatsoever, interest and fees would otherwise be payable to Agent or any Lender in excess of the maximum amount permissible under applicable law, the interest and fees shall be reduced to the maximum amount permitted under applicable law. If from any circumstance, Agent or any Lender shall have received anything of value deemed interest by applicable law in excess of the maximum lawful amount, an amount equal to any excess of interest shall be applied to the reduction of the principal amount of the Liabilities and not to the payment of fees or interest, or if such excessive interest exceeds the unpaid balance of the principal amount of Liabilities, such excess shall be refunded to Borrower.


     (E) Early Termination Charge. Subject to the provisions contained in Subsection 2.14, Borrower may terminate this Agreement at any time other than at the end of the Term upon the payment by Borrower to Agent for the account of Lenders (based on their respective Proportionate Shares), in addition to payment of the then outstanding principal and accrued interest and payment and performance of all other Liabilities (including without limitation any fees due under Section 2 hereof and any other fees owed to Agent or Lenders), of a termination charge (the "Termination Charge") in an amount equal to two percent (2.00%) if such termination is made before the Second Anniversary and one percent (1.00%) if such termination occurs on or after the Second Anniversary but prior to the Third Anniversary of the Maximum Facility Amount minus (i) the amount of any payment of the Liabilities on which Borrower has paid a Prepayment Fee, and (ii) the amount of any reduction in the Total Revolving Commitments on which Borrower has paid a Commitment Reduction Fee.

     (F) Reimbursement of Expenses. From and after the Closing Date, Borrower shall promptly reimburse Agent for all reasonable Expenses of Agent as the same are incurred by Agent and upon receipt of invoices therefor and, if requested by Borrower, such reasonable backup materials and information as Borrower shall reasonably request.

     (G)     Letter of Credit Fees.

     (i) Agent, for the ratable benefit of Lenders, shall be entitled to charge to the account of Borrower on the last day of each month, a fee (the "L/C Fee"), in an amount equal to one and one-half of one percent (1.50%) per annum of the average daily outstanding Letter of Credit Obligations for each month (or portion thereof) from the date of the execution of this Agreement, payable monthly in arrears on the first Business Day of each following month. Notwithstanding the foregoing, following the occurrence and during the continuance of a Default (or, in the event of a Default other than as described in Subsections 9.1(A), (H) or (I) of this Agreement, from the date of notice to such effect to Borrower from Agent) shall be payable at a rate equal to the rate at which the L/C Fees are charged pursuant to the immediately preceding sentence, plus two and one-quarter of one percent (2.25%) per annum and shall be payable as provided above or, if sooner, on demand. The L/C Fee shall be computed on the basis of a 360-day year for actual days elapsed.

     (ii) Borrower shall pay the Issuing Bank all of the Issuing Bank's customary charges for out-of-pocket and administrative expenses upon the issuance of any Letter of Credit and for any other out-of-pocket costs, fees and expenses incurred by the Issuing Bank in connection with the application for, issuance of or amendment to any Letter of Credit. Agent shall be entitled to charge to the account of Borrower therefor, together with, as and when incurred by Agent or any Lender, any other charges, fees, costs and expenses charged to Agent or any Lender for Borrower's account by the Issuing Bank (other than any fees charged to Agent or any Lender which would be duplicative of the L/C Fee paid to Agent for the benefit of Lenders) (collectively, including the amounts described in the first sentence of this Subsection 2.20(G)(ii), the "Issuing Bank Fees") in connection with the issuance of any Letters of Credit by the Issuing Bank. Each determination by Agent of L/C Fees, Issuing Bank Fees and other fees under this Subsection 2.20(G) shall be conclusive and binding for all purposes, absent manifest error.


     (H) Additional Fees. In addition, Borrower shall pay to Agent, for its own benefit, the other fees required to be paid in the Fee Letter.

     (I) Authorization to Charge Loan Account. Borrower hereby authorizes Agent to charge Borrower's Loan Account with the amount of all Fees, Expenses and other payments to be paid hereunder, under the Fee Letter and under the other Financing Agreements as and when such payments become due. Borrower confirms that any charges which Agent may so make to Borrower's Loan Account as herein provided will be made as an accommodation to Borrower and solely at Agent's discretion. Agent may in its sole discretion elect to bill Borrower for such amounts in which case such amounts shall be immediately due and payable with interest as provided herein.


     (J) Indemnification in Certain Events. If after the date of this Agreement, either (i) any change in or in the interpretation of any law or regulation is introduced, including, without limitation, with respect to reserve requirements, applicable to Agent, any Lender, the Issuing Bank or any Lending Affiliate or (ii) Agent, any Lender, the Issuing Bank or any Lending Affiliate complies with any future guideline or request from any central bank or other Governmental Authority or (iii) Agent, any Lender, the Issuing Bank or any Lending Affiliate determines that the adoption after the date of this Agreement of any applicable law, rule or regulation regarding capital adequacy, or any change therein after the date of this Agreement, or any change after the date of this Agreement in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof has or would have the effect described below, or Agent, any Lender, the Issuing Bank or any Lending Affiliate complies with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, and in the case of any event set forth in this clause (iii), such adoption, change or compliance has or would have the direct or indirect effect of reducing the rate of return on Agent's, any Lender's, the Issuing Bank's or any Lending Affiliate's capital as a consequence of its obligations hereunder to a level below that which Agent, such Lender, the Issuing Bank, or any Lending Affiliate could have achieved but for such adoption, change or compliance (taking into consideration Agent's, such Lender's, the Issuing Bank's or the Lending Affiliate's policies as the case may be with respect to capital adequacy) by an amount deemed by Agent, such Lender, the Issuing Bank or the Lending Affiliate to be material, and any of the foregoing events described in clauses (i), (ii) or (iii) increases the cost to Agent, the Issuing Bank, any Lender or any Lending Affiliate of (A) funding or maintaining any of the Total Revolving Commitments, or (B) issuing, making or maintaining any Letter of Credit or of purchasing or maintaining any participation therein, or reduces the amount receivable in respect thereof by Agent, the Issuing Bank, any Lender or any Lending Affiliate, then Borrower shall upon demand by Agent, pay to Agent, for the account of Agent, each applicable Lender or, as applicable, the Issuing Bank or Lending Affiliate, additional amounts sufficient to indemnify Agent, Lenders, the Issuing Bank or the Lending Affiliate against such increase in cost or reduction in amount receivable. A certificate as to the amount of such increased cost and setting forth in reasonable detail the calculation thereof shall be submitted to Borrower by Agent, or the applicable Lender, Issuing Bank or Lending Affiliate, and shall be conclusive absent manifest error. The obligations of Borrower under this Subsection 2.20(J) shall survive payment of the Liabilities and termination of this Agreement.

     (K) Audit Fees. Borrower shall pay to Agent, on the last day of each calendar month during which an audit, inventory analysis or other business analysis is performed by or for the benefit of Agent, or, if earlier, upon the completion of such audit or analysis, an audit fee in an amount equal to $500.00 per day for each Person employed to perform such audit or analysis, which Person may be an employee of Agent or an independent contractor; plus all reasonable out-of-pocket costs or expenses incurred by Agent in the performance of such audit or analysis; provided that Borrower shall not be obligated to reimburse Agent for more than one such audit per calendar year per location of Borrower (the "Annual Field Examination"), except that such provision shall not apply to audits performed at any time when a Default or Event of Default has occurred and is continuing or when the most recent Collateral Report received by Agent shows Excess Availability to be less than $10,000,000, which shall be subject to reimbursement in addition to the Annual Field Examination.

     3.     REPORTING AND ELIGIBILITY REQUIREMENTS.

     3.1     Monthly Reports and Intra-Monthly Reports.

     (a) Monthly Reports. Borrower shall submit to Agent, not later than the twentieth (20th) day of each fiscal month, a monthly report (the "Monthly Report"), accompanied by a certificate in the form attached hereto as Exhibit G, which shall be signed by an Authorized Officer. The Monthly Report shall include, as of the last Business Day of the preceding fiscal month:

     (i) an aged trial balance of Borrower's Accounts ("Accounts Trial Balance") prepared in a manner reasonably acceptable to Agent and separately identifying each Account Debtor on a bill-and-hold basis;

     (ii) a schedule of Inventory owned by Borrower and in Borrower's possession or otherwise, by location, valued at the lesser of cost, determined on an average cost basis, or market, and adjusted for such reserves as Agent has previously indicated to Borrower are deemed by Agent to be appropriate in its sole determination made in Good Faith;

     (iii) an aged trial balance of Borrower's accounts payable prepared in a manner reasonably acceptable to Agent and showing the name of each party to whom a payable is due and the amounts, including an aging thereof, in such form as Agent may reasonably request;

     (iv) a reconciliation of Borrower's Accounts and Inventory between the amount shown on Borrower's books and Borrower's collateral reports delivered to Agent in the form of Exhibit H and Exhibit I attached hereto, respectively;

     (v) the outstanding principal balance of the Liabilities (other than the Term Loan and Borrower's reimbursement obligations with respect to then outstanding Letters of Credit) and the aggregate undrawn face amount of all Letters of Credit outstanding;

     (vi) a statement that there exists no Default or Event of Default, or, if any Default or Event of Default exists, a specific description of the nature and the period of existence thereof and the action Borrower has taken and proposes to take with respect thereto;

     (vii) a statement that no Equipment has been sold, damaged, destroyed, abandoned, become obsolete or has otherwise diminished in value (except for (a) ordinary depreciation and wear and tear and (b) damage to, or the destruction, retirement or sale of, Equipment to the extent permitted to be made without Lenders' consent pursuant to Subsection 8.17 hereof), since the later of the date of the last Monthly Report or the schedule of Equipment most recently delivered to Agent by Borrower or, if any such events have occurred, describing the same with such specificity as is satisfactory to Agent; and

     (viii)     such other information Agent shall reasonably require.

     (b)     Collateral Reports.

     In addition, Borrower shall provide Agent with a written report (the "Collateral Report") within five (5) Business Days of the end of each month (provided that, at any time when Excess Availability is less than $10,000,000 (as shown on the most recent Monthly Report or Collateral Report), Borrower shall, if requested by the Agent, furnish a Collateral Report on a weekly basis) substantially in the form attached hereto as Schedule 3.1(b), describing or including, in a form and with such specificity as is reasonably satisfactory to Agent:

     (i) all Eligible Accounts created or acquired by Borrower subsequent to the immediately preceding Collateral Report and specifically identifying those Accounts and Account Debtors on a bill-and-hold basis and describing agreements of Borrower with such Account Debtors (using, for purposes of determining whether an Account is an Eligible Account, the criteria set forth in Subsection 3.2 hereof and such other criteria as Agent has previously indicated to Borrower are deemed by Agent to be appropriate in its sole determination made in Good Faith); together with copies of any other reports or information, in a form and with such specificity as is reasonably satisfactory to Agent, concerning Accounts included, described or referred to in the Collateral Reports and any other documents in connection therewith requested by Agent, including, without limitation, but only if specifically requested by Agent, copies of all invoices and bills of lading prepared in connection with such Accounts;

     (ii) if requested by Agent, information in connection with (a) any Account which has ceased to be an Eligible Account since the most recent Collateral Report and (b) any other Account with respect to which any setoff, counterclaim or dispute has been asserted by any Account Debtor or any allegation of delayed performance or nonperformance has been made by any Account Debtor accompanied by a statement of any modification, adjustment or compromise with respect to any such Account which affects the amount due or the time when payment of such Account is to be made;

     (iii) information on all amounts collected by Borrower on Accounts subsequent to the immediately preceding Collateral Report;

     (iv) a calculation of Borrower's Current Asset Base, including information on all material claims against Borrower; and

     (v) such additional information as Agent shall reasonably require, including, if requested by Agent, an itemized statement of the amount of Third Party Goods.

Borrower shall furnish each Lender with a copy of each Collateral Report, but without exhibits.


     3.2 Eligible Accounts. Agent shall have the sole right, in its discretion exercised in Good Faith, to determine which Accounts are eligible (the "Eligible Accounts"). Without limiting Agent's discretion, the following Accounts shall not be Eligible Accounts: (i) Accounts which remain unpaid (X) ninety (90) days after the original date of the applicable invoice, provided that this clause (X) shall only apply to Accounts which are initially provided to be due in 59 or fewer days from the date of invoice, and (Y) the earlier of
(I) one hundred and twenty (120) days after the original date of the applicable invoice or (II) thirty-one (31) days after the original date on which any such Account was due and payable, provided that this clause (Y) shall only apply to Accounts which are initially provided to be due by their terms in 60 or more days from the date of invoice; (ii) all Accounts owing by a single Account Debtor, including a currently scheduled Account, if twenty-five percent (25%) or more of the balance owing by such Account Debtor to Borrower is not an Eligible Account as a result of the application of the provisions of the preceding clause (i); (iii) Accounts with respect to which the Account Debtor is a director, officer, employee, Subsidiary or Affiliate of Borrower; (iv) Accounts with respect to which the Account Debtor is the United States of America or any department, agency or instrumentality thereof, unless with respect to any such Account, Borrower has complied to Agent's satisfaction with the provisions of the Federal Assignment of Claims Act of 1940, including, without limitation, executing and delivering to Agent all statements of assignment and/or notification which are in form and substance acceptable to Agent and which are deemed necessary by Agent to effectuate the assignment to Agent of such Accounts; (v) Accounts with respect to which the Account Debtor is not a resident of the United States or the provinces of Canada that, on the date hereof, have adopted the Personal Property Security Act, unless the Account Debtor has supplied Borrower with an irrevocable letter of credit, issued by a financial institution satisfactory to Agent, sufficient to cover such Account and in form and substance satisfactory to Agent, or unless Agent shall otherwise consent to the inclusion of such Account as an Eligible Account; (vi) Accounts with respect to which the Account Debtor has asserted a counterclaim or has a right of setoff; (vii) Accounts for which the prospect of payment or performance by the Account Debtor is or may be impaired as determined by Agent in its sole discretion exercised in Good Faith; (viii) Accounts with respect to which Agent does not have a first and valid fully perfected security interest; (ix) Accounts with respect to which the Account Debtor is the subject of bankruptcy or a similar insolvency proceeding or has made an assignment for the benefit of creditors or whose assets have been conveyed to a receiver or trustee; (x) Accounts with respect to which the Account Debtor's obligation to pay the Account is conditional upon the Account Debtor's approval or is otherwise subject to any repurchase obligation or return right, as with sales made on a bill-and-hold (except to the extent the provisions of Subsection 3.13 are fully complied with, but only to the extent that the aggregate amount of Accounts arising from sales on a bill-and-hold basis does not at any time exceed $500,000, or such greater amount to which Agent may consent in its sole discretion), guaranteed sale, sale-or-return, sale on approval or consignment basis; (xi) Accounts to the extent that the Account Debtor's indebtedness to Borrower exceeds a credit limit determined by Agent in Agent's sole discretion exercised in Good Faith; (xii) Accounts with respect to which the Account Debtor is located in Indiana, Minnesota, New Jersey or Tennessee unless at the time the Account was created Borrower (A) was qualified to do business in such state as a foreign corporation and is in good standing as a foreign corporation in each such state or (B) has filed a notice of business activities report or comparable required report with the appropriate state authorities of such state. In the event that a previously scheduled Eligible Account ceases to be an Eligible Account under the above described criteria, Borrower shall notify Agent thereof immediately after Borrower has obtained knowledge thereof.


     3.3 Account Warranties. With respect to Accounts scheduled, listed or referred to on Borrower's initial Accounts Trial Balance or on any subsequent Accounts Trial Balance, Borrower warrants and represents to Agent and Lenders that: (i) they are genuine, are in all respects what they purport to be, and are not evidenced by a judgment; (ii) they represent undisputed, bona fide transactions the performance of which has been completed by Borrower in accordance with the terms and provisions contained in the documents delivered to Agent and Lenders with respect thereto; (iii) the amounts shown on the respective Accounts Trial Balance, Borrower's books and records and all invoices and statements which may be delivered to Agent with respect thereto are actually and absolutely owing to Borrower and are not in any way contingent; (iv) no payments have been or shall be made thereon except payments immediately delivered to Agent pursuant to this Agreement; (v) to the best of Borrower's knowledge, there are no setoffs, counterclaims or disputes and Borrower has not made any agreement with any Account Debtor for any deduction therefrom except a discount or allowance allowed by Borrower in the ordinary course of its business for prompt payment; (vi) to the best of Borrower's knowledge, there are no facts, events or occurrences known to Borrower which in any way impair the validity or enforcement thereof or tend to reduce the amount payable thereunder as shown on the Accounts Trial Balance, Borrower's books and records and all invoices and statements delivered to Agent with respect thereto; (vii) to Borrower's knowledge, all Account Debtors have the capacity to contract and are solvent; (viii) the services furnished and/or goods sold giving rise thereto are not subject to any lien, claim, encumbrance or security interest except that of Agent and except as specifically permitted below; (ix) Borrower has no knowledge of any fact or circumstance which would tend to impair the validity or collectibility thereof; and (x) to Borrower's knowledge, there are no proceedings or actions which are threatened or pending against any Account Debtor which might result in any material adverse change in such Account Debtor's financial condition. Borrower agrees to notify Agent with respect to any Accounts scheduled on Borrower's Account Trial Balance with respect to which the warranties in this Subsection 3.3 are not true.

     3.4 Verification of Accounts. Agent shall have the right, at any time or times hereafter, in Agent's name or in the name of a nominee of Agent, to verify the validity, amount or any other matter relating to any Accounts, by mail, telephone, telegraph or otherwise.

     3.5 Account Covenants. Borrower shall promptly upon Borrower's learning thereof: (i) inform Agent in writing of any material delay in Borrower's performance of any of its obligations to any Account Debtor or of any assertion of any claims, setoff or counterclaims by any Account
Debtor (provided, however, that Borrower shall not be deemed to be in breach of this clause (i) unless the aggregate amount of Accounts as to which Borrower has failed to inform Agent as required above exceeds $100,000); (ii) furnish to and inform Agent of all material adverse information of which Borrower obtains knowledge relating to the financial condition of any Person who is then an Account Debtor as to open Accounts with a face amount, in the aggregate, in excess of $100,000; and (iii) notify Agent in writing if any of its then existing Accounts previously scheduled to Agent with respect to which Agent or any Lender has made an advance are no longer Eligible Accounts.


     3.6 Collection of Accounts and Payments. Borrower shall establish lock box accounts ("Lock Box Accounts") in, and blocked accounts (the "Blocked Accounts") with, ANB or such banks as are acceptable to Agent (collectively, the "Collecting Banks") to which all Account Debtors shall directly remit all payments on Accounts and in which Borrower will immediately deposit all cash and other payments made for Inventory and other payments constituting proceeds of its Collateral in the identical form in which such payment was made, whether by cash or check. The Collecting Banks shall acknowledge and agree, in a manner satisfactory to Agent, that all payments made to the Blocked Accounts are the sole and exclusive property of Agent, that the Collecting Banks have no right to setoff against the Blocked Accounts and that the Collecting Banks will transfer (i) by wire transfer of immediately available funds, (ii) by acceptance of an Automated Clearing House ("ACH") debit or (iii) by any other method of transfer of immediately available funds in a manner satisfactory to Agent, funds deposited into the Blocked Accounts to Agent on a daily basis or, in the case of ACH debits, as presented for acceptance. Borrower hereby agrees that all payments made to its respective Lock Box Accounts, the Blocked Accounts or otherwise received by the Collecting Banks or Agent, whether on the Accounts or as proceeds of other Collateral or otherwise will be the sole and exclusive property of Agent and will be applied on account of Borrower's Liabilities as follows: (i) when collected, for collection of checks and other instruments (including automatic clearing house electronic funds transfers and depository transfer checks) received by Agent at its offices in Chicago, Illinois, Agent will credit (conditional upon final collection) all such payments to Borrower's Loan Account and (ii) all cash payments received by Agent at its offices in Chicago, Illinois, including, without limitation, payments made by wire transfer of immediately available funds received by Agent in time for posting to the account of Agent on the date received, will be credited to Borrower's Loan Account immediately upon receipt. Application on account of the Liabilities constituting the Term Loan or the Revolving Loan shall be made by Agent (i) first to all Base Rate Advances and (ii) only when no Base Rate Advances are outstanding to LIBOR Rate Advances; provided, however, in lieu of applying amounts to LIBOR Rate Advances, Agent may in its discretion release the available balances in Borrower's Blocked Account to Borrower or if deemed necessary by Agent retain such balances as cash collateral for the Liabilities. Borrower and all of its Affiliates, Subsidiaries, shareholders, directors, officers, employees, agents or those Persons acting for or in concert with Borrower shall, acting as trustee for Agent, receive, as the sole and exclusive property of Agent, any monies, checks, notes, drafts or any other payment relating to and/or proceeds of Borrower's Accounts or the other Collateral which come into the possession or under the control of Borrower or any of its Affiliates, Subsidiaries, shareholders, directors, officers, employees, agents or those Persons acting for or in concert with Borrower and immediately upon receipt thereof, Borrower shall remit the same or cause the same to be remitted, in kind, to Agent, at Agent's address set forth below. Borrower agrees to pay to Agent any and all reasonable fees, costs and expenses which Agent incurs in connection with opening and maintaining Borrower's Lock Box Accounts and Blocked Accounts and depositing for collection by Agent any check or item of payment received and/or delivered to any Collecting Bank or Agent, respectively, on account of the Liabilities and Borrower further agrees to reimburse Agent for (i) any claims asserted by the Collecting Banks in connection with Borrower's Lock Box Accounts and Blocked Accounts or any returned or uncollected checks received by the Collecting Banks and (ii) any amounts paid to any Collecting Bank arising out of Agent's indemnification of such Collecting Bank against damages incurred by the Collecting Bank in the operation of Borrower's Lock Box Accounts and Blocked Accounts.


     3.7 Appointment of Agent as Borrower's Attorney-in-Fact. Borrower hereby irrevocably designates, makes, constitutes and appoints Agent (and all persons designated by Agent) as Borrower's true and lawful attorney-in-fact, and authorizes Agent, in Borrower's or Agent's name, at any time and from time to time to: (i) demand payment of Borrower's Accounts; (ii) enforce payment of such Accounts by legal proceedings or otherwise; (iii) exercise all of Borrower's rights and remedies with respect to proceedings brought to collect any Account; (iv) sell or assign any of Borrower's Accounts upon such terms, for such amount and at such time or times as Agent deems advisable; (v) settle, adjust, compromise, extend or renew any of Borrower's Accounts; (vi) discharge and release any of Borrower's Accounts; (vii) take control in any manner of any item of payment or proceeds thereof; (viii) prepare, file and sign Borrower's name on any proof of claim in bankruptcy or other similar document against an Account Debtor of Borrower; (ix) endorse Borrower's name upon any items of payment or proceeds thereof and deposit the same in Agent's account for application by Agent to such Liabilities; (x) endorse Borrower's name upon any chattel paper, document, instrument, invoice, or similar document or agreement relating to any of Borrower's Accounts or any goods pertaining thereto; (xi) sign Borrower's name on any verification of its Accounts and notices thereof to Borrower's Account Debtors; (xii) notify the post office authorities to change the address for delivery of Borrower's mail to an address designated by Agent, have access to any lock box or postal box into which any of the Borrower's mail is deposited, and open and deal with all mail addressed to Borrower; and
(xiii) do all acts and things which are necessary, in Agent's sole discretion, to fulfill Borrower's obligations under this Agreement; provided, however, that Agent shall not be authorized to take any such action described in clauses
(i)-(vi), (viii), (x), (xi), (xii) or (xiii) until after the occurrence of a Default (provided that in the case of clause (xiii) Agent may take such action after the occurrence of an Event of Default).

     3.8 Instruments and Chattel Paper. Immediately upon Borrower's receipt thereof, Borrower shall deliver or cause to be delivered to Agent, with appropriate endorsement and assignment to vest title and possession in Agent, with full recourse to Borrower, all chattel paper and instruments which Borrower now owns or may at any time or times hereafter acquire.

     3.9 Notice to Account Debtors. Agent may, in its sole discretion, at any time or times following the occurrence of a Default, and without prior notice to Borrower, notify any or all Account Debtors that the Accounts have been assigned to Agent and that Agent has a security interest therein. Agent may direct any or all Account Debtors to make all payments upon the Accounts directly to Agent. Agent shall furnish Borrower with a copy of such notice.


     3.10 Eligible Inventory; Valuation of Eligible Inventory. Agent shall have the sole right in its discretion exercised in Good Faith to determine which Inventory is eligible (the "Eligible Inventory"). Without limiting Agent's discretion, the following Inventory shall not be Eligible Inventory:
(i) Inventory which is obsolete, not in good condition, or not either currently usable or currently salable in the ordinary course of Borrower's business; (ii) Inventory which Agent determines, in Agent's sole discretion exercised in Good Faith and in accordance with Agent's customary business practices, to be unacceptable due to age, type, category and/or quantity and such Inventory shall include, but not be limited to, supplies; (iii) Inventory which is not subject to internal control and management procedures acceptable to Agent substantially similar to the controls now in place, in Agent's sole discretion exercised in Good Faith; (iv) Inventory with respect to which Agent does not have a first and valid fully perfected security interest; (v) Inventory which is stored or placed with a bailee, consignee, warehouseman, supplier, lessor, processor or similar party except as to Inventory at any time stored with warehousemen or in the possession of processors who have entered into an agreement with Agent in form and substance satisfactory to Agent ("Inventory Letters"); (vi) Inventory delivered to Borrower on consignment; (vii) any goods sold or subject to a sale on a bill-and-hold basis; and (viii) Inventory which is not located at one of the locations designated on Schedule 6.5 hereto. Notwithstanding the foregoing or anything in Subsection 2.3 to the contrary, the aggregate amount of Inventory deemed to be Eligible Inventory shall not at any time exceed an amount equal to the quotient determined by dividing (a) 200% of Borrower's cost of goods sold, on an average cost basis, for the most recent six (6) months for which Lenders have received the financial statements required to be furnished by Borrower pursuant to Subsection 7.1(A) hereof, by
(b) 5. In the event that previously scheduled Inventory ceases to be Eligible Inventory under the above-described criteria, Borrower shall notify Agent thereof immediately after Borrower has obtained knowledge thereof.

     3.11 Inventory Warranties. With respect to Inventory scheduled, listed or referred to in any Monthly Report or Collateral Report, Borrower warrants that (i) it is located at one of the premises listed on Schedule
6.5 and is not in transit; (ii) it is located at the location shown thereon for it; (iii) it is not subject to any lien or security interest whatsoever except for the security interest granted to Agent hereunder and except as specifically permitted in Subsection 8.1 below; and (iv) to the best of Borrower's knowledge, it is of good and merchantable quality, free from any defects which would affect the market value of such Inventory. Borrower agrees to notify Agent with respect to any of its Inventory with respect to which the warranties in this Subsection 3.11 are not true and which Borrower, therefore, does not want Agent to consider as Eligible Inventory.

     3.12 Inventory Records. Borrower shall at all times hereafter maintain a perpetual inventory of items included in Inventory (adjusted as of the end of each month to include costs), keeping correct and accurate records itemizing and describing the kind, type, quality and quantity of Inventory, Eligible Inventory, and Borrower's cost therefor and daily withdrawals therefrom and additions thereto, all of which records shall be available during Borrower's usual business hours at the request of any of Agent's officers, employees or agents. Borrower shall continue to make cycle counts and other physical counts of Inventory substantially in accordance with its current practices and as may be required by its independent public accountants and by good accounting practices (and, following the occurrence of an Event of Default or a Default, Borrower shall make such additional counts as may be reasonably requested by Agent) and, upon Agent's request, promptly following any such counts of Inventory shall supply Agent with a report in a form and with such specificity as may be reasonably satisfactory to Agent concerning such physical count of the Inventory.


     3.13 Safekeeping of Inventory and Inventory Covenants. Neither Agent nor any Lender shall be responsible for: (i) the safekeeping of the Inventory;
(ii) any loss of or damage to the Inventory; (iii) any diminution in the value of the Inventory; or (iv) any act or default of any carrier, warehouseman, bailee, forwarding agency or any other Person. All risk of loss, damage, destruction or diminution in value of the Inventory shall be borne by Borrower. Except as expressly set forth in this Agreement, no Inventory shall, without Agent's prior written consent, be at any time or times hereafter stored with a bailee, warehouseman, consignee or similar third party. Borrower shall not sell any of its Inventory on a bill-and-hold, guaranteed sale, sale-or-return, sale on approval or consignment basis or any other basis subject to a repurchase obligation or return right, except that Borrower may sell
Inventory on a bill-and-hold basis to the Persons set forth on Schedule 3.13 and such additional Persons as Borrower may advise Agent of in the Weekly Report (provided that Borrower shall have provided Agent an accurate description of the arrangements and agreements (if not reduced to writing) and true, correct and complete copies of all written agreements, instruments and documents with respect to its bill-and-hold arrangements with such Persons).

If Borrower sells any of its Inventory on a bill-and-hold basis such that it would cause the aggregate outstanding amount of all Accounts arising therefrom to exceed at any time $500,000 with respect to all such Account Debtors, such amounts in excess of $500,000 shall not constitute Eligible Accounts unless otherwise consented to by Agent. No Inventory shall be at any time or times hereafter stored with a bailee, warehouseman, consignee or similar third party unless Borrower first (i) obtains Agent's written consent as to the identity of such third party, and (ii) furnishes to Agent such agreements, instruments and documents as Agent shall in its sole discretion specify with respect to such stored Inventory, except as specifically described on Schedule 3.13 (B) with respect to Inventory maintained with processors.

     3.14 Equipment Warranties. With respect to all Equipment listed, scheduled or described by Borrower in a report to Agent as Equipment of Borrower or in any equipment listing or inventory of Borrower provided to Agent, Borrower warrants that (i) it is owned by Borrower, Borrower has the right to subject the same to a security interest in favor of Agent, and it is located on premises listed on Schedule 6.5; (ii) it is not subject to any lien or security interest whatsoever except for the security interest granted to Agent hereunder and except as specifically permitted by Subsection 8.1 below; and (iii) it is in good condition and repair and is currently used or usable in Borrower's business.

     3.15 Equipment Records. Borrower shall at all times hereafter keep correct and accurate records itemizing and describing the kind, type, age and condition of Equipment, Borrower's cost therefor and accumulated depreciation thereof; and retirements, sales or other dispositions thereof, all of which records shall be available during Borrower's usual business hours on demand to any of the officers, employees or agents of Agent. All Equipment is and shall be kept at the locations specified on Schedule 6.5.


     3.16 Safekeeping of Equipment. Neither Agent nor any Lender shall be responsible for: (i) the safekeeping of the Equipment; (ii) any loss or damage to the Equipment; (iii) any diminution in the value of the Equipment; or (iv) any act or default of any repairmen, bailee or any other Person with respect to the Equipment. All risk of loss, damage, destruction or diminution in value of the Equipment shall be borne by Borrower.

     3.17 Third Party Goods. Borrower shall not hold or accept any Third Party Goods, whether on a consignment basis or otherwise, except (a) from a

Person listed on Schedule 3.17 attached hereto or such other Person consented to by Agent, provided that, with respect to any such Person, Agent has (i) been furnished with an accurate description of the arrangements and agreements (if not reduced to writing) with respect to such Third Party Goods, together with true, correct and complete copies of any written instruments, documents or agreements with respect thereto and (ii) received an executed intercreditor agreement from such Person in form and substance satisfactory to Agent, (b) for tolling of Third Party Goods to the extent permitted by Subsection 8.18 hereof and (c) bill-and-hold arrangements permitted by Subsection 3.13 hereof. If any of the arrangements or instruments, documents or agreements referred to in this Subsection 3.17 are amended, modified or supplemented, Borrower promptly shall provide Agent with notice thereof and copies of such amendment, modification or supplement. Schedule 3.17 attached hereto sets forth a complete listing of all Persons now having an interest in any Third Party Goods. Borrower shall take such action as Agent may from time to time require to assure Agent that no Person storing any Third Party Goods with Borrower has any interest in the Collateral. The aggregate value of all Third Party Goods, other than goods subject to bill-and-hold arrangements to the extent permitted hereby, shall not at any time exceed $10,000,000 without Agent's consent.

     4.     CONDITIONS OF LOANS, ADVANCES AND LETTER OF CREDIT .

     4.1     Conditions to Initial Loans and Letters of Credit.
Notwithstanding any other provision of this Agreement, the obligation of each Lender to make the initial Loans on the Closing Date, the obligation of Agent to request the Issuing Bank to issue Letters of Credit hereunder on the Closing Date and the obligation of the Issuing Bank to issue any Letter of Credit on the Closing Date are subject to the satisfaction of, or waiver of, immediately prior to or concurrently with the making of such Loans or issuance of such Letters of Credit on the Closing Date, the conditions precedent set forth on Exhibit F.


     4.2 Conditions to Each Term Loan, Revolving Loan, Advance and Letter of Credit. Notwithstanding any other provision contained in this Agreement, the making of any Term Loan and Revolving Loan and the issuance of any Letter of Credit under this Agreement, including without limitation the continuation of any LIBOR Rate Advance from one Interest Period to another or conversion of one Type of Advance to another Type of Advance, shall be conditioned upon receipt by Agent of all notices and other communications required under Subsection 2.4 and upon the satisfaction of the following, in each case to the satisfaction of Agent, both before and after giving effect thereto and to the application of the proceeds therefrom (and each request for the borrowing of a Term Loan or Revolving Loan or request for a Letter of Credit, as the case may be, and the continuation of any LIBOR Rate Advance from one Interest Period to another or conversion of one Type of Advance to another Type of Advance, and the acceptance by Borrower of the proceeds of such Term Loan, Revolving Loan or Advance or issuance of such Letter of Credit, shall constitute a representation and warranty by Borrower that on the date of such Loan or Advance or issuance of such Letter of Credit before and after giving effect thereto and to the application of the proceeds therefrom, the following such statements are true); provided, however, that the following shall not apply to a conversion of a LIBOR Rate Advance to a Base Rate Advance:

     (A) Letters of Credit. With respect to the issuance of any Letter of Credit, none of the events set forth in Subsection 2.19(A) hereof which would prohibit Agent from requesting the Issuing Bank to issue a Letter of Credit has occurred and is continuing or would result from the issuance of such Letter of Credit.

     (B) Material Adverse Change. No material adverse change, as determined by Agent in its sole discretion exercised in Good Faith, in the business, operations, condition (financial or otherwise), properties or prospects of Borrower shall have occurred (i) at any time or times subsequent to the most recent annual financial statements provided pursuant to Subsection 7.1(B) hereof, and (ii) prior to the receipt of the first of such statements, at any time subsequent to July 31, 1996.

     (C) No Default. There shall not have occurred any Default or Event of Default which is then continuing, nor shall any such Default or Event of Default occur after giving effect to the Loan, Advance or Letter of Credit as the case may be.

     (D) Representations and Warranties True and Correct. The representations and warranties of Borrower contained in this Agreement and the other Financing Agreements shall be true and correct in all material respects on and as of the date of any Loan, Advance or Letter of Credit as though made on and as of such date other than any such representations or warranties that by their terms, refer to a specific date.

     (E) Other Requirements. Agent shall have received, in form and substance reasonably satisfactory to Agent, all drafts, certificates, orders, authorities, consents, opinions, affidavits, applications, schedules, instruments, security agreements, financing statements, mortgages and other documents which are provided for hereunder or under the other Financing Agreements, or which Agent may at any time reasonably request, including without limitation all documents required to be delivered to Agent under Subsections 5.2 and 7.1, and all Monthly Reports and Collateral Reports required as set forth in Subsection 3.1 hereof.

     5.     COLLATERAL.


     5.1 Security Interest. To secure payment and performance of the Liabilities, Borrower hereby grants to Agent, for the benefit of Agent, Lenders and the Issuing Bank, a right of setoff against and a continuing security interest in and to all of the personal property and fixtures, and interests in personal property and fixtures, of Borrower, whether now owned or hereafter acquired by Borrower and wheresoever located, including without limitation: (i) Accounts, contract rights, General Intangibles, investment property, tax refunds, chattel paper, instruments, notes, letters of credit, documents, and documents of title; (ii) Inventory; (iii) Equipment; (iv) Borrower's deposit accounts (general or special) with and credits and other claims against Agent or any Lender, or any other financial institution with which Borrower maintains deposits; (v) Borrower's monies, and any and all other property and interests in property of Borrower now or hereafter coming into the actual possession, custody or control of Agent or any Lender or any agent or affiliate of Agent or any Lender in any way or for any purpose (whether for safekeeping, deposit, custody, pledge, transmission, collection or otherwise); (vi) insurance proceeds of or relating to any of the foregoing; (vii) insurance proceeds relating to any key man life insurance policy covering the life of any director, officer, employee or former director, officer or employee of Borrower; (viii) insurance proceeds relating to business interruption insurance; (ix) books and records relating to any of the foregoing; and (x) all accessions and additions to, substitutions for, and replacements, products and proceeds, of any of the foregoing.

     5.2     Preservation of Collateral and Perfection of Security
Interests Therein. Borrower shall execute and deliver to Agent, concurrently with the execution of this Agreement, and at any time or times hereafter at the request of Agent, all financing statements, instruments or other documents
(and pay the cost of filing or recording the same in all public offices reasonably deemed necessary by Agent), as Agent may request, in a form reasonably satisfactory to Agent, to perfect and keep perfected the security interest and Liens in the Collateral granted by Borrower to Agent for the benefit of Agent, Lenders and the Issuing Bank, or to otherwise protect and preserve the Collateral and Agent's security interest and Liens therein or to enforce Agent's security interests and Liens in the Collateral. Should Borrower fail to do so, Agent is authorized to sign any such financing statements as Borrower's agent. Borrower further agrees that a carbon, photographic, photostatic or other reproduction of this Agreement or of a financing statement is sufficient as a financing statement.

     5.3 Loss of Value of Collateral. Borrower shall immediately notify Agent of any loss or damage or destruction (other than ordinary wear and tear), in excess of $100,000 in the aggregate in the value of the Collateral in any Fiscal Year, other than loss or depreciation occurring in the ordinary course of business.


     5.4 Setoff. Borrower agrees that Agent, each Lender and the Issuing Bank has all rights of setoff and banker's lien provided by applicable law and, in addition thereto, Borrower agrees that (in addition to Agent's rights with respect to proceeds of Collateral) at any time (a) any amount owing by it under this Agreement or any other Financing Agreement is then due or (b) any Default exists, Agent, each Lender and the Issuing Bank may apply to the payment of the Liabilities, any and all balances, credits, deposits, accounts or moneys of Borrower then or thereafter with Agent, such Lenders or Issuing Bank. Without limitation of the foregoing and in addition to Agent's rights with respect to the proceeds of the Collateral, Borrower agrees that upon and after the occurrence of a Default, Agent, each Lender and the Issuing Bank and each of their respective branches and offices is hereby authorized, at any time and from time to time, without notice, (i) to setoff against, and to appropriate and apply to the payment of, the Liabilities (whether matured or unmatured, fixed or contingent or liquidated or unliquidated) any and all amounts owing by Agent, any such Lender or Issuing Bank or any such office or branch to Borrower (whether matured or unmatured, and, in the case of deposits, whether general or special, time or demand and however evidenced) and (ii) pending any such action, to the extent necessary, to hold such amounts as collateral to secure such Liabilities and to return as unpaid for insufficient funds any and all checks and other items drawn against any deposits so held as Agent, such Lender or Issuing Bank may elect in its sole discretion. Each Lender or Issuing Bank exercising such rights shall notify Agent thereof and any amount received as a result of the exercise of such rights shall be reallocated among Agent, Lenders, and the Issuing Bank as set forth in Subsection 2.12 hereof.

     5.5 Cash Collateral. In the event that the Issuing Bank has issued any Letter of Credit, at any time after (i) the occurrence of a Default, (ii) demand by Agent for payment of the Liabilities as provided in Subsection 9.1 hereof, (iii) there exists no unpaid principal balance of the Liabilities, (iv) this Agreement shall terminate for any reason pursuant to Subsection 2.14 hereof, (v) the amount of (a) the aggregate outstanding principal balance of the Revolving Loan plus the aggregate undrawn face amount of Letters of Credit outstanding shall exceed the amount of (b) the Current Asset Base plus the sum of the undrawn face amount of any Letters of Credit outstanding, or (vi) termination of the Revolving Credit Commitments, Agent may request of Borrower, and Borrower thereupon shall deliver to Agent, cash collateral for any Letter of Credit. If Borrower fails to deliver such cash collateral to Agent promptly upon Agent's request therefor, Agent may, without limiting Agent's rights or remedies arising from such failure to deliver cash, retain, as cash collateral, cash proceeds of the Collateral in an amount equal to the aggregate undrawn face amount of all Letters of Credit then outstanding. Agent may at any time apply any or all of such cash and cash collateral to the payment of any or all of the Liabilities, including, without limitation, to the payment of any or all of Borrower's reimbursement obligations with respect to any Letter of Credit or any other Letter of Credit Obligations. Pending such application, Agent may (but shall not be obligated to) (i) invest the same in a savings account, under which deposits are available for immediate withdrawal, with ANB or such other bank as Agent may, in its sole discretion select, or (ii) hold the same as a credit balance in an account with ANB in Borrower's name. Interest payable on any such savings account described in the foregoing sentence shall be collected by Agent and shall be paid to Borrower as it is received by Agent less any fees or other amounts owing by Borrower to the Issuing Bank, Agent and any Lender with respect to any Letter of Credit and less any amounts necessary to pay any of the Liabilities which may be due and payable at such time. Agent shall have no obligation to pay interest on any credit balances in any account opened for Borrower pursuant to this Agreement.
6.     WARRANTIES, ETC.

Borrower represents, warrants and agrees that as of the date hereof and each day thereafter, continuing so long as Borrower's Liabilities remain outstanding, and (even if there shall be no Liabilities of Borrower outstanding) so long as this Agreement remains in effect:

6.1 Corporate Existence. Borrower is a corporation duly organized and in good standing under the laws of the state of its incorporation as set forth in the preamble hereto, and is duly qualified as a foreign corporation and in good standing in all other states where the nature and extent of the business transacted by it or the ownership of its assets makes such qualification necessary, except for those jurisdictions in which the failure so to qualify would not, in the aggregate, have a material adverse effect on Borrower's financial condition, results of operations or business or the ability of Borrower to perform its obligations hereunder.

6.2 Corporate Authority. The execution and delivery by Borrower of this Agreement and all of the other Financing Agreements executed by it and the performance of Borrower's obligations hereunder and thereunder: (i) are within Borrower's corporate powers; (ii) are duly authorized by Borrower's Board of Directors and, if necessary, Borrower's stockholders; (iii) are not in contravention of the terms of Borrower's Articles or Certificate of Incorporation or By-Laws or of any indenture, agreement or undertaking to which Borrower is a party or by which Borrower or any of its property is bound or any judgment, decree or order applicable to Borrower; (iv) do not, as of the execution hereof, require Borrower or any guarantor of the Liabilities to obtain any governmental consent, registration or approval; (v) do not contravene any contractual or governmental restriction binding upon Borrower; and (vi) will not, except as contemplated herein, result in the imposition of any lien, charge, security interest or encumbrance upon any property of Borrower under any existing indenture, mortgage, deed of trust, loan or credit agreement or other material agreement or instrument to which Borrower is a party or by which it or any of its property may be bound or affected

6.3 Binding Effect. This Agreement and all of the other Financing Agreements to which Borrower is a party are the legal, valid and binding obligations of Borrower and are enforceable against Borrower in accordance with their terms.


6.4 Financial Data. Borrower has furnished to each Lender the financial statements listed on Schedule 6.4 attached hereto (the "Financials"). The Financials are, and all financial statements to be furnished to Lender in accordance with Subsection 7.1 below will be, in accordance with the books and records of Borrower and fairly present, and, as to all financial statements to be furnished to Lender in accordance with Subsection 7.1 below, will fairly present, the financial condition of Borrower at the dates thereof and the results of operations for the periods indicated (subject, in the case of unaudited financial statements, to normal year-end adjustments), and such financial statements have been and will be prepared in conformity with generally accepted accounting principles consistently applied throughout the periods involved. Since the date of the Financials to the date hereof, there have been no changes in the condition, financial or otherwise, of Borrower as shown on such Financials, except (a) as expressly contemplated herein, and (b) for changes in the ordinary course of business (none of which individually or in the aggregate has been materially adverse). All information, reports and other papers and data to be furnished to Agent or any Lender are or will be, at the time the same are so furnished to Agent or any Lender, accurate and correct in all material respects and complete insofar as completeness may be necessary to give Agent and Lenders a true and accurate knowledge of the subject matter thereof.

6.5 Collateral. Except as expressly permitted by Subsection 8.1 and 8.17, all of Borrower's Collateral is and will continue to be owned by Borrower (except for Inventory sold in the ordinary course of business), has been or will (in the ordinary course of Borrower's business) be fully paid for and is free and clear of all security interests, liens, claims and encumbrances. As of the date hereof, the Collateral is located at the locations set forth on
Schedule 6.5 attached hereto, except for Inventory in transit or at processors as permitted hereby.

6.6     Solvency.  Borrower (i) is not "insolvent" as that term is defined in
Section 101(32) of the Federal Bankruptcy Code (the "Bankruptcy Code")
(11 U.S.C. 101(32)), Section 2 of the Uniform Fraudulent Transfer Act ("UFTA") or Section 2 of the Uniform Fraudulent Conveyance Act ("UFCA"), (ii) does not have "unreasonably small capital," as that term is used in Section 548 (a)(2)(B)(ii) of the Bankruptcy Code or Section 5 of the UFCA, (iii) is not engaged or about to engage in a business or a transaction for which its remaining property is "unreasonably small" in relation to the business or transaction as that term is used in Section 4 of the UFTA, (iv) is able to pay its debts as they mature or become due, within the meaning of Section 548(a)(2)(B) (iii) of the Bankruptcy Code, Section 4 of the UFTA and Section
6 of the UFCA, and (v) now owns assets having a value both at "fair valuation" and at "present fair salable value" greater than the amount required to pay Borrower's "debts" as such terms are used in Section 2 of the UFTA and Section 2 of the UFCA. Borrower shall not be rendered insolvent (as defined above) by the execution and delivery of this Agreement or any of the other Financing Agreements or by the transactions contemplated hereunder or thereunder.

6.7 Chief Place of Business. As of the execution hereof, the principal place of business and chief executive office of Borrower is located at the address set forth above in the preamble to this Agreement. If any change in such location occurs, Borrower shall promptly notify Agent thereof in accordance with Subsection 8.10 hereof. As of the execution hereof, the books and records of Borrower and chattel paper and all records of account are located at the principal place of business and chief executive office of Borrower, and if any change in such location occurs, Borrower shall promptly notify Lender thereof in accordance with Subsection 8.10 hereof.


6.8 Other Corporate Names. Except as disclosed on Schedule 6.8 attached hereto, during the five (5) year period preceding the date hereof Borrower has not used any corporate or fictitious name other than the name shown for Borrower in the preamble to this Agreement.

6.9 Tax Liabilities. Borrower has filed all federal, state and local tax reports and returns required by any law or regulation to be filed by it except for extensions duly obtained. Borrower has either duly paid all taxes, duties and charges indicated due on the basis of such returns and reports, or has made adequate provision for the payment thereof, and the assessment of any material amount of additional taxes in excess of those paid and reported is not reasonably expected. As of the date hereof, no federal income tax returns of Borrower have been audited by the Internal Revenue Service other than the federal income tax return for the 1988 Fiscal Year of Borrower, which audit has been closed. The reserves for taxes reflected on the Financials constitute, and the balance sheets of Borrower submitted to Lenders in accordance with the terms of Subsection 7.1 below will constitute, reasonable estimations of the amount necessary for the payment of all liabilities for all federal, state and local taxes (whether or not disputed) of Borrower accrued through the date of such balance sheets. There are no material unresolved questions or claims concerning any tax liability of Borrower.

6.10 Loans. Except as disclosed on the Financials and as permitted under Subsection 8.2 and Subsection 8.5 below, Borrower currently has no loans or other Indebtedness for borrowed money and no Guaranteed Indebtedness.

6.11 Margin Security. Borrower does not own any margin securities and none of the Loans advanced hereunder will be used for the purpose of purchasing or carrying any margin securities or for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase any margin securities or for any other purpose not permitted by Regulation U of the Board of Governors of the Federal Reserve System.

6.12 Survival of Warranties. All representations and warranties contained in this Agreement or any of the other Financing Agreements shall survive the execution and delivery of this Agreement.

6.13    Subsidiaries.  Borrower has no Subsidiaries.


6.14 Litigation and Proceedings. Except as disclosed on Schedule 6.14 attached hereto, no judgments are outstanding against Borrower nor is there now pending or, to the best of Borrower's knowledge after reasonably diligent inquiry, threatened any litigation, contested claim, or governmental proceeding by or against Borrower, except judgments and pending or threatened litigation, contested claims and governmental proceedings which are not, in the aggregate, material and adverse to Borrower's financial condition, results of operations or business or the ability of Borrower to perform its obligations hereunder.
To the best of Borrower's knowledge, the amount of liability set forth on
Schedule 6.14 as to each suit listed thereon is the maximum amount of Borrower's potential liability under such suit.

6.15 Other Agreements. Borrower is not in default under any material contract, lease, or commitment to which it is a party or by which it is bound. Borrower knows of no dispute regarding any contract, lease, or commitment which is material to the continued financial success and well-being of Borrower

6.16 Employee Controversies. There are no controversies pending or, to the best of Borrower's knowledge after reasonably diligent inquiry, threatened or anticipated, between Borrower and any of its employees, other than employee grievances arising in the ordinary course of business which are not, in the aggregate, material to the continued financial success and well-being of Borrower. Borrower has no accrued and unpaid liability to any of its employees arising under the Fair Labor Standards Act, as amended.

6.17    Compliance with Laws and Regulations.

(a) General Compliance. The execution and delivery by Borrower of this Agreement and all of the other Financing Agreements to which it is a party and the performance of Borrower's obligations hereunder and thereunder are not in contravention of any law or laws. Borrower is in compliance with all laws, orders, regulations and ordinances of all federal, foreign, state and local governmental authorities relating to the business operations and the assets of Borrower, except for laws, orders, regulations and ordinances the violation of which would not, in the aggregate, have a material adverse effect on Borrower's financial condition, results of operations or business or the ability of

Borrower to perform its obligations hereunder.


(b) Environmental Compliance. (i) Borrower has obtained all permits, licenses and other authorizations which are required with respect to the ownership and operation of its business and the Property under any and all applicable Environmental Laws, (ii) unless and to the extent contested by Borrower in accordance with the provisions of Subsection 8.16(B) hereof, Borrower is in compliance with all terms and conditions of all such required permits, licenses and authorizations, and is also in compliance with all Environmental Laws, including, without limitation, all limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in the Environmental Laws, (iii) there is no civil, criminal or administrative action, request for information, suit, demand, claim, hearing, notice of violation, investigation, proceeding, notice of demand letter pending or threatened against Borrower or any Subsidiary of Borrower under the Environmental Laws which could result in a material fine, penalty or other cost or expense, (iv) there are no past or present events, conditions, circumstances, activities, practices, incidents, actions or plans which Borrower reasonably expects may interfere with or prevent compliance with the Environmental Laws, or which Borrower reasonably expects may give rise to any common law or legal liability, including, without limitation, liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or any other Environmental Law or related common law theory or which otherwise form the basis of any claim, action, demand, suit, proceeding, hearing or notice of violation, study or investigation, based on or related to the manufacture, processing, distribution, use, generation, treatment, storage, disposal, transport or handling, or the emission, discharge, release or threatened release into the environment, of any Hazardous Materials which could result in a fine, penalty or other cost or expense, (v) except as expressly set forth on Schedule 6.17(b) hereto, Borrower has not filed any notice under any federal or state law indicating past or present treatment, storage or disposal of a hazardous waste or reporting a spill or release of a hazardous or toxic waste, substance or constituent, or other substance into the environment, and (vi) except as expressly set forth on
Schedule 6.17(b) hereto, Borrower has no contingent liability of which Borrower has knowledge or reasonably should have knowledge in connection with any release of any hazardous or toxic waste, substance or constituent, or other substance into the environment.

6.18 Patents, Trademarks, Licenses, etc. Borrower possesses adequate assets, licenses, patents, patent applications, copyrights, service marks, trademarks, trademark applications, trade styles and trade names, governmental approvals or other authorizations and other rights that are necessary for Borrower to continue to conduct its business as heretofore conducted by it. Except as disclosed on Schedule 6.18 hereto, Borrower possesses no licenses, patents, patent applications, copyrights, service marks, trademarks, trademark applications, trade styles or trade names and, except as disclosed on Schedule 6.18, no such items are necessary for Borrower to continue to conduct its business as heretofore conducted by it.


6.19 ERISA. Neither Borrower nor any ERISA Affiliate of Borrower maintains or contributes to any Pension Plan other than those listed on Schedule 6.19 attached hereto. Each Pension Plan which is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code has been determined by the Internal Revenue Service to be so qualified and each trust related to any such Pension Plan has been determined to be exempt from federal income tax under Subsection 501(a) of the Internal Revenue Code. Except as otherwise disclosed on Schedule 6.19 attached hereto, neither Borrower nor any ERISA Affiliate of Borrower maintains or contributes to any employee welfare benefit plan within the meaning of Subsection 3(1) of ERISA which provides lifetime medical benefits to retirees. Each Pension Plan has been administered in all material respects in accordance with its terms and the terms of ERISA, the Internal Revenue Code and all other statutes and regulations applicable thereto.
Neither Borrower nor any ERISA Affiliate of Borrower has breached in any material respect any of the responsibilities, obligations or duties imposed on it by ERISA or regulations promulgated thereunder with respect to any Pension Plan. No accumulated funding deficiency (as defined in Subsection 302(a)(2) of ERISA and Section 412(a) of the Internal Revenue Code) exists in respect to any Pension Plan. Neither Borrower nor any ERISA Affiliate of Borrower nor any fiduciary of any Pension Plan which is not a Multiemployer Plan (i) has engaged in a nonexempt "prohibited transaction" described in Section 406 of ERISA or
Section 4975 of the Internal Revenue Code which could result in any liability to Borrower, or (ii) has taken any action which would constitute or result in a Termination Event with respect to any Pension Plan which could result in any liability to Borrower. Schedule B, if any, to the most recent annual report filed with the Internal Revenue Service with respect to each Pension Plan has been furnished to Lender and is complete and accurate; since the date of each such Schedule B, there has been no material adverse change in the funding status or financial condition of the Pension Plan relating to such Schedule B. Neither Borrower nor any ERISA Affiliate of Borrower has incurred any liability to the PBGC which remains outstanding. Neither Borrower nor any ERISA Affiliate of Borrower has (i) failed to make a required contribution or payment to a Multiemployer Plan, or (ii) made or expects to make a complete or partial withdrawal under Subsections 4203 or 4205 of ERISA from a Multiemployer Plan for which Borrower or any ERISA Affiliate of Borrower has any liability which as not been satisfied. Neither Borrower nor any ERISA Affiliate of Borrower has failed to make a required installment under Subsection (m) of Section 412 of the Internal Revenue Code or any other payment required under Section 412 of the Internal Revenue Code on or before the due date for such installment or other payment. Neither Borrower nor any ERISA Affiliate of Borrower is required to provide security to a Pension Plan under Section 401(a) (29) of the Internal Revenue Code due to a Pension Plan amendment that results in an increase in current liability for the plan year. The present value of the benefits of each Pension Plan of Borrower and each ERISA Affiliate of Borrower as of the last day of the year for such Plan, as determined by such Pension Plan's independent actuaries, does not exceed the aggregate value, as determined by such actuaries, of all assets under such Pension Plan. Borrower is not required to contribute to any Multiemployer Plan. No matter is pending relating to any Pension Plan before any court or governmental agency. Borrower has given to Lender all of the following: copies, if any, of each Pension Plan and related trust agreement (including all amendments to such Plan and trust) in existence or committed to as of the date hereof and the most recent summary plan description, actuarial report, determination letter issued by the Internal Revenue Service and Form 5500 filed in respect of each such Pension Plan; a listing of all of the Multiemployer Plans with the aggregate amount of the most recent annual contributions required to be made by Borrower and all ERISA Affiliates of Borrower to each such Multiemployer Plan; copies of any information which has been provided to Borrower or any ERISA Affiliate of Borrower regarding withdrawal liability under any Multiemployer Plan and all collective bargaining agreements pursuant to which such contributions are required to be made; and copies of each employee welfare benefit plan within the meaning of Subsection 3(1) of ERISA which provides lifetime medical benefits to employees, the most recent summary plan description for such plan and the aggregate amount of the most recent annual payments made to terminated employees under each such plan.

6.20 Financial Condition. Since July 31, 1996, (or, if later, the date of the most recent annual financial statements of Borrower provided pursuant to Subsection 7.1(B) hereof) there has been no material adverse change in Borrower's financial condition, results of operations or business or in the value of Borrower's Collateral.


7.  AFFIRMATIVE COVENANTS.

Borrower covenants and agrees that, so long as any of the Liabilities remain outstanding, and (even if there shall be no Liabilities outstanding) so long as this Agreement remains in effect:

7.1 Financial Statements. Borrower shall keep proper books of record and account in which full and true entries will be made of all dealings or transactions of or in relation to the business and affairs of Borrower, in accordance with GAAP, and Borrower shall cause to be furnished to each Lender:

(A) Monthly. As soon as practicable, and in any event within thirty (30) days (such period shall be forty-five (45) days in the case of the first two fiscal months following the end of the Fiscal Year) after the end of each fiscal month (including each fiscal month occurring during the 90-day delivery period applicable to the delivery of annual financial statements of Borrower furnished to Lenders pursuant to Subsection 7.1(B) hereof):

(i) statements of income and cash flow of Borrower for such fiscal month and for the period from the beginning of the then current Fiscal Year to the end of such fiscal month and a balance sheet of Borrower as of the end of such fiscal month, setting forth in each case, in comparative form, figures (1) in the case of statements, for the corresponding periods in the preceding Fiscal Year and (2) in the case of balance sheets, as of a date one year earlier, all in reasonable detail and certified as accurate by an Authorized Officer pursuant to a certificate in the form of Exhibit L attached hereto, subject to changes resulting from normal year-end adjustments;

(ii) statements in which the actual cash flow and income for such fiscal month and for the period from the start of the then current Fiscal Year to theend of such fiscal month, and the actual balance sheets at the end of such fiscal month (in each case as required to be delivered pursuant to Subsection 7.1(A)(i) hereof) are compared with the corresponding projected statements of income and cash flow and balance sheets for such periods and time furnished to Lenders pursuant to Subsection 7.1(C) below, in each case in the same format asthe audited statements of income and cash flow and the audited balance sheet;

(iii) (a) as requested by Agent or any Lender, copies of operating statements for such fiscal month prepared by Borrower for internal use, including, without limitation, statements of cash flow, purchases and sales of inventory and other similar data, and (b) a comparison of actual cash flow and Capital Expenditures with amounts budgeted for such fiscal month;

(iv) calculations setting forth the compliance with the financial covenants set forth in Subsection 8.15 hereof for the most recently completed fiscal quarter; and

(v) in the event that any of the foregoing statements indicate that Borrower has varied in any material respect from any financial projections provided by Borrower to Lenders, a statement of explanation of such deviation from an Authorized Officer;

(B) Annual. As soon as practicable and in any event within ninety (90) days after the end of each Fiscal Year of Borrower, statements of income, stockholders' equity and cash flow of Borrower for such Fiscal Year, and a balance sheet of Borrower as of the end of such Fiscal Year, setting forth in each case, in comparative form, corresponding figures for the period covered by the preceding annual audit (in the case of statements) and as of the end of the preceding Fiscal Year (in the case of balance sheets), all in reasonable detail and satisfactory in scope to Lender and audited by independent certified public accountants selected by Borrower and reasonably satisfactory to Agent, whose opinion shall be in scope and substance satisfactory to Agent;

(c) Budget. As soon as practicable, and in any event, before the start of each Fiscal Year of Borrower, an annual budget of Borrower for the next Fiscal Year, and within the next 90 days, a budget for the succeeding two Fiscal Years, in reasonable detail (on a fiscal month basis for the immediately succeeding Fiscal Year), including statements of anticipated income and cash flow and balance sheets of Borrower for the succeeding three (3) Fiscal Years (on a fiscal month basis for the immediately succeeding Fiscal Year) in reasonable detail, and a detailed statement of the methods and assumptions used in the preparation of such budget;

(D) Letters from Accountants and Consultants. As soon as practicable and in any event within ten (10) days of delivery to Borrower, a copy of (i) each "Management Letter" prepared by Borrower's independent certified public accountants in connection with the financial statements referred to in Subsection 7.1(B) hereof and (ii) to the extent that such letters may from time to time be issued by Borrower's independent certified public accountants or other management consultants (collectively, "Accounting Systems Letters"), any letter issued by Borrower's independent certified public accountants or other management consultants with respect to recommendations relating to Borrower's financial or accounting systems or controls;

(E) Default Notices. As soon as practicable (but in any event not more than five (5) days after any officer of Borrower obtains knowledge of the occurrence of an event or the existence of a circumstance giving rise to an Event of Default or a Default), notice of any and all Events of Default or Defaults hereunder;

(F) List of Account Debtors. At the request of Agent, names, addresses and phone numbers of Borrower's Account Debtors;


(G) Information Provided to Shareholders and Other Information. Promptly upon transmission thereof, copies of all such financial statements, proxy statements, notices and reports as it shall send to its public stockholders and copies of all registration statements and all reports and filings which it files with the Securities and Exchange Commission (or any governmental body or agency succeeding to the functions of the Securities and Exchange Commission) and with reasonable promptness, such other business or financial data as Agent may reasonably request; and

(H) Other Information. With reasonable promptness, such other business or financial data as Agent or any Lender may reasonably request.

Borrower further agrees that upon Borrower's receipt of any Accounting Systems Letters wherein such accountants or consultants have made recommendations for improvements to Borrower's financial or accounting systems or controls, Borrower promptly shall commence actions to correct any material defects in or make improvements to such financial or accounting systems or controls unless Agent otherwise consents or Borrower reasonably disagrees with the need for such actions.

All financial statements delivered to Lenders pursuant to the requirements of this Subsection 7.1 (except where otherwise expressly indicated) shall be prepared in accordance with GAAP (subject in the case of interim financial statements to the lack of footnotes and normal year-end adjustments) consistently applied, except for changes therein with which the independent certified public accountants issuing the opinion on the financial statements delivered pursuant to Subsection 7.1(B) hereof have previously concurred in writing. Together with each delivery of financial statements required by Subsections 7.1(A) and 7.1(B) hereof, Borrower shall deliver to Lenders a certificate of an Authorized Officer of Borrower in the form attached hereto as Exhibit L setting forth in such detail as is reasonably acceptable to Agent calculations with respect to Borrower's compliance with each of the financial covenants contained in this Agreement and stating that there exists no Default or Event of Default, or, if any Default or Event of Default exists, specifying the nature and the period of existence thereof and what action Borrower proposes to take with respect thereto. Together with each delivery of financial statements required by Subsection 7.1(B) hereof, Borrower shall deliver to Lenders a certificate of the independent certified public accountants who performed the audit in connection with such statements stating that in making the audit necessary to the issuance of a report on such financial statements, they have obtained no knowledge of any Default or Event of Default, or, if such accountants have obtained knowledge of a Default or Event of Default, specifying the nature and period of existence thereof. Such accountants shall not be liable by reason of any failure to obtain knowledge of any Default or Event of Default which would not be disclosed in the ordinary course of an audit.


Each Lender shall exercise reasonable efforts to keep such information, and all information acquired as a result of any inspection conducted in accordance with Subsection 7.2 hereof, confidential, provided that each Lender may communicate such information (a) to any other Person in accordance with the customary practices of commercial banks relating to routine trade inquiries, (b) to any regulatory authority having jurisdiction over Lenders, (c) to any other Person in connection with any Lender's sale of any participations in the Liabilities or assignment of any rights and obligations of any Lender under this Agreement and the other Financing Agreements, (d) to any other Person in connection with the exercise of Agent's or any Lender's rights hereunder or under any of the other Financing Agreements, (e) to any Person in any litigation in which Agent or any Lender is a party, (f) to any other Lender, or (g) any other Person if Agent or any Lender believes in Good Faith that disclosure is necessary or appropriate to comply with any applicable law, rule or regulation or in response to a subpoena, order or other legal process or informal investigative demand, whether issued by a court, judicial or administrative or legislative body or committee or other governmental authority. Notwithstanding the foregoing, information shall not be deemed to be confidential to the extent such information (i) was already lawfully in the possession of any Lender or Agent prior to December 31, 1996, (ii) is available in the public domain, (iii) becomes available in the public domain other than as a result of unauthorized disclosure by Agent or a Lender or (iv) is acquired from a Person not known by a Lender or Agent to be in breach of an obligation of secrecy to Borrower. Borrower authorizes Agent and each Lender to discuss the financial condition of Borrower with Borrower's independent certified public accountants and agrees that such discussion or communication shall be without liability to Agent, such Lender or Borrower's independent certified public accountants.

7.2 Inspection. Agent or any Person designated by Agent in writing and, with respect to clause (i) below, each Lender, shall have the right, from time to time hereafter, to call at Borrower's place or places of business (or any other place where the Collateral or any information relating thereto is kept or located) during reasonable business hours, and, without hindrance or delay, to inspect, audit, check and make copies of and extracts from Borrower's books, records, journals, orders, receipts and any correspondence and other data relating to Borrower's business or to any transactions between the parties hereto, (ii) to make such verification concerning the Collateral as Agent may consider reasonable under the circumstances, and (iii) to discuss the affairs, finances and business of Borrower with any officers, employees or directors of Borrower. Borrower shall pay on demand all photocopying expenses incurred by Agent or Lenders under this Subsection 7.2. Agent may in its sole discretion (i) once a year, and (ii) in addition, at any time and from time to time after the occurrence and during the continuance of a Default, order and obtain, at Borrower's expense (and Borrower shall reimburse Agent on demand for its expenses incurred in connection therewith), appraisals (from appraisers selected by Agent) of Borrower's Equipment, real property and leaseholds, and Borrower shall cooperate in the conduct thereof.

7.3     Conduct of Business; Locations of Collateral and Third Party Goods.


(a) Borrower shall maintain its corporate existence, shall maintain in full force and effect all material licenses, permits, authorizations, bonds, franchises, leases, patents, contracts and other rights necessary for the profitable conduct of its business, shall continue in, and limit its operations to, the same general line of business as that presently conducted by it and shall comply with all applicable laws and regulations of any federal, foreign, state or local governmental authority, except for such laws and regulations the violation of which would not, in the aggregate, have a material adverse effect on Borrower's financial condition, results of operations or business or Borrower's ability to perform its obligations.

(b) Borrower shall pay promptly all liabilities to all of its employees arising under the minimum wage and maximum hour provisions of the Fair Labor Standards Act, as the same may be amended from time to time.

(c)     Borrower shall maintain (i) all Collateral at the locations listed on
Schedule 6.5 and (ii) all Third Party Goods which are the subject of consignment arrangements clearly marked and separately identified as consigned, unslit and uncommingled.

7.4 Claims and Taxes. Borrower agrees to indemnify and hold Agent, each Lender, the Issuing Bank and each of their respective officers, directors, employees, attorneys and agents harmless from and against any and all claims, demands, liabilities, losses, damages, penalties, costs, and expenses (including without limitation reasonable attorneys' and consultants' fees) relating to or in any way arising out of the possession, use, operation or control of any of Borrower's assets. Borrower shall pay or cause to be paid all license fees, bonding premiums and related taxes and charges, and shall pay or cause to be paid all of Borrower's real and personal property taxes, assessments and charges and all of Borrower's franchise, income, unemployment, use, excise, old age benefit, withholding, sales and other taxes and other governmental charges assessed against Borrower, or payable by Borrower, at such times and in such manner as to prevent any penalty from accruing or any lien or charge from attaching to its property, provided that Borrower shall have the right to contest in good faith, by an appropriate proceeding promptly initiated and diligently conducted, the validity, amount or imposition of any such tax, a ssessment or charge, and during the pendency of such good faith contest to delay or refuse payment thereof, if (i) Borrower establishes adequate reserves in accordance with GAAP to cover such contested taxes, assessments or charges, and (ii) such contest does not have a material adverse effect on Borrower's financial condition, results of operations or business, the ability of Borrower to pay any of the Liabilities, or the priority or value of Agent's security interest in the Collateral or any collateralunder any other Financing Agreement


7.5 Agent's Costs and Expenses as Additional Liabilities. Borrower shall reimburse Agent on demand for all allocated costs and reasonable expenses and fees of Agent's in-house attorneys and paralegals and all reasonable out- of-pocket expenses and fees paid or incurred in connection with the analysis, documentation, negotiation and closing of the Loans and other extensions of credit described herein, including, without limitation, lien search, filing and recording fees and taxes and the reasonable fees and expenses of Agent's attorneys and paralegals and consultants (whether such attorneys and paralegals are employees of Agent or are separately engaged by Agent), whether such expenses and fees are incurred prior to or after the date hereof. All costs and expenses incurred by Agent with respect to the negotiation, documentation and closing of the Loans and other extensions of credit described herein and the enforcement, collection and protection of Agent's interests in the Collateral shall be additional Liabilities of Borrower to Agent, payable on demand, repaid as provided in Subsection 2.8 hereof and secured by the Collateral.

7.6 Borrower's Liability Insurance. Borrower shall maintain, at its expense, such public liability and third party property damage insurance in such amounts and with such deductibles as is acceptable to Agent in its discretion exercised in Good Faith.

7.7 Borrower's Property Insurance and Business Interruption Insurance. Borrower shall, at its expense, maintain business interruption insurance (in amounts reasonably satisfactory to Agent) and keep and maintain its assets insured against loss or damage by fire, theft, burglary, pilferage, loss in transit, explosion, spoilage and all other hazards and risks ordinarily insured against by other owners or users of such properties in similar businesses, in anamount at least equal to the greater of the full insurable value of all such property or the amount which is necessary to avoid the application of co-insurance provisions, and in any event insurance on Equipment and Inventory in amounts greater than the respective amounts of the Term Loan and the portion of the Current Asset Base attributable to Inventory. All such policies of insurance shall be in form and substance satisfactory to Agent and Borrower shall not amend or otherwise change any such policies in any way which may adversely affect Agent or the Lenders without the prior written consent of Agent. Borrower shall deliver to Agent the original (or a certified) copy of each policy of insurance and evidence of payment of all premiums therefor.
Such policies of insurance shall contain an endorsement, in substantially the form of Exhibit K hereto, showing all loss payable to Agent as provided below in this Subsection 7.7. Borrower hereby directs all insurers under such policies of insurance to pay all proceeds of insurance policies directly to Agent. Borrower irrevocably makes, constitutes and appoints Agent (and all officers, employees or agents designated by Agent) as Borrower's true and lawful attorney-in-fact for the purpose of making, settling and adjusting claims as to the Collateral under all such policies of insurance, endorsing the name of Borrower on any check, draft, instrument or other item of payment pertaining to the Collateral received by Borrower or Agent pursuant to any such policies of insurance and for making all determinations and decisions with respect to such policies of insurance as they relate to the Collateral. If Borrower, at any time or times hereafter, shall fail to obtain or maintain any of the policies of insurance required above or to pay any premium in whole or in part relating thereto, then Agent, without waiving or releasing any obligation or default by Borrower hereunder, may at any time or times thereafter (but shall be under no obligation to do so) obtain and maintain such policies of insurance and pay such premiums and take any other action with respect thereto which Agent deems advisable. If Agent receives proceeds of insurance or is holding proceeds of insurance theretofore received by Agent, Agent may apply the same to the Liabilities at any time and from time to time as it may determine.

7.8 ERISA. Borrower shall deliver to Agent and Lenders, at Borrower's expense, the following information as and when provided below:


(i) as soon as possible, and in any event within twenty (20) days after Borrower or an ERISA Affiliate of Borrower knows or has reason to know that a Termination Event has occurred, a written statement from an Authorized Officer of Borrower describing such Termination Event and the action, if any, which Borrower or such ERISA Affiliate of Borrower has taken, is taking or proposes to take with respect thereto, and when known, any action taken or threatened by the Internal Revenue Service ("IRS"), the Department of Labor ("DOL") or PBGC with respect thereto;

(ii) as soon as possible, and in any event within thirty (30) days, after Borrower or an ERISA Affiliate of Borrower knows or has reason to know that a prohibited transaction (defined in Section 406 of ERISA and Section 4975 of the Internal Revenue Code) has occurred, a statement from an Authorized Officer of Borrower describing such transaction;

(iii) promptly after the filing thereof with the DOL, IRS or PBGC, copies ofeach annual report, including schedule B thereto, filed with respect to each Pension Plan;

(iv) promptly after the filing thereof with the IRS, a copy of each funding waiver request filed with respect to any Pension Plan and all communications received by Borrower or any ERISA Affiliate of Borrower with respect to such request;

(v) promptly upon the occurrence thereof, notification of any increases in the benefits of any existing Pension Plan or the establishment of any new Pension Plan or the commencement of contributions to any Pension Plan to which Borrower or any ERISA Affiliate of Borrower was not previously contributing;

(vi) promptly upon, and in any event within ten (10) Business Days after, receipt by Borrower or an ERISA Affiliate of Borrower of the PBGC's intention to terminate a Pension Plan or to have a trustee appointed to administer a Pension Plan, copies of each such notice;


(vii) promptly upon, and in any event within ten (10) Business Days after, receipt by Borrower or an ERISA Affiliate of Borrower of an unfavorable determination letter from the IRS regarding the qualification of a Pension Plan under Section 401(a) of the Internal Revenue Code, copies of such letter;

(viii) promptly upon, and in any event within ten (10) Business Days after, receipt by Borrower or an ERISA Affiliate of Borrower of a notice from a Multiemployer Plan regarding the imposition of withdrawal liability, copies of such notice; and

(ix) promptly upon, and in any event within twenty (20) Business Days after either Borrower or an ERISA Affiliate of Borrower fails to make a required installment under Subsection (m) of Section 412 of the Code or any other payment required under Section 412 on or before the due date for such installment or payment, a notification of such failure.

Borrower shall, and shall cause each of its ERISA Affiliates to, (a) keep in full force and affect any Pension Plans that are presently in existence or may, from time to time, come into existence, (b) make contributions to all Pension Plans in a timely manner and in a sufficient amount to comply with the requirements of the Pension Plans, the Code and ERISA, (c) comply with all requirements of ERISA and the Code which relate to all Pension Plans and (d) notify each Lender immediately upon receipt by Borrower or any of its ERISA Affiliates of any notice of the institution of any proceeding or other action which may result in the termination of any Pension Plan or where there may constitute a Termination Event. Borrower shall, and shall cause each of its ERISA Affiliates to, make any and all payments to any Multiemployer Plan that Borrower or any ERISA Affiliate thereof may be required to make under any agreement relating to any Multiemployer Plan or any law pertaining thereto, except for any such payments being contested in Good Faith by appropriate proceedings.

7.9 Notice of Suit or Adverse Change in Business. Borrower shall, as soon as possible, and in any event within five (5) days after any officer of Borrower learns of the following, give written notice to each Lender of (i) any material proceeding(s) (including, without limitation, litigation, arbitration or governmental proceedings) being instituted or threatened to be instituted by or against Borrower in any federal, state, local or foreign court or before any commission or other regulatory body (federal, state, local or foreign), (ii) notice that Borrower's operations are in material noncompliance with requirements of applicable federal, state or local environmental, health and safety statutes and regulations, (iii) notice that Borrower or any guarantor is subject to federal or state investigation evaluating whether any material remedial action is needed to respond to the release of any hazardous or toxic waste, substance or constituent, or other substance into the environment, (iv) notice that any material portion of the properties or assets of Borrower or any guarantor are subject to an Environmental Lien, (v) any material adverse change in the business, assets or condition, financial or otherwise, of Borrower, and
(vi)any changes in the locations of any Collateral from the locations listed on Schedule 3.15.


7.10 Supervening Illegality. If, at any time or times hereafter, there shall become effective any amendment to, deletion from or revision, modification or other change in any provision of any statute, or any rule, regulation or interpretation thereunder or any similar law or regulation, affecting, in Agent's reasonable determination, Lenders' or the Issuing Bank's extension of credit described in this Agreement or the selling of participations therein, Borrower shall, at Borrower's option, either (i) pay to Lenders the then outstanding balance of the Liabilities, and hold Lenders harmless from and against any and all obligations, fees, liabilities, losses, penalties, costs, expenses and damages, of every kind and nature, imposed upon or incurred by Borrower by reason of Agent's, any Lender's or the Issuing Bank's failure or inability to comply with the terms of this Agreement or any of the other Financing Agreements, or (ii) indemnify and hold Agent, Lenders and the Issuing Bank harmless from and against any and all obligations, fees, liabilities, losses, penalties, costs, expenses and damages, of every kind and nature, imposed upon or incurred by Agent, any Lender or the Issuing Bank by reason of such amendment, deletion, revision, modification, or other change. The obligations of Borrower under this Subsection 7.10 shall survive payment of the Liabilities and termination of this Agreement.

7.11     Environmental Laws.   If Borrower shall (a) receive notice that any
violation of any federal, state or local environmental law or regulation may have been committed or is about to be committed by Borrower, (b) receive notice that any administrative or judicial complaint or order has been filed or is about to be filed against Borrower alleging a violation of any federal, state or local environmental law or regulation or requiring Borrower to take any action in connection with the release of toxic or hazardous substances into the environment or (c) receive any notice from a federal, state, or local governmental agency or private party alleging that Borrower may be liable or responsible for any material amount of costs associated with a response to or cleanup of a release of a toxic or hazardous substance into the environment or any damages caused thereby, Borrower shall provide Agent with a copy of such notice within fifteen (15) days after Borrower's receipt thereof. Within fifteen (15) days after Borrower has learned of the enactment or promulgation of any federal, state or local environmental law or regulation which may result in any material adverse change in the condition, financial or otherwise, of Borrower, Borrower shall provide Agent with notice thereof.

7.12 Landlord Consents and Waivers. Borrower shall, upon the execution of this Agreement with respect to each lease of premises then in effect on the date hereof and on or before the date of execution of any lease of premises to Borrower with respect to any lease in effect thereafter, deliver to Agent a landlord's waiver (including, upon Agent's request therefor, a consent to a leasehold mortgage) executed by the lessor of each location leased to Borrower. Each landlord's waiver so delivered shall be in form and substance satisfactory to Agent. Borrower shall pay all of its obligations under such leases of real property when due and promptly shall notify Agent of any breach of, or default under, any such lease.


7.13     Key Man Life Insurance.     Borrower shall at all times maintain in
effect a life insurance policy insuring the life of F. William Weber in the amount of $500,000 under a policy or policies of insurance in form and substance reasonably satisfactory to Agent. Borrower shall deliver to Agent the original of each of such policies of insurance and evidence of payment of all premiums therefor. Borrower shall assign each such policy to Agent and shall take such other action with respect thereto as Agent shall require. Each such policy of insurance shall name Borrower as the sole named beneficiary thereof and shall contain endorsements providing that (i) such policy may not be canceled except after 30 days' prior written notice to Agent, and (ii) the beneficiary of such policy may not be changed, or additional beneficiaries named, without Agent's prior written consent. If Borrower at any time or times hereafter shall fail to obtain or maintain any of the policies of insurance required above or to pay any premium in whole or in part relating thereto, then Agent, without waiving or releasing any obligation or default by Borrower hereunder, may at any time or times thereafter (but shall be under no obligation to do so) obtain and maintain such policies of insurance and pay such premiums and take any other action with respect thereto which Agent deems advisable.


8.     NEGATIVE COVENANTS.

Borrower covenants and agrees that so long as any of the Liabilities remain outstanding, and (even if there shall be no Liabilities outstanding) so long as this Agreement remains in effect:

8.1 Encumbrances. Except as set forth on Schedule 8.1 hereto, or contemplated herein, Borrower will not create, incur, assume or suffer to exist any security interest, mortgage, pledge, lien or other encumbrance of any nature whatsoever on any of its assets, including, without limitation, the Collateral, other than: (i) involuntary liens on real property (and not personal property of Borrower), either not yet due or the validity of which is being contested in good faith by appropriate proceedings, and as to which Borrower shall, if appropriate under GAAP, have set aside on its books and records adequate reserves; (ii) deposits under workmen's compensation, unemployment insurance, social security and other similar laws, or to secure the performance of bids, tenders or contracts (other than for the repayment of borrowed money) or to secure indemnity, performance or other similar bonds for the performance of bids, tenders or contracts (other than for the repayment of borrowed money) or to secure statutory obligations or surety or appeal bonds, or to secure indemnity, performance or other similar bonds in the ordinary course of business; (iii) the liens and security interests in favor of Agent;
(iv) liens which arise by operation of law, other than Environmental Liens; (v) zoning restrictions, easements, licenses, covenants and other restrictions affecting the use of real property; (vi) liens securing purchase money security interests permitted under Subsection 8.2(iii) hereof; (vii) consignments of goods to Borrower provided such consignment arrangement is permitted by Subsection 3.17; and (viii) other liens and encumbrances on property which are not in the aggregate in excess of $150,000 or, which do not, in Agent's sole determination, (a) materially impair the use of such property, or (b) materially lessen the value of such property for the purposes for which the same is held by Borrower. Borrower shall promptly give Lender notice of any liens of a type referred to in clause (i) above (other than liens for taxes not yet due).


8.2 Indebtedness. Except as set forth on Schedule 8.2 attached hereto, Borrower shall not incur, create, assume, become or be liable in any manner with respect to, or permit to exist, any Indebtedness, except (i) the Liabilities, (ii) unsecured indebtedness not to exceed $250,000 in the aggregate at any time outstanding incurred on terms reasonably acceptable to Agent, and (iii) indebtedness not to exceed $500,000 in the aggregate outstanding at any time incurred in connection with the purchase of any hereafter acquired Equipment constituting office or data processing equipment not attached to production equipment so long as such indebtedness is used to finance not more than 100% of the purchase price of such property and provided that, after giving effect to the incurrence of such indebtedness, no Default or Event of Default has occurred and is continuing.

8.3 Consolidations, Mergers or Acquisitions. Borrower shall not recapitalize or consolidate or merge with, or otherwise acquire all or substantially all of the assets or properties of, any other Person; provided, however, Borrower may acquire the assets of any Person that constitute a business in the same general line of business as that presently conducted by Borrower (each such acquisition by Borrower of such assets that is permitted by this Agreement is referred to herein as a "Permitted Acquisition"), provided:

(A) The aggregate Acquisition Purchase Price (as defined herein) of all Permitted Acquisitions in any Fiscal Year shall not exceed $3,000,000 (for purposes of this Subsection 8.3, "Acquisition Purchase Price" shall mean the total purchase price of any single acquisition of assets permitted by this Subsection 8.3, calculated as the sum of (i) the amount of cash (or capital stock of Borrower) paid or payable by Borrower in connection with the Permitted Acquisition, including, without limitation, amounts paid or payable as the deferred purchase price or under noncompete agreements, plus (ii) the aggregate amount of all liabilities and obligations assumed by Borrower in connection with such acquisition of assets;

(B) The Acquisition Purchase Price is paid solely in cash or capital stock of the Borrower, or by an assumption of liabilities by Borrower;

(c) Borrower shall have provided to each Lender not less than thirty (30) days prior to the consummation of any Permitted Acquisition, written notice thereof together with all agreements and other documents to be executed in connection therewith and all other information related to such Permitted Acquisition requested by any Lender;

(D) Borrower shall have executed and delivered to Agent all financing statements or other documents as Agent may request, in form and substance satisfactory to Agent, to perfect and keep perfected a first priority security interest in the assets to be purchased pursuant to any Permitted Acquisition;

(E) After giving effect to the Permitted Acquisition and the payment of the Acquisition Purchase Price, Borrower shall have Excess Availability of at least $5,000,000; and
(F) Both before and after giving effect to the Permitted Acquisition, no Default or Event of Default shall exist.


8.4 Investments or Loans. Borrower shall not make or permit to exist investments or loans in or to any other Person, except (i) investments in short-term direct obligations of the United States Government, (ii) investments in negotiable certificates of deposit issued by any Lender or an affiliate of a Lender or by any other bank satisfactory to Agent, in its reasonable discretion, and payable to the order of Borrower or to bearer and delivered to Agent, (iii) investments in commercial paper rated A1 or P1, (iv) advances and reimbursements for travel, entertainment and other reasonable and customary out-of-pocket expenses to Borrower's officers, directors or employees incurred in the ordinary course of Borrower's business, and (v) the existing loan by Borrower to F. William Weber described on Schedule 8.11 hereto.

8.5 Guarantees. Except as contemplated herein, Borrower shall not guarantee, endorse or otherwise in any way become or be responsible for obligations of any other Person, whether by agreement to purchase the indebtedness of any other Person or through the purchase of goods, supplies or services, or maintenance of working capital or other balance sheet covenants or conditions, or by way of stock purchase, capital contribution, advance or loan for the purpose of paying or discharging any indebtedness or obligation of such other Person or otherwise, except endorsements of negotiable instruments for collection in the ordinary course of business.

8.6 Capital Investment Limitations; Lease Limitations. Borrower shall not incur Capital Expenditures in any Fiscal Year in an amount in excess of the sum of (i) the net proceeds received by Borrower in such Fiscal Year from the sale of Equipment and (ii) the amount set forth below opposite such Fiscal Year:

Fiscal Year Ending:                         Amount

July 31, 1997                         $  7,750,000
July 31, 1998                         $12,000,000
July 31, 1999                         $10,000,000
July 31, 2000 and thereafter               $  5,000,000

[Intentionally Omitted]


8.8     Dividends and Stock Redemptions.   Borrower shall not, without the
prior written consent of the Required Lenders, directly or indirectly, (i) redeem, purchase or otherwise retire any of its shares of capital stock, or enter into any agreement to redeem, purchase or otherwise retire any of its shares of capital stock, (ii) declare or pay any dividends in any Fiscal Year on any class or classes of capital stock, (iii) return capital of Borrower to its stockholders, or (iv) make any other distribution on or in respect of any shares of any class of capital stock of Borrower, including without limitation any distribution or payment on or in respect of any stock appreciation rights, or enter into any agreement to make any such distribution or payment (clauses through (iv) are hereinafter collectively referred to as "Dividends and Distributions"); provided, however, that if no Default or Event of Default has occurred and is continuing or would occur as a result thereof, then Borrower may make cash payments for the redemption or repurchase of capital stock of Borrower, provided that all such cash payments do not exceed $500,000 in the aggregate in any Fiscal Year and Borrower may otherwise redeem or repurchase capital stock of Borrower with other capital stock of the Borrower.

[Intentionally Omitted].

8.10 Amendment of Certificate of Incorporation or By-Laws; Corporate Name; Places of Business. Borrower shall not amend its Certificate of Incorporation or By-Laws, except that Borrower may amend its Certificate of Incorporation to effect a change in its corporate name, provided that Borrower furnishes to Agent such financing statements executed by Borrower which Agent may request prior to the filing of such amendment and furnishes to Agent a copy of such amendment, certified by the Secretary of State of Oklahoma within ten (10) days of the date such amendment is filed with such Secretary of State. Borrower shall not make any change to the location of its principal place of business or chief executive office unless prior to the effective date of such change in location, Borrower delivers to Agent such financing statements executed by Borrower which Agent may request to reflect such change in location. Lenders shall not unreasonably withhold their consent to any requested change in Borrower's By-Laws. Borrower shall deliver such other documents and instruments as Agent may request in connection with such change in name or location within ten (10) days of the effectiveness of such change or Agent's request therefor.

8.11 Transactions with Subsidiaries and Affiliates. Borrower will not enter into any transaction with any Affiliate, including, without limitation:
(a) the making of any loans to, or the payment of any bonuses, fees or other money to, any Affiliate, and (b) the purchase, sale or exchange of property or the rendering of any service to any Subsidiary or Affiliate, except for (i) salaries and bonuses paid to officers of Borrower and (ii) the transactions listed on Schedule 8.11, in each case with respect to clauses (i) and (ii) above, to the extent the same are in the ordinary course of and pursuant to the reasonable requirements of Borrower's business and upon fair and reasonable terms no less favorable to Borrower than Borrower would obtain in a comparable arm's-length transaction with an unaffiliated person or corporation. The term "Affiliate" as used in this Subsection 8.11 only shall have the meaning in Subsection 1.1 and shall also include (i) any officer, director, employee or stockholder of any Affiliate of Borrower, and (ii) any Person related to any such Person described in clause (i) of this Subsection within the third degree of consanguinity.

8.12     ERISA Violations.  Borrower shall not:

(A) engage, or permit an ERISA Affiliate of Borrower to engage, in any prohibited transaction described in Section 406 of ERISA or Section 4975 of the Internal Revenue Code for which a class exemption is not available or a private exemption has not been previously obtained from the DOL;


(B) permit to exist any accumulated funding deficiency for any Pension Plan (as defined in Subsection 302 of ERISA and Section 412 of the Internal Revenue
Code), whether or not waived;

(C) fail, or permit an ERISA Affiliate of Borrower to fail, to pay timely required contributions or annual installments due with respect to any Plan including without limitation any installments due with respect to any waived funding deficiency to any Pension Plan;

(D) terminate, or permit an ERISA Affiliate of Borrower to terminate, any Pension Plan which would result in any liability of Borrower or an ERISA Affiliate of Borrower under Title IV of ERISA;

(E) fail, or permit an ERISA Affiliate of Borrower to fail, to pay to any Pension Plan any required installment under section (m) of Section 412 of the Internal Revenue Code or any other payment required under Section 412 of the Internal Revenue Code on or before the due date for such installment or other payment;

(F) amend, or permit an ERISA Affiliate of Borrower to amend, a Pension Plan resulting in an increase in current liability for the plan year such that either Borrower or an ERISA Affiliate of Borrower is required to provide security to such Plan under Section 401(a) (29) of the Internal Revenue Code;

permit any reportable event (as defined in Section 4043 of ERISA) to occur;

(G) withdraw, or permit any ERISA Affiliate to withdraw, from any Pension Plan during a plan year for which Borrower or any ERISA Affiliate of Borrower is a substantial employer with respect to such plan if Borrower or such ERISA Affiliate of Borrower would incur liability to the PBGC with respect to such plan under Sections 4063 or 4064 of ERISA; or

withdraw, or permit any ERISA Affiliate of Borrower to withdraw, from anyMultiemployer Plan if a withdrawal liability would result to Borrower or any ERISA Affiliate of Borrower pursuant to Section 4201 of ERISA.

Fiscal Year.  Borrower shall not change its Fiscal Year.

Subsidiaries.  Borrower shall not form or acquire any Subsidiaries.

Financial Covenants.  Borrower shall not:


(A) Debt Coverage Ratio. Permit its Debt Coverage Ratio for any twelve month period ending with the last day of a fiscal quarter ending on or after July 31, 1997 to be less than 2.5 to 1.0. As used herein the term "Debt Coverage Ratio" shall mean for any period, without duplication, Borrower's ratio of (A) EBIDA to (B) an amount equal to the sum of the following for such period: (i) the sum of interest expense; plus (ii) the sum of all principal payments on Indebtedness, other than required principal payments on the

Revolving Loan; plus (iii) the aggregate amount of all Dividends and Distributions (except to the extent the same are payable solely in capital stock of Borrower).

Leverage Ratio. Permit its Leverage Ratio to at any time exceed .875 toAs used herein the term "Leverage Ratio" shall mean, at any time, Borrower's ratio of Indebtedness to net worth at such time.

Environmental.


(A) Borrower shall not (i) fail to comply with any and all present and future Environmental Laws unless and to the extent contested by Borrower in accordance with the provisions of Subsection 8.16 (B) below, (ii) release, store, treat, handle, generate, discharge or dispose of any Hazardous Materials on, under or from any Property in violation of or in a manner that Borrower reasonably expects could result in any liability under any Environmental Law, and (iii) fail to take any necessary steps to initiate and expeditiously complete all remedial, corrective and other action to eliminate any such effect. Agent shall have the right at any time that the Liabilities are outstanding but not more than once every year, at the sole cost and expense of Agent and each Lender, to conduct an environmental audit of the Mortgaged Property by such Persons appointed by Agent, and Borrower shall cooperate in all respects in the conduct of such environmental audit, including, without limitation, by providing access to the Mortgaged Property and to all records relating thereto; provided, however, that if (1) such audit reveals any non-compliance by Borrower with the terms of this Subsection 8.16 or (2) there exists at the time of such audit any Event of Default, then all costs and expenses incurred by Agent or the Lenders in connection such environmental audit shall be immediately due and payable by Borrower to Agent upon Agent's demand therefor and if not then paid shall accrue interest at the Post-Default Rate. To the extent that any environmental audit identifies conditions which do not satisfy the covenants of this Subsection 8.16, Borrower agrees, within thirty (30) days after receipt of the Non-Compliance Notice, to initiate and thereafter continue with due diligence all reasonable steps to correct any failure to comply with such covenants. Borrower shall indemnify and hold Agent and each Lender harmless from and against all loss, cost, damage or expense (including, without limitation, reasonable attorneys' fees and disbursements and the allocated costs of staff counsel) that Borrower or such Lender may sustain by reason of the assertion against Agent or such Lender by any party of any claim relating to any Hazardous Materials on, under or from any Property or actions taken with respect thereto as authorized hereunder. The foregoing indemnification shall survive repayment of all Liabilities and any release or assignment of any Financing Agreement.

(B) Borrower may at its own expense contest the amount or applicability of any of the obligations described in Subsection 8.16(A) by appropriate legal proceedings, prosecution of which operates to prevent the collection or enforcement thereof and the sale or forfeiture of any Property or any part thereof to satisfy such obligations; provided, however, that in connection with such contest, Borrower shall have made provision for the payment or performance of such contested obligation on Borrower's books if and to the extent required by GAAP or, at the option of Agent, deposited with Agent to hold for the benefit of Borrower a sum sufficient to pay and discharge such obligation and Agent's estimate of all interest and penalties related thereto. Any such deposit (and any income earned thereon) not otherwise needed or used to pay such obligation, interest or penalties after the same shall be finally determined shall be promptly returned to Borrower. Notwithstanding the foregoing provisions of this Subsection 8.16(B), (i) no contest of any such obligations may be pursued by Borrower if such contest would expose Agent or any Lender to any possible criminal liability or, unless Borrower shall have furnished a bond or other security therefor satisfactory to Agent or such Lender, as the case may be, any civil liability for failure to comply with such obligations and (ii) if at any time payment or performance of any obligation contested by Borrower pursuant to this Subsection 8.16(B) shall become necessary to prevent the delivery of a tax or similar deed conveying any Property or any portion thereof or the forfeiture of, or termination of Borrower's interest in, any Property or any portion thereof because of nonpayment or nonperformance, Borrower shall pay or perform the same, in sufficient time to prevent the delivery of such tax or similar deed or such termination or forfeiture.

8.17 Disposal of Property. Borrower shall not sell, lease, transfer or otherwise dispose of any of the Collateral or any of its other properties, assets and rights to any Person, except for (i) sales of Inventory to customers in the ordinary course of business and (ii) the sale of Equipment in the ordinary course of Borrower's business at any time when no Default or Event of Default has occurred and is continuing; provided that Borrower shall not sell Equipment with an aggregate value greater than $500,000 during any Fiscal Year without the consent of the Required Lenders (provided that no Lender shall unreasonably withhold its consent to such a sale). The term "value" as used in this Subsection 8.17 shall mean, as to any item of Equipment, the greater of
(a) the proceeds received for such items of Equipment upon disposition (net of taxes and reasonable expenses incurred by Borrower in connection with such disposition) or (b)(i) if such item is listed on the equipment appraisal delivered to Agent in June, 1997 (the "Appraisal"), the appraised "orderly liquidation value" set forth for such item thereon, or (ii) if such item is not listed on the Appraisal, Borrower's net book value for such item.


8.18 Inventory Covenants. Except as permitted by Subsection 3.13, Borrower shall not sell any of the Inventory on a bill-and-hold, guaranteed sale, sale-or-return, sale on approval or consignment basis or any other basis subject to a repurchase obligation or return right (other than Borrower's customary practice of accepting returns of Inventory within stated time periods as such practice is now in effect as heretofore described to Agent). Except as permitted by Subsection 3.17, Borrower shall not hold any inventory of others, whether on a consignment basis or otherwise, except that Borrower may from time to time accept inventory of third parties for tolling provided that (i) it is performed by Borrower on a sporadic, exceptional basis, and (ii) the goods are not included in Borrower's Inventory.

DEFAULT, RIGHTS AND REMEDIES OF LENDERS AND AGENT.

Defaults.  If any of the following events ("Defaults") shall occur:

(A) Borrower fails to pay (i) any of its Liabilities (other than interest or fees) when such Liabilities are due or are declared due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) or any of its Liabilities constituting interest or fees within two days of the date such Liabilities are due or declared due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise);

(B) Borrower fails or neglects to perform, keep or observe any of its covenants, conditions or agreements contained in any of the other Financing Agreements or Borrower fails or neglects to perform, keep or observe any of its covenants, conditions or agreements contained in:

(i) Subsection 7.2 above and such failure shall continue for more than 24 hours after notice of such failure by Agent to Borrower;


(ii) Subsection 3.1 above and such failure shall continue for three (3) Business Days; provided that such grace period shall not apply, and a Default shall be deemed to have occurred promptly upon such breach, if such breach may not, in Agent's reasonable determination, be cured during such grace period;

Subsections 7.1 (other than clause (E) thereof), 7.3 (other than clause thereof), or 7.8 above and such failure shall continue for five (5) days; provided that such grace period shall not apply, and a Default shall be deemed to have occurred promptly upon such breach, if such breach may not, in Agent's reasonable determination, be cured during such grace period;


(iv) Subsection 7.6 above and such failure shall continue for 14 days after Borrower knew or should have known thereof; provided that such grace period shall not apply, and a Default shall be deemed to have occurred promptly upon such breach, if such breach may not, in Agent's reasonable determination, be cured during such grace period;

(v) Subsections 7.4, 7.5, 7.10 or 7.12 and such failure shall continue for thirty (30) days (such 30 days to begin solely for the purposes of a failure to comply with Subsection 7.4, when Borrower knew or should have known of such failure); provided that such grace period shall not apply, and a Default shall be deemed to have occurred promptly upon such breach, if such breach may not, in Agent's reasonable determination, be cured during such grace period; and


(vi)  any other covenant, condition or agreement contained in this Agreement;

(C) any warranty or representation now or hereafter made by Borrower is untrue or incorrect in any material respect when made, or any schedule, certificate, statement, report, financial data, notice, or writing furnished at any time by Borrower to Agent or any Lender is untrue or incorrect in any material respect on the date as of which the facts set forth therein are stated or certified or any of the foregoing omits to state a fact necessary to make the statements therein contained not misleading in any material respect;

(D) a judgment or order requiring payment in excess of $250,000 (except for judgments which are not a lien on personal property and which are being contested by Borrower in good faith) shall be rendered against Borrower and such judgment or order shall remain unsatisfied or undischarged and in effect for thirty (30) consecutive days without a stay of enforcement or execution, provided that this Subsection 9.1(D) shall not apply to any judgment for which Borrower is fully insured (except for normal deductibles in connection therewith) and with respect to which the insurer has assumed the defense and is not defending under reservation of right and with respect to which Agent reasonably believes the insurer will pay the full amount thereof (except for normal deductibles in connection therewith);


(E) a notice of lien, levy or assessment is filed or recorded with respect to all or a substantial part of the assets of Borrower by the United States, or any department, agency or instrumentality thereof, or by any state, county, municipality or other governmental agency or any taxes or debts owing at any time or times hereafter to any one or more of them become a lien upon all or a substantial part of Borrower's Collateral, and (i) such lien, levy or assessment is not discharged or released or the enforcement thereof is not stayed within thirty (30) days of the notice or attachment thereof, or (ii) if the enforcement thereof is stayed, such stay shall cease to be in effect, provided that this Subsection 9.1(E) shall not apply to any liens, levies or assessments which relate to current taxes not yet due and payable;

(F) there shall occur any loss, theft, substantial damage or destruction of any item or items of Borrower's Collateral for which Borrower is not fully insured as required by this Agreement, the other Financing Agreements or any guarantee (a "Loss"), if the amount of such Loss not fully covered by insurance (including any deductible in connection therewith), together with the amount of all other Losses not fully covered by insurance (including any deductibles in connection therewith) occurring in the same Fiscal Year, exceeds $250,000;

(G) all or any part of Borrower's Collateral is attached, seized, subjected to a writ or distress warrant, or is levied upon, or comes within the possession of any receiver, trustee, custodian or assignee for the benefit of creditors and on or before the thirtieth (30th) day thereafter such assets are not returned to Borrower and/or such writ, distress warrant or levy is not dismissed, stayed or lifted if the amount of such Collateral or assets or collateral, together with any other such Collateral, assets and collateral that is so attached, seized, subjected to writ or distress warrant or levied upon, exceeds $250,000 at any time;

(H) a proceeding under any bankruptcy, reorganization, arrangement of debt, insolvency, readjustment of debt or receivership law or statute is filed (i) against Borrower and an adjudication or appointment is made or order for relief is entered, or such proceeding remains undismissed for a period in excess of sixty (60) days, or (ii) by Borrower or Borrower makes an assignment for the benefit of creditors or Borrower takes any corporate action to authorize any of the foregoing;

(I) Borrower voluntarily or involuntarily dissolves or is dissolved, terminates or is terminated;


(J) Borrower becomes insolvent or fails generally to pay its debts as they become due;

(K) Borrower is enjoined, restrained, or in any way prevented by the order of any court or any administrative or regulatory agency from conducting all or any part of its business affairs;


(L) a breach by Borrower shall occur under any material agreement, document or instrument (other than an agreement, document or instrument evidencing the lending of money), whether heretofore, now or hereafter existing between Borrower and any other Person, and such breach continues unwaived for more than thirty (30) days after such breach first occurs, provided that such grace period shall not apply, and a Default shall be deemed to have occurred promptly upon such breach, if such breach may not, in Agent's reasonable determination, be cured by Borrower during such thirty (30) day grace period;

(M) as to more than $250,000 in Indebtedness in the aggregate at any time (i) Borrower shall fail to make any payment due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) on any other obligation for borrowed money and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Indebtedness; or (ii) any such Indebtedness shall be declared to be due and payable or required to be prepaid (other than by a regularly scheduled required prepayment) or accelerated prior to the stated maturity thereof;

a material and adverse change shall occur (i) in the present or reasonably foreseeable prospective operations or financial condition of Borrower or in the value of any material portion of the Collateral, or (ii) which materially impairs the ability of Borrower to perform Borrower's obligations under this Agreement and the other Financing Agreements, in each case as determined by the Required Lenders in its sole discretion exercised in Good Faith;

(O) (i) F. William Weber and Dana S. Weber shall fail to possess the power to direct or cause the direction of the management and policies of Borrower, (ii)
F. William Weber, Martha A. Weber, Dana S. Weber, Kimberly A.W. Frank, Ashley Roye Weber or any of their lineal descendants shall cease to own beneficially (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) 35% of the combined voting power of all classes of capital stock of Borrower having the power to elect directors of Borrower or (iii) any Change of Control (as defined in the Officer Employment Contracts, dated as of December 31, 1996, between Borrower and each of F. William Weber and Dana S. Weber, as such agreements are in effect on January 1, 1997) shall occur;

(P) the plan administrator of any Pension Plan applies under Section 412(d) of the Internal Revenue Code for a waiver of the minimum funding standards of
Section 412(a) of the Internal Revenue Code and Agent in good faith believes that the approval of such waiver could subject either Borrower or an ERISA Affiliate of Borrower to liability in excess of $100,000;

(Q) an accumulated funding deficiency (as defined in Section 203 of ERISA and Section 412 of the Code) exists with respect to any Pension Plan as of the last day of any plan year;


(R) as of the last day of any plan year, the present value of the benefits under any Pension Plan, as determined by such Plan's independent actuaries, exceeds the value as of such date, as determined by such actuaries, of all assets of such Plan by $100,000;

the aggregate present value of the benefits under all Pension Plans that do not satisfy clause (R) above, as of the end of each Plan's plan year, as determined by such Plans' independent actuaries, exceeds the aggregate value as of such date, as determined by such actuaries, of all assets of all such Pension Plans by $100,000; or

a Termination Event occurs which Agent in Good Faith believes could individually, or together with any other Termination Event subject either Borrower or an ERISA Affiliate of Borrower to liability in excess of $100,000;


then Agent shall, upon the written, telecopied or telex request of the Required Lenders, upon notice to Borrower take any or all of the following actions, without prejudice to the rights of Agent, any Lender or the holder of any Revolving Note or Term Note to enforce its claim against Borrower, (i) terminate Lenders' obligations to make Revolving Loans to Borrower pursuant to Subsection 2.2 and the obligation of Agent to request the Issuing Bank to issue any Letters of Credit and the obligation of the Issuing Bank to issue any Letter of Credit pursuant to Subsection 2.19, and/or (ii) declare all of the Liabilities to be immediately due and payable, whereupon all of the Liabilities shall become immediately due and payable, except that in the event a Default described in Subsection 9.1(H) or 9.1(I) hereof shall exist or occur, all of the Liabilities shall automatically, without notice of any kind, be immediately due and payable.

If at any time after acceleration of the maturity of the Liabilities, Borrower shall pay all arrears of interest and all payments on account of principal of the Liabilities which shall have become due otherwise than by acceleration (with interest on principal and, to the extent permitted by law, on overdue interest, at the rates specified in this Agreement) and all Events of Default and Defaults (other than nonpayment of principal of and accrued interest on the Liabilities due and payable solely by virtue of acceleration) shall be remedied or waived, then by written notice to Borrower, the Required Lenders may elect, in the sole discretion of such Required Lenders, to rescind and annul the acceleration of its consequences and return any cash collateral; but such action shall not affect any subsequent Default or Event of Default or impair any right or remedy consequent thereon. The provisions of the preceding sentence are intended merely to bind Lenders to a decision which may be made at the election of the Required Lenders; they are not intended to benefit Borrower and do not give Borrower the right to require Lenders to rescind or annul any acceleration hereunder or to return any cash collateral, even if the conditions set forth herein are met.


9.2 Rights and Remedies Generally. In the event of a Default, Agent shall have, in addition to any other rights and remedies contained in this Agreement or in any of the other Financing Agreements, all of the rights and remedies of a secured party under the Code or other applicable laws. All of the rights and remedies of Agent and each Lender, whether under this Agreement, the other Financing Agreements, the Code or other applicable laws or otherwise, shall be cumulative, and non-exclusive, to the extent permitted by law. In addition to all such rights and remedies, the sale, lease or other disposition of the Collateral, or any part thereof, by Agent after Default may be for cash, credit or any combination thereof, and Agent or any Lender may purchase all or any part of the Collateral at public or, if permitted by law, private sale, and in lieu of actual payment of such purchase price, may set-off the amount of such purchase price against the Liabilities then owing. Any sales of the Collateral may be adjourned from time to time with or without notice. Agent may, in its sole discretion, cause the Collateral to remain on the premises of Borrower, at Borrower's expense, pending sale or other disposition of the Collateral. Agent shall have the right to conduct such sales on such premises, at Borrower's expense, or elsewhere, on such occasion or occasions as Agent may see fit.

9.3 Entry Upon Premises and Access to Information. In the event of a Default, Agent shall have the right to enter upon the premises of Borrower where the Collateral is located (or is believed to be located) without any obligation to pay rent to Borrower, or any other place or places where the Collateral is believed to be located and kept, and render the Collateral unusable or remove the Collateral therefrom to the premises of Agent, any Lender or any agent of Agent or any Lender, for such time as Agent may desire, in order effectively to collect or liquidate the Collateral, and/or Agent may require Borrower to assemble the Collateral and make it available to Agent or any Lender at a place or places to be designated by Agent. In the event of a Default, Agent shall have the right to obtain access to data processing equipment, computer hardware and software of Borrower relating to the Collateral and to use all of the foregoing and the information contained therein in any manner Agent deems appropriate; and Agent shall have the right to notify post office authorities to change the address for delivery of mail of Borrower to an address designated by Agent and to receive, open and deal with all mail addressed to Borrower.


9.4 Sale or Other Disposition of Collateral by Agent. Any notice required to be given by Agent of a sale, lease or other disposition or other intended action by Agent with respect to any of the Collateral which is deposited in the

United States mails, postage prepaid and duly addressed to Borrower at the address specified in Subsection 11.17 hereof, at least ten (10) Business Days prior to such proposed action shall constitute fair and reasonable notice of any such action. The net proceeds realized by Agent upon any such sale or other disposition, after deduction for the expense of retaking, holding, preparing for sale, selling or the like and the reasonable attorneys' fees and legal expenses incurred by Agent in connection therewith, shall be applied as provided herein toward satisfaction of the Liabilities, including, without limitation, the Liabilities described in Subsections 7.5 and 11.2 hereof.
Agent and Lenders shall account to Borrower for any surplus realized upon such sale or other disposition, and Borrower shall remain liable to Agent and each Lender for any deficiency. The commencement of any action, legal or equitable, or the rendering of any judgment or decree for any deficiency shall not affect Agent's security interest in the Collateral until the Liabilities are fully paid. Borrower agrees that neither Agent nor any Lender has obligation to preserve rights to the Collateral against any other parties. Agent is hereby granted a license or other right to use, without charge, labels, patents, copyrights, rights of use of any name, trade secrets, trade names, trademarks, service marks and advertising matter, or any property of a similar nature of Borrower, as it pertains to the Collateral, in completing production of, advertising for sale and selling any Collateral and rights under all licenses and all franchise agreements of Borrower shall inure to Agent's benefit until the Liabilities are paid.

9.5     Waiver of Demand.     Demand, presentment, protest and notice of
nonpayment are hereby waived by Borrower. Borrower also waives the benefit of all valuation, appraisal and exemption laws.

9.6     Waiver of Notice.     UPON THE OCCURRENCE AND DURING THE CONTINUANCE
OF A DEFAULT, BORROWER (PURSUANT TO AUTHORITY GRANTED BY ITS BOARD OF DIRECTORS) HEREBY WAIVES ALL RIGHTS TO NOTICE AND HEARING OF ANY KIND PRIOR TO THE EXERCISE BY AGENT OR ANY LENDER OF ITS RIGHTS TO REPOSSESS THE COLLATERAL WITHOUT JUDICIAL PROCESS OR TO REPLEVY, ATTACH OR LEVY UPON THE COLLATERAL WITHOUT PRIOR NOTICE OR HEARING. BORROWER ACKNOWLEDGES THAT IT HAS BEEN ADVISED BY COUNSEL OF ITS CHOICE WITH RESPECT TO THIS TRANSACTION AND THIS AGREEMENT.


AGENT

Appointment of Agent.

(A) Each Lender hereby designates ANB as Agent to act as herein specified. Each Lender hereby irrevocably authorizes, and each holder of any Note or participation in any Letter of Credit by the acceptance of a Note or participation shall be deemed irrevocably to authorize, Agent to take such action on its behalf under the provisions of this Agreement and the Notes and any other instruments and agreements referred to herein and to exercise such powers and to perform such duties hereunder and thereunder as are specifically delegated to or required of Agent by the terms hereof and thereof and such other powers as are reasonably incidental thereto. Agent shall hold all Collateral and all payments of principal, interest, Fees, charges and Expenses received pursuant to this Agreement or any other Financing Agreements for the benefit of Lenders and the Issuing Bank to be distributed as provided herein. Agent may perform any of its duties hereunder by or through its agents or employees.


(B) The provisions of this Section 10 are solely for the benefit of Agent, Lenders and the Issuing Bank, and Borrower shall not have any rights as a third party beneficiary of any of the provisions hereof (other than Subsection

10.9) nor shall Borrower have any obligations under this Section 10. In performing its functions and duties under this Agreement, Agent shall act solely as agent of Lenders and does not assume and shall not be deemed to have assumed any obligation toward or relationship of agency or trust with or for Borrower.

102. Nature of Duties of Agent. Agent shall have no duties or responsibilities except those expressly set forth in this Agreement and the other Financing Agreements. Neither Agent nor any of its officers, directors, employees or agents shall be liable for any action taken or omitted by it as such hereunder or in connection herewith, unless caused by its or their own gross negligence or willful misconduct. The duties of Agent shall be mechanical and administrative in nature; Agent shall not have by reason of this Agreement or the other Financing Agreements a fiduciary relationship in respect of any Lender; and nothing in this Agreement or the other Financing Agreements, expressed or implied, is intended to or shall be so construed as to impose upon Agent any obligations in respect of this Agreement or the other Financing Agreements except as expressly set forth herein or therein.

Lack of Reliance on Agent.

(A) Independently and without reliance upon Agent, each Lender, to the extent it deems appropriate, has made and shall continue to make (i) its own independent investigation of the financial or other condition and affairs of Borrower in connection with the taking or not taking of any action in connection herewith and (ii) its own appraisal of the creditworthiness of Borrower, and, except as expressly provided in this Agreement, Agent shall have no duty or responsibility, either initially or on a continuing basis, to provide any Lender with any credit or other information with respect thereto, whether coming into its possession before the making of any Loan, Advance or issuance of any Letter of Credit or at any time or times thereafter.

(B) Agent shall not be responsible to any Lender for any recitals, statements, information, representations or warranties herein or in any document, certificate or other writing delivered in connection herewith or for the execution, effectiveness, genuineness, validity, enforceability, collectibility, priority or sufficiency of this Agreement, the Notes or the other Financing Agreements or the financial or other condition of Borrower. Agent shall not be required to make any inquiry concerning either the performance or observance of any of the terms, provisions or conditions of this Agreement, the Notes or any of the other Financing Agreements, or the financial condition of Borrower, or the existence or possible existence of any Default or Event of Default, unless specifically requested to do so in writing by any Lender.


10.4 Certain Rights of Agent. Agent shall have the right to request instructions from the Required Lenders at any time. If Agent shall request instructions from the Required Lenders with respect to any act or action (including the failure to act) in connection with this Agreement or any of the other Financing Agreements, Agent shall be entitled to refrain from such act or taking such action unless and until Agent shall have received instructions from the Required Lenders, and Agent shall not incur liability to any Person by reason of so refraining. Without limiting the foregoing, no Lender shall have any right of action whatsoever against Agent as a result of Agent acting or refraining from acting hereunder in accordance with the instructions of the Required Lenders.

Reliance by Agent. Agent shall be entitled to rely, and shall be fully protected in relying, upon any note, writing, resolution, notice, statement, certificate, telex, teletype or telecopier message, cablegram, radiogram, order or other documentary, teletransmission or telephone message believed by it to be genuine and correct and to have been signed, sent or made by the proper person. Agent may consult with legal counsel (including counsel for Borrower with respect to matters concerning Borrower and any of its Subsidiaries), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken by it in Good Faith in accordance with the advice of such counsel, accountants or experts.

10.6 Indemnification of Agent. To the extent Agent is not reimbursed and indemnified by Borrower, each Lender will reimburse and indemnify Agent, in proportion to its Proportionate Share, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses (including counsel fees and disbursements) or disbursements of any kind or nature whatsoever (including all Expenses) which may be imposed on, incurred by or asserted against Agent in performing its duties hereunder, in any way relating to or arising out of this Agreement, provided that no Lender shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from Agent's gross negligence or willful misconduct.

10.7 Agent in its Individual Capacity. With respect to its obligation to lend under this Agreement, any Loans made by it and the Notes issued to it, and its participation in Letters of Credit issued hereunder, or its issuance as the Issuing Bank of any Letter of Credit, Agent in its individual capacity shall have the same rights and powers hereunder as any other Lender or holder of a Note or participation interests or the Issuing Bank, as the case may be and may exercise the same as though it was not performing the duties specified herein; and the terms "Lenders," "Required Lenders," "Holders of Notes," or "Issuing Bank" or any similar terms shall, unless the context clearly otherwise indicates, include Agent in its individual capacity. Subject to Subsection 10.13 hereof, Agent in its individual capacity may accept deposits from, lend money to, acquire equity interests in, and generally engage in any kind of banking, trust, financial advisory or other business with Borrower or any Affiliate of Borrower as if it were not performing the duties specified herein, and may accept fees and other consideration from Borrower for services in connection with this Agreement and otherwise without having to account for the same to Lenders.


10.8 Holders of Revolving Notes. Agent may deem and treat the original named payee of any Note as the owner thereof for all purposes hereof unless and until a written notice of the assignment or transfer thereof shall have been filed with Agent. Any request, authority or consent of any Person who, at the time of making such request or giving such authority or consent, is the holder of any Note, shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note or Notes issued in exchange therefor.

Successor Agent.



(A) Agent may, upon five (5) Business Days' notice to Lenders and Borrower, resign at any time (effective upon the appointment of a successor Agent pursuant to the provisions of this Subsection 10.9) by giving written notice thereof to Lenders and Borrower. Upon any such resignation, the Required Lenders shall have the right, upon five (5) days' notice and approval by Borrower (which approval shall not be unreasonably withheld), to appoint a successor Agent. If no successor Agent (i) shall have been so appointed by the Required Lenders, and (ii) shall have accepted such appointment, within thirty (30) days after the retiring Agent's giving of notice of resignation, then, upon five (5) days' notice, the retiring Agent may, on behalf of Lenders, appoint a successor Agent. In the event that Agent ceases to be, in its individual capacity, a Lender whose aggregate holding of outstanding Term Loans and Revolving Loans plus the amount of its Revolving Loan Commitment (net of the principal amount of its outstanding Revolving Loans) plus the amount of its Revolving Proportionate Share of Letter of Credit Obligations equals or exceeds $10,000,000 then such Agent may be removed by the Required Lenders (other than Agent in its capacity as a Lender or as the Issuing Bank and without giving effect to any portion of the Loans or Revolving Credit Commitment made by Agent in its capacity as a Lender or Letter of Credit issued by Agent in its capacity as the Issuing Bank) provided that the Required Lenders concurrently appoint a successor Agent to which Borrower consents (which consent shall not be unreasonably withheld).


(B) Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation hereunder as Agent, the provisions of this Section 10 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

(C) In the event of a material breach by Agent of its duties hereunder, Agent may be removed by the Required Lenders (other than Agent in its capacity as a Lender or as the Issuing Bank and without giving effect to any portion of the Loans or Revolving Credit Commitment made by Agent in its capacity as a Lender or Letters of Credit issued by Agent in its capacity as the Issuing
Bank) for cause and the provisions of this Subsection 10.9 shall apply to the appointment of a successor Agent.


(D) If ANB is removed or resigns as Agent, ANB shall no longer be required to act as the Issuing Bank with respect to Letters of Credit issued after the effective date of its removal or resignation.

Collateral Matters.

(A) Each Lender authorizes and directs Agent to enter into the Financing Agreements for the benefit of Lenders. Each Lender hereby agrees, and each holder of any Note by the acceptance thereof will be deemed to agree, that, except as otherwise set forth herein, any action taken by the Required Lenders in accordance with the provisions of this Agreement or the Financing Agreements and the exercise by the Required Lenders of the powers set forth herein or therein, together with such other powers as are reasonably incidental thereto, shall be authorized and binding upon all of Lenders. Agent is hereby authorized on behalf of all of Lenders, without the necessity of any notice to or further consent from any Lender, from time to time prior to a Default, to take any action with respect to any Collateral or Financing Agreements which may be necessary to perfect and maintain perfected the security interest in and Liens upon the Collateral granted pursuant to any of the Financing Agreements.

(B) Lenders hereby authorize Agent to release any Lien granted to or held by Agent upon any Collateral upon termination of this Agreement and the Revolving Credit Commitments and payment and satisfaction of all of the

Liabilities at any time arising under or in respect of this Agreement and the other Financing Agreements or the transactions contemplated hereby or thereby. In addition, Lenders hereby authorize Agent to release any Lien granted to or held by Agent upon any Collateral (i) constituting property being sold or disposed of upon receipt of the proceeds of such sale by Agent if Borrower certifies to Agent that the sale or disposition is made in compliance with Subsection 8.17 hereof (and Agent may rely conclusively on any such certificate, without further inquiry), or (ii) constituting Collateral with a value as certified to Agent by Borrower of less than $1,000,000 in the aggregate in any Fiscal Year (and Agent may rely conclusively on any such certificate, without further inquiry). Upon request by Agent at any time, Lenders will confirm in writing Agent's authority to release particular types or items of Collateral pursuant to this Subsection 10.10.


(C) Upon the release of any Lien in accordance with Subsection 10.10(B), and upon at least five (5) Business Days' prior written request by Borrower, Agent shall (and is hereby irrevocably authorized by Lenders to) execute such documents as may be necessary to evidence the release of such Liens; provided that (i) Agent shall not be required to execute any such document on terms which, in Agent's reasonable opinion, would expose Agent to liability or create any obligation or entail any consequence other than the release of such Liens without recourse or warranty and (ii) such release shall not in any manner discharge, affect or impair the Liabilities or any Liens upon (or obligations of Borrower in respect of) all interests retained by Borrower, including (without limitation) the proceeds of the sale, all of which shall continue to constitute part of the Collateral. In the event of any sale or transfer of Collateral, or any foreclosure with respect to any of the Collateral, Agent shall be authorized to deduct all of the Expenses reasonably incurred by Agent from the proceeds of any such sale, transfer or foreclosure.

(D) Agent shall have no obligation whatsoever to Lenders or to any other Person to assure that the Collateral exists or is owned by Borrower or any other Person or is cared for, protected or insured or that the Liens granted to Agent herein or pursuant hereto have been properly or sufficiently or lawfully created, perfected, protected or enforced or are entitled to any particular priority, or to exercise or to continue exercising at all or in any manner or under any duty of care, disclosure or fidelity any of the rights, authorities and powers granted or available to Agent in this Subsection 10.10 or in any of the Financing Agreements it being understood and agreed that in respect of the Collateral, or any act, omission or event related thereto, Agent may act in any manner it may deem appropriate, in its sole discretion, given Agent's own interest in the Collateral as one of Lenders and that Agent shall have no duty or liability whatsoever to Lenders, except for its gross negligence or willful misconduct.

10.11 Actions with Respect to Defaults. In addition to Agent's right to take actions on its own accord as permitted under this Agreement, Agent shall take such action with respect to a Default or Event of Default as shall be directed by the Required Lenders; provided that until Agent shall have received such directions, Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable.

10.12 Delivery of Information. Agent shall not be required to deliver to any Lender originals or copies of any documents, instruments, notices, communications or other information received by Agent from Borrower, the

Required Lenders, any Lender or any other Person under or in connection with this Agreement or any other Financing Agreement except (i) as specifically provided in this Agreement or any other Financing Agreement and (ii) as specifically requested from time to time in writing by any Lender with respect to a specific document, instrument, notice or other written communication received by and in the possession of Agent at the time of receipt of such request and then only in accordance with such specific request.

10.13 Loans by Lenders. Without the prior written consent of the Required Lenders, no Lender shall extend credit to Borrower or any of its Subsidiaries (other than credit that is incidental to the maintenance of deposit accounts) except pursuant to this Agreement.


10.14 Allocation of Payments. Prior to the occurrence of a Default described in Subsection 9.1 (H), or acceleration of the maturity of the Liabilities, payments on the Liabilities shall be allocated to Lenders as follow: (i) payments of principal of, and interest on, the Term Loans and Prepayment Fees relating to the prepayment of Term Loans shall be allocated to Lenders based on their respective Term Proportionate Share, and (ii) payments of principal of, and interest on, the Revolving Loans, the Facility Fees, the L/C Fees and the Commitment Reduction Fees relating to any reduction in the Total Revolving Commitments shall be based on their respective Revolving Proportionate Share, subject to Subsection 2.5. Subject to Subsections 2.5 and 2.7, after the occurrence and during the continuance of a Default described in Subsection 9.1(H) or after the acceleration of the maturity of the Liabilities, payments of principal of, and interest on, all Loans shall be allocated to Lenders based on their respective Proportionate Share; provided that Liabilities with respect to the Interest Rate Obligations shall be secured and paid pro rata with all other Liabilities.

MISCELLANEOUS.


11.1 Waiver, Amendments. Any failure by Agent, the Issuing Bank or any Lender, at any time or times hereafter, to require strict performance by Borrower of any provision of this Agreement or any of the other Financing Agreements shall not waive, affect or diminish any right of Agent, the Issuing Bank or any Lender thereafter to demand strict compliance and performance therewith. Any suspension or waiver of a Default by Borrower under this Agreement or any of the other Financing Agreements shall not suspend, waive or affect any other Default by Borrower under this Agreement or any of the other Financing Agreements, whether the same is prior or subsequent thereto and whether of the same or of a different kind or character. No amendment or waiver of any provision of this Agreement or any other Financing Agreement, nor consent to any departure by Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Required Lenders (or by Agent on their behalf), or if Lenders shall not be parties thereto, by the parties thereto and consented to by the Required Lenders (or by Agent on their behalf), and each such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided that no amendment, waiver or consent shall, unless in writing and signed by all Lenders, do any of the following: (i) increase the Total Revolving Commitments of Lenders or subject Lenders to any additional obligations, (ii) except as otherwise expressly provided in this Agreement, reduce the principal of, or interest on, the Notes, any Letter of Credit reimbursement obligations or any fees hereunder, (iii) postpone any date fixed for any payment in respect of principal of, or interest on, the Notes, any Letter of Credit reimbursement obligations or any fees hereunder, (iv) change the percentage of the Revolving Credit Commitments, or any minimum requirement, necessary for Lenders or the Required Lenders to take any action hereunder, (v) amend or waive this Subsection 11.1, or change the definition of Required Lenders, (vi) extend the Termination Date, or (vii) except as otherwise expressly provided in this Agreement (including without limitation as provided in Subsection 10.10(B) hereof), and other than in connection with the financing, refinancing, sale or other disposition of any asset of Borrower permitted under this Agreement, release any Liens in favor of Agent on all or any substantial portion of the Collateral; provided, further, that no amendment, waiver or consent affecting the rights or duties of Agent or the Issuing Bank under any Financing Agreements shall in any event be effective, unless in writing and signed by Agent or the Issuing Bank, in addition to Lenders required hereinabove to take such action. Notwithstanding any of the foregoing to the contrary, the consent of Borrower shall not be required for any amendment, modification or waiver of the provisions of Section 10 (other than the provisions of Subsection 10.9). In addition, Borrower and Lenders hereby authorize Agent to modify this Agreement by unilaterally amending or supplementing Schedule 1 from time to time in the manner requested by Borrower, Agent or any Lender in order to reflect any assignments or transfers of the Loans, and reductions in the Total Revolving Commitment as provided for hereunder; provided, however, that Agent shall promptly deliver a copy of any such modification to Borrower and each Lender. All Defaults shall continue until the same are waived in accordance with this Subsection 11.1.

11.2 Costs and Attorneys' Fees. If at any time or times hereafter Agent employs counsel in connection with protecting or perfecting Agent's security interest in the Collateral or in connection with any matters contemplated by or arising out of this Agreement or any of the other Financing Agreements, whether (a) to prepare, negotiate or execute (i) any amendment to or modification or extension of this Agreement, any other Financing Agreements or any instrument, document or agreement executed by any Person in connection with the transactions contemplated by this Agreement, (ii) any new or supplemental Financing Agreements, or any instrument, document or agreement to be executed by any Person in connection with the transactions contemplated by this Agreement, or (iii) any instrument, document or agreement in connection with any sale or attempted sale of any interest herein to any Person, including any participant, (b) to commence, defend, or intervene in any litigation or to file a petition, complaint, answer, motion or other pleadings, (c) to take any other action in or with respect to any suit or proceeding (bankruptcy or otherwise), (d) to consult with officers of Agent or to advise Agent, (e) to protect, collect, lease, sell, take possession of, release or liquidate any of the Collateral, or (f) to attempt to enforce or to enforce any security interest in any of the Collateral, or to enforce any rights of Agent or any Lender, including, without limitation, Agent's or any Lender's rights to collect any of the Liabilities, then in any of such events, all of the reasonable attorneys' fees arising from such services, and any expenses, costs and charges relating thereto, including, without limitation, all reasonable fees of all paralegals and other staff employed by such attorneys, together with interest following demand for payment thereof at the from time to time rate applicable to Base Rate Advances, shall be part of the Liabilities, payable on demand and secured by the Collateral.

11.3 Expenditures. In the event Borrower shall fail to pay taxes, insurance, assessments, costs or expenses which Borrower is, under any of the terms hereof, required to pay, or fail to keep the Collateral free from other Liens, except as permitted herein, Agent or the Required Lenders may, in its or their sole discretion, make expenditures for any or all of such purposes, and the amount so expended, together with interest thereon at the rate applicable to

Base Rate Advances, shall be part of the Liabilities, payable on demand and secured by the Collateral.


11.4 Custody and Preservation of Collateral. Agent shall be deemed to have exercised reasonable care in the custody and preservation of any of the Collateral in its possession if it takes such action for that purpose as Borrower shall request in writing, but failure by Agent to comply with any such request shall not of itself be deemed a failure to exercise reasonable care, and no failure by Agent to preserve or protect any right with respect to such Collateral against prior parties, or to do any act with respect to the preservation of such Collateral not so requested by Borrower shall of itself be deemed a failure to exercise reasonable care in the custody or preservation of such Collateral.

11.5 Reliance by Lenders. All covenants, agreements, representations and warranties made herein by Borrower shall, notwithstanding any investigation by Agent or any Lender, be deemed to be material to and to have been relied upon by Agent and each Lender.

Parties; Assignability.

(A) Whenever in this Agreement there is reference made to Borrower, Agent, the Issuing Bank or any Lender, such reference shall be deemed to include, wherever applicable, a reference to the successors and permitted assigns of Borrower and the successors and permitted assigns of Agent, the Issuing Bank and such Lender, and the provisions of this Agreement shall be binding upon and shall inure to the benefit of said successors and permitted assigns. Notwithstanding anything herein to the contrary, Borrower may not assign or otherwise transfer its rights or obligations under this Agreement without the prior written consent of Lenders.

(B) Any Lender may make, carry or transfer Loans at, to or for the account of, any of its Lending Affiliates.


(C) Upon 90 days' prior written notice to Agent, each Lender may, with the consent of Agent (which consent shall not be unreasonably withheld), but without the consent of any other Lender, assign to one or more banks or other financial institutions all or a portion of its rights and obligations under this Agreement and the Notes; provided that (i) such Lender has first offered to assign such portion of its rights and obligations under this Agreement and the Notes, at par, to Agent, (ii) for each such assignment, the parties thereto shall execute and deliver to Agent, for its acceptance and recording in the Register (as defined below), an Assignment and Assumption Agreement, together with any Notes subject to such assignment, (iii) the aggregate outstanding Loans and unused Total Revolving Commitments so assigned shall not be less than $5,000,000, unless such assignment is to a then-current holder of a Note or consented to by Agent in writing, and (iv) each assignment shall be of a constant, and not a varying, percentage interest of the assigning Lender's rights and obligations and such assignment shall be of the same proportionate amount of the assigning Lender's rights and obligations with respect to each type of Loan hereunder, the Total Revolving Commitments and the Letter of Credit Obligations. Upon such execution and delivery of the Assignment and Assumption Agreement to Agent, from and after the date specified as the effective date in the Assignment and Assumption Agreement (the "Acceptance Date"), (x) the assignee thereunder shall be a party hereto, and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Assumption Agreement, such assignee shall have the rights and obligations of a Lender hereunder and (y) the assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Assumption Agreement, relinquish its rights (other than any rights it may have pursuant to Subsections 2.10, 2.15, 2.16, 2.17, 2.20(J), 7.4, 7.10, 11.2, and 11.19 hereof which will survive) and be released from its obligations under this Agreement (and, in the case of an Assignment and Assumption Agreement covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

(D) By executing and delivering an Assignment and Assumption Agreement, the assignee thereunder confirms and agrees as follows: (i) other than as provided in such Assignment and Assumption Agreement, the assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement, the Notes or any other instrument or document furnished pursuant hereto, (ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of Borrower or the performance or observance by Borrower of any of its obligations under this Agreement or any other instrument or document furnished pursuant hereto, (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in Subsection 7.1 hereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Assumption Agreement, such assignee will, independently and without reliance upon Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement, (v) such assignee appoints and authorizes Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to Agent by the terms hereof, together with such powers as are reasonably incidental thereto and (vi) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

(E) Agent shall maintain at its address referred to in Subsection 11.17 hereof a copy of each Assignment and Assumption Agreement delivered to and accepted by it and a register for the recordation of the names, addresses and Percentages of Lenders and the Revolving Credit Commitments of each Lender from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes absent manifest error, and Borrower, Agent and Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register and copies of each Assignment and Assumption shall be available for inspection by Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice.


(F) Upon its receipt of an Assignment and Assumption Agreement executed by an assigning Lender, together with the Notes subject to such assignment, Agent shall, if such Assignment and Assumption Agreement has been completed and is in substantially the form of Exhibit D hereto and Agent consents thereto, (i) accept such Assignment and Assumption Agreement, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to Borrower. Within five (5) Business Days after its receipt of such notice, Borrower shall execute and deliver to Agent, in exchange for the surrendered Notes, new Notes to the order of the assignee in an amount equal to the Revolving Credit Commitment, and Term Loans assumed by it pursuant to such

Assignment and Assumption Agreement and, if the assigning Lender has retained a Revolving Credit Commitment or Term Loan hereunder, new Notes to the order of the assigning Lender in an amount equal to the Revolving Credit Commitment and Term Loan retained by it hereunder. Such new Notes shall re-evidence the Liabilities outstanding under the old Notes and shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Notes, shall be dated the closing date and shall otherwise be in substantially the form of the Notes subject to such assignments.

(G) Upon 90 days' prior written notice to Agent, each Lender may (provided such Lender shall have first offered to resell to Agent at par its interest in the Liabilities) sell participations (without the consent of Agent, Borrower or any other Lender) to one or more parties in or to all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Revolving Credit Commitment, the Loans owing to it and the Notes held by it); provided that (i) such Lender's obligations under this Agreement (including, without limitation, its Revolving Credit Commitment to Borrower hereunder) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) such Lender shall remain the holder of any such Note for all purposes of this Agreement, (iv) Borrower, Agent, and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement and (v) such Lender shall not transfer, grant, assign or sell any participation under which the participant shall have rights to approve any amendment or waiver of this Agreement except to the extent such amendment or waiver would (A) extend the final maturity date or the date for the payments of any installment of fees or principal or interest of any Loans or Letter of Credit Obligations in which such participant is participating, (B) reduce the amount of any installment of principal of the Loans or Letter of Credit Obligations in which such participant is participating, (C) except as otherwise expressly provided in this Agreement, reduce the interest rate applicable to the Loans or Letter of Credit reimbursement obligations in which such participant is participating, or (D) except as otherwise expressly provided in this Agreement, reduce any Fees payable to Lenders hereunder.


(H)Each Lender agrees that, without the prior written consent of Borrower and Agent, it will not make any assignment hereunder in any manner or under any circumstances that would require registration or qualification of, or filings in respect of, any Loan, Note or other Liabilities under the securities laws of the United States of America or of any jurisdiction.

(I) In connection with the efforts of any Lender to assign its rights or obligations or to participate interests, such Lender may disclose any information in its possession regarding Borrower, subject to Subsection 7.1.

11.7 CHOICE OF LAW. THIS AGREEMENT SHALL BE DEEMED TO BE EXECUTED AND HAS BEEN DELIVERED AND ACCEPTED IN CHICAGO, ILLINOIS BY SIGNING AND DELIVERING IT THERE. ANY DISPUTE BETWEEN THE PARTIES HERETO ARISING OUT OF, CONNECTED WITH, RELATED TO, OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED BETWEEN THEM IN CONNECTION WITH THIS AGREEMENT, AND WHETHER ARISING IN CONTRACT, TORT, EQUITY, OR OTHERWISE, SHALL BE RESOLVED IN ACCORDANCE WITH THE INTERNAL LAWS AND NOT THE CONFLICTS OF LAW PROVISIONS OF THE STATE OF ILLINOIS.

11.8  11.8    CONSENT TO JURISDICTION.

(A) EXCLUSIVE JURISDICTION. EXCEPT AS PROVIDED IN SUBSECTION 11.8(B) HEREOF, EACH OF THE PARTIES HERETO AGREE THAT ALL DISPUTES BETWEEN THEM

ARISING OUT OF, CONNECTED WITH, RELATED TO OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED BETWEEN THEM IN CONNECTION WITH THIS AGREEMENT, AND WHETHER ARISING IN CONTRACT, TORT, EQUITY OR OTHERWISE, SHALL BE RESOLVED ONLY BY STATE OR FEDERAL COURTS LOCATED IN COOK COUNTY, ILLINOIS, BUT THE PARTIES HERETO ACKNOWLEDGE THAT ANY APPEALS FROM THOSE COURTS MAY BE HEARD BY A COURT LOCATED OUTSIDE OF COOK COUNTY, ILLINOIS. BORROWER WAIVES IN ALL DISPUTES ANY OBJECTION THAT IT MAY HAVE TO THE LOCATION OF THE COURT CONSIDERING THE DISPUTE.

(B) OTHER JURISDICTIONS. BORROWER AGREES THAT AGENT AND ANY LENDER SHALL HAVE THE RIGHT TO PROCEED AGAINST BORROWER OR ITS PROPERTY ("PROPERTY") IN A COURT IN ANY LOCATION TO ENABLE AGENT OR ANY LENDER TO REALIZE ON THE COLLATERAL OR ANY OTHER SECURITY FOR THE LIABILITIES, OR TO ENFORCE A JUDGMENT OR OTHER COURT ORDER ENTERED IN FAVOR OF AGENT OR ANY LENDER. BORROWER AGREES THAT IT WILL NOT ASSERT ANY PERMISSIVE COUNTERCLAIM IN ANY PROCEEDING BROUGHT BY AGENT OR ANY LENDER TO REALIZE ON PROPERTY, COLLATERAL OR ANY OTHER SECURITY FOR THE LIABILITIES, OR TO ENFORCE A JUDGMENT OR OTHER COURT ORDER IN FAVOR OF AGENT OR ANY LENDER. BORROWER WAIVES ANY OBJECTION THAT IT MAY HAVE TO THE LOCATION OF THE COURT IN WHICH AGENT OR ANY LENDER HAS COMMENCED A PROCEEDING DESCRIBED IN THIS SUBSECTION 11.8(B).


11.9 SERVICE OF PROCESS. BORROWER HEREBY WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT AND IRREVOCABLY APPOINTS PRENTICE-HALL CORPORATION SYSTEM, INC., BORROWER'S REGISTERED AGENT, AS BORROWER'S AGENT FOR THE PURPOSE OF ACCEPTING SERVICE OF PROCESS WITHIN THE STATE OF ILLINOIS (THE "SP AGENT"). AGENT AND EACH LENDER AGREES TO PROMPTLY FORWARD BY REGISTERED MAIL (NO RETURN RECEIPT REQUIRED) A COPY OF ANY PROCESS SO SERVED BY IT UPON THE SP AGENT TO BORROWER AT ITS ADDRESS SET FORTH IN SUBSECTION 11.17 HEREOF. BORROWER HEREBY CONSENTS TO SERVICE OF PROCESS AS AFORESAID. BORROWER FURTHER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS OUT OF THE COURTS REFERRED TO IN SUBSECTION HEREOF IN ANY SUCH ACTION OR PROCEEDING BY MAILING COPIES OF SUCH SERVICE BY REGISTERED MAIL, POSTAGE PREPAID TO BORROWER AT SAID ADDRESS. NOTHING IN THIS AGREEMENT SHALL AFFECT THE RIGHT OF AGENT OR ANY LENDER TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW BUT ANY FAILURE TO RECEIVE SUCH COPY SHALL NOT AFFECT IN ANY WAY THE SERVICE OF SUCH PROCESS.


WAIVER OF JURY TRIAL AND BOND.

(A)  WAIVER OF JURY TRIAL.  BORROWER, AGENT AND LENDERS EACH WAIVE ANY
RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE, WHETHER SOUNDING IN CONTRACT, TORT, OR OTHERWISE, BETWEEN ANY OF THEM ARISING OUT OF, CONNECTED WITH, RELATED TO OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED BETWEEN THEM IN CONNECTION WITH THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION THEREWITH OR THE TRANSACTIONS RELATED THERETO. BORROWER, AGENT AND LENDERS HEREBY AGREE AND CONSENT THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY AND THAT ANY PARTY MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

(B) WAIVER OF BOND. BORROWER WAIVES THE POSTING OF ANY BOND OTHERWISE REQUIRED OF AGENT OR ANY LENDER IN CONNECTION WITH ANY JUDICIAL PROCESS OR PROCEEDING TO OBTAIN POSSESSION OF, REPLEVY, ATTACH OR LEVY UPON COLLATERAL OR ANY OTHER SECURITY FOR THE LIABILITIES, TO ENFORCE ANY JUDGMENT OR OTHER COURT ORDER ENTERED IN FAVOR OF AGENT OR ANY LENDER, OR TO ENFORCE BY SPECIFIC PERFORMANCE, TEMPORARY RESTRAINING ORDER, PRELIMINARY OR PERMANENT INJUNCTION, THIS AGREEMENT, OR ANY OTHER AGREEMENT OR DOCUMENT BETWEEN AGENT OR ANY LENDER AND BORROWER.

11.11 ADVICE OF COUNSEL. BORROWER ACKNOWLEDGES AND REPRESENTS TO AGENT AND LENDERS THAT BORROWER HAS DISCUSSED THIS AGREEMENT AND THE OTHER FINANCING AGREEMENTS WITH ITS LAWYERS AND ANY AND ALL ISSUES WITH RESPECT TO THIS AGREEMENT AND THE OTHER FINANCING AGREEMENTS HAVE BEEN RESOLVED TO BORROWER'S SATISFACTION.

11.12 SEVERABILITY. WHEREVER POSSIBLE, EACH PROVISION OF THIS AGREEMENT SHALL BE INTERPRETED IN SUCH MANNER AS TO BE EFFECTIVE AND VALID UNDER APPLICABLE LAW, BUT IF ANY PROVISION OF THIS AGREEMENT SHALL BE PROHIBITED BY OR INVALID UNDER APPLICABLE LAW, SUCH PROVISION SHALL BE INEFFECTIVE ONLY TO THE EXTENT OF SUCH PROHIBITION OR INVALIDITY, WITHOUT INVALIDATING THE REMAINDER OF SUCH PROVISION OR THE REMAINING PROVISIONS OF THIS AGREEMENT.

11.13 Application of Payments. Notwithstanding any contrary provision contained in this Agreement or in any of the other Financing Agreements, Borrower irrevocably waives the right to direct the application of any and all payments at any time or times hereafter received by Agent or any Lender from Borrower or with respect to any of the Collateral, and Borrower does hereby irrevocably agree that Agent and each Lender shall have the continuing exclusive right to apply and reapply any and all payments received at any time or times hereafter, whether with respect to the Collateral or otherwise, against the Liabilities in such manner as Agent or such Lender may deem advisable, notwithstanding any entry by Agent or any Lender upon any of its books and records.

11.14 Marshalling; Payments Set Aside. Neither Agent nor any Lender shall be under any obligation to marshall any assets in favor of Borrower or any other party or against or in payment of any or all of the Liabilities. To the extent that Borrower makes a payment or payments to Agent or any Lender or Agent or any Lender enforces its security interests or exercises its rights of setoff, and such payment or payments or the proceeds of such enforcement or setoff or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law or equitable cause, then, to the extent of such recovery, the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or setoff had not occurred.


11.15 Section and Subsection Titles. The section and subsection titles contained in this Agreement shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties.


11.16 Continuing Effect. This Agreement, Agent's security interests in the Collateral, and all of the other Financing Agreements shall continue in full force and effect so long as any Liabilities shall be owed to Agent or any Lender, and (even if there shall be no Liabilities outstanding) so long as this Agreement has not been terminated as provided herein.

11.17 Notices. Except as otherwise expressly provided herein, any notice required or desired to be served, given or delivered hereunder shall be in writing, and shall be deemed to have been validly served, given or delivered
(i) three (3) Business Days after deposit in the United States mails, with proper postage prepaid, (ii) when sent after receipt of confirmation or answerback if sent by telecopy, or other similar facsimile transmission, (iii) one (1) Business Day after deposited with a reputable overnight courier with all charges prepaid, or (iv) when delivered, if hand-delivered by messenger, all of which shall be properly addressed to the party to be notified and sent to the address or number indicated as follows:

               (i)  If to Agent at:

                    American National Bank and
                    Trust Company of Chicago
                    33 North LaSalle Street
                    Chicago, Illinois 60690
                    Attention:     Dennis Harrison
                    Senior Vice President
                    Telecopy:     312/661-6929
                    Confirmation:  312/661-5728

               (ii)  If to any Lender to the address set forth for such
                    Lender on Schedule 1 hereto.

               (iii)  If to Borrower at:

                               Webco Industries, Inc.
                               201 South Woodland Drive
                               Sand Springs, Oklahoma 74063
                               Attention:    Michael P. Howard, Vice President
                               Telecopy:     918/245-0306
                               Confirmation:  918/251-1033

or to such other address or number as each party designates to the other in the manner herein prescribed.


11.18 Equitable Relief. Borrower recognizes that, in the event Borrower fails to perform, observe or discharge any of its obligations or liabilities under this Agreement, any remedy at law may prove to be inadequate relief to Agent or any Lender; therefore, Borrower agrees that Agent or any Lender, if Agent or such Lender so requests, shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages and the granting of any such relief shall not preclude Agent or any Lender from pursuing any other relief or remedies for such breach.

11.19 Indemnification. Borrower agrees to defend, protect, indemnify and hold harmless Agent, the Issuing Bank and each Lender and each of their respective officers, directors, employees, attorneys, consultants and agents (collectively, the "Indemnitees") from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, expenses and disbursements of any kind or nature whatsoever (including, without limitation, the reasonable fees and disbursements of counsel for and consultants of such Indemnitees in connection with any investigative, administrative or judicial proceeding, whether or not such Indemnitees shall be designated a party thereto), which may be imposed on, incurred by, or asserted against such Indemnitees (whether direct, indirect, or consequential and whether based on any federal or state laws or other statutory regulations, including, without limitation, securities, environmental and commercial laws and regulations, under common law or at equitable cause or on contract or otherwise) in any manner relating to or arising out of this Agreement or the other Financing Agreements, or any act, event or transaction related or attendant thereto, the agreements of Agent, the Issuing Bank and each Lender contained herein, the making of any Loans or any other advances, the issuance of any Letter of Credit, the management of such Loans, advances or Letters of

Credit or the Collateral (including any liability under federal, state or local environmental laws or regulations) or the use or intended use of the proceeds of such Loans, advances or Letters of Credit (collectively, the "Indemnified Matters"); provided that Borrower shall have no obligation to any Indemnitee hereunder with respect to Indemnified Matters finally judicially determined in a proceeding which is binding upon such Indemnitee to have been caused by or resulting from the willful misconduct or gross negligence of such Indemnitee or to reimburse any Lender (other than ANB in its capacity as Agent) for its legal fees and expenses incurred prior to the occurrence of a Default or Event of Default in connection with the documentation and closing of the matters contemplated by this Agreement. To the extent that the undertaking to indemnify, pay and hold harmless set forth in this Subsection may be unenforceable because it is violative of any law or public policy, Borrower shall contribute the maximum portion which it is permitted to pay and satisfy under applicable law, to the payment and satisfaction of all Indemnified Matters incurred by the Indemnitees. In addition, Borrower shall, upon demand, pay to Agent, any Lender and the Issuing Bank all costs and expenses (including the reasonable fees and disbursements of counsel and other professionals) paid or incurred by Agent, the Issuing Bank or such Lender in
(i)enforcing or defending its rights under or in respect of this Agreement, the other Financing Agreements or any other document or instrument now or hereafter executed and delivered in connection herewith, (ii) in collecting the Loans, (iii) in foreclosing or otherwise collecting upon the Collateral or any part thereof and (iv) obtaining any legal, accounting or other advice in connection with any of the foregoing after the occurrence of a Default or Event of Default. Borrower's obligations hereunder shall survive any termination of this Agreement and the other Financing Agreements and the payment in full of the Liabilities, and are in addition to, and not in substitution of, any other of their obligations set forth in this Agreement.

11.20 Nonliability of Agent and Lenders. The relationship between Borrower and each Lender and Agent shall be solely that of borrower and lender.
Neither Agent nor any Lender shall have any fiduciary responsibilities to Borrower. Neither Agent nor any Lender undertakes any responsibility to Borrower to review or inform Borrower of any matter in connection with any phase of Borrower's business or operations.

11.21 Independent Nature of Lenders' Rights. The amounts payable at any time hereunder to each Lender under such Lender's Notes shall be a separate and independent debt.

11.22 Effectiveness. This Agreement shall become effective on the date on which all of the parties hereto shall have signed a copy hereof (whether the same or different copies) and shall have delivered the same to Agent pursuant to Subsection 11.17 or, in the case of any Lenders which have not executed and delivered the same as provided above, shall have given to Agent written, telecopied or telex notice (actually received) at such office that the same has been signed and mailed to it.

11.23 Counterparts. This Agreement may be executed and accepted in any number of counterparts, each of which shall be an original with the same effect as if the signatures were on the same instrument. The delivery of an executed counterpart of a signature page to this Agreement by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement.

IN WITNESS WHEREOF, this Agreement has been duly executed as of the day and year first above written.

                                                  WEBCO INDUSTRIES, INC.


                                                  By:
                                                  Title:


                                                AMERICAN NATIONAL BANK AND
                                                TRUST COMPANY OF CHICAGO,
                                                 individually and as Agent

                                                 By:
                                                 Title:






                             SCHEDULE 1



                             Name of Lender

                             Revolving
                             Credit
                              Commitment



     Original Term
     Loan Balance



     Address for
     Notices

American National Bank and Trust Company of Chicago

$20,000,000



 $25,000,000



American National Bank
and Trust Company of
Chicago
One N. LaSalle Street
Chicago, Illinois 60690
Attn:  Elizabeth J. Limpert
Tel: 312/661-5655
Fax: 312/661-6929
Exhibit 10.3
                                   LEASE AGREEMENT


                                   BY AND BETWEEN


                       BAKER PERFORMANCE CHEMICALS INCORPORATED


                                        and


                               WEBCO INDUSTRIES, INC.


                               COVERING AND DESCRIBING
                               THE BUILDING LOCATED AT
                     9101 WEST 21ST STREET, SAND SPRINGS, OKLAHOMA


                               Dated October 22, 1996

                                 TABLE OF CONTENTS

                                                                  Page No.

1.     PREMISES                                                       4

2.     LANDLORD'S PRE-POSSESSION DELIVERY OBLIGATIONS                 4

3.     POSSESSION DATE                                                7

4.     AUTHORIZED USE                                                 8

5.     TERM                                                           8

6.     RENT                                                           8

7.     ENVIRONMENTAL                                                  9

8.     UTILITIES                                                     10

9.     MAINTENANCE AND REPAIRS                                       10

10.     PROHIBITED USE                                               11

11.     ALTERATIONS AND ADDITIONS                                    11

12.     TENANT'S PROPERTY                                            14

13.     TAXES                                                        14

14.     LANDLORD'S ACCESS                                            15

15.     INSURANCE                                                    16

16.     FIRE OR OTHER CASUALTY                                       16

17.     WAIVER OF CLAIMS                                             18

18.     INDEMNITY                                                    19

19.     WAIVER OF SUBROGATION                                        20

20.     NON-WAIVER                                                   21

21.     NOTICES                                                      21

22.     FAILURE TO PERFORM                                           22

23.     ACT OF DEFAULT                                               23

24.     RIGHTS UPON DEFAULT                                          23

25.     SURRENDER                                                    24

26.     HOLDING OVER                                                 24

27.     INTEREST                                                     24

28.     ASSIGNMENT AND SUBLETTING                                    24

29.     MORTGAGE OF LEASEHOLD INTEREST                               25

30.     CONDEMNATION                                                 25

31.     LEGAL INTERPRETATION                                         26

32.     WHOLE AGREEMENT                                              26

33.     OPTION TO PURCHASE                                           26

34.     OPTION TO EXTEND                                             29

35.     SIGNAGE                                                      30

36.     SECURITY DEPOSIT                                             30

37.     FINANCIAL STATEMENTS                                         31

38.     MEMORANDUM OF LEASE                                          31

39.     MORTGAGES                                                    31

                                   LEASE AGREEMENT

This LEASE AGREEMENT (this "Lease") is made and entered into on the 22nd day of October, 1996, by and between BAKER PERFORMANCE CHEMICALS INCORPORATED, a California corporation ("Landlord"), and WEBCO INDUSTRIES, INC., an Oklahoma corporation ("Tenant").
In consideration of the mutual covenants set forth herein, Landlord and Tenant hereby agree as follows:

       1. PREMISES. Landlord hereby leases to Tenant and Tenant hereby leases from Landlord those certain premises consisting of that certain building
 (the "Building") containing approximately 24,400 square feet of space located at 9101 West 21st Street, Sand Springs, Oklahoma, together with the surrounding real property more particularly described on Exhibit A, attached hereto and made a part hereof for all purposes (the "Premises").

       2.     LANDLORD'S PRE-POSSESSION DELIVERY OBLIGATIONS.

              A. Prior to the Possession Date (hereinafter defined), Landlord will, at Landlord's expense, remove the items designated on Exhibit B, attached hereto and made a part hereof for all purposes, from the improvements on the Premises (the "Improvements") and leave the Premises in a "broom clean" condition, and will repair and restore in a good and workmanlike manner any damage to the Improvements resulting from the removal of the items designated on Exhibit B (collectively, "Landlord's Work").

              B. Tenant acknowledges that prior to the execution of this Lease, Landlord has delivered to Tenant copies of (i) that certain letter dated

 December 22, 1992, from the Oklahoma State Department of Health to Landlord,
(ii) that certain letter dated July 29, 1993, from the State of Oklahoma Department of Environmental Quality to Landlord, and (iii) any environmental reports regarding the underground storage tanks described in such letters which
 Landlord has in its possession. Tenant shall have the right to conduct, at Tenant's sole cost and expense, a, Phase I audit on the Premises(the "Phase I Audit"). IN the event that the Phase I Audit reflects any environmental condition that has a material and adverse effect on the Premises, Tenant shall promptly deliver a copy of the Phase I Audit report and written notification of the conclusions of the Phase I Audit to Landlord. Upon receipt of such Phase I Audit report and written notification, Landlord shall promptly provide Tenant with written notification ("Landlord's Phase I Notification") stating whether or not Landlord will remediate the environmental conditions reflected in the Phase I Audit report. If Landlord's Phase I Notification states that Landlord will not remediate such environmental conditions, Tenant shall have the option to terminate this Lease (the "Phase I Termination Option"); provided, that the Phase I Termination Option shall be exercised by providing Landlord with written notification within ten (10) days after receiving Landlord's Phase I Notification; provided, further, that notwithstanding anything to the contrary contained herein, in the event Tenant exercises the Phase I Termination Option, Landlord shall reimburse Tenant fora the cost of the Phase I Audit up to an amount not to exceed $2,500.00.

       If the Phase I Audit indicates the likelihood of any environmental condition that might have a material and adverse effect on the Premises, Tenant shall have the right to conduct, at Tenant's sole cost and expense, a Phase II Audit on the Premises (the "Phase II Audit"). In the event that the Phase II

Audit reflects any environmental condition that has a material and adverse effect on the Premises, Tenant shall promptly deliver a copy of the Phase II Audit report and written notification of the conclusions of the Phase II Audit to Landlord. Upon receipt of such Phase II Audit report and written notification, Landlord shall promptly provide Tenant with written notification ("Landlord's Phase II Notification") stating whether or not Landlord will remediate the environmental conditions reflected in the Phase II Audit report.
 If Landlord's Notification states that Landlord will not remediate such environmental conditions, Tenant shall have the option to terminate this Lease (the "Phase II Termination Option"); provided, that the Phase II Termination Option shall be exercised by providing Landlord with written notification within ten (10) days after receiving Landlord's Phase II Notification. Under no circumstances shall Landlord be required or obligated to pay all or any portion of the costs incurred in connection with the Phase II Audit.
       Notwithstanding anything to the contrary contained herein, bot the Phase I Audit and the Phase II Audit (collectively, the "Audits") shall be conducted in the presence of Landlord or Landlord's designated representative upon the request of Landlord. Tenant agrees to (i) promptly repair any damage done to the Premises in connection with the Audits, and (ii) indemnify, defend, and hold Landlord harmless from any against any and all loss, liability, cost, damage or expense (including, without limitation, attorneys' fees, accountants'
 fees, consultants' fees, court costs, and interest) resulting from the Audits.
  TENANT HAS WAIVED ALL CLAIMS AGAINST LANDLORD UNDER THIS SUBSECTION, EVEN IN THE CASE OF LANDLORD'S OWN NEGLIGENCE.

              C. Tenant, at Tenant's sole cost and expense, will have the right at any time prior to the Possession Date to have the Improvements and the
 HVAC, plumbing, mechanical and electrical systems (the "Facilities") in the Improvements inspected by an engineer selected by Tenant and reasonably approved by Landlord. Tenant will promptly deliver a copy of its inspection report (the "Inspection Report") to Landlord. In the event the Inspection Report reflects any structural defects in the Improvements or that any of the Facilities are not in working order and those conditions are unacceptable to the Tenant according to Tenant's statement which will accompany Tenant's delivery of the report to Landlord, Tenant will have the right to terminate this Lease unless Landlord promptly agrees in writing to remediate the defects at Landlord's expense and such agreement is delivered to Tenant prior to the Possession Date. Landlord will give Tenant and Tenant's independent inspectors reasonable access to the Premises at Tenant's expense and risk. Landlord will also give Tenant and Tenant's agents and representatives access at Tenant's risk to the Premises at reasonable times subsequent to the execution of this Lease for the purpose of planning for the Tenant Improvements (hereinafter defined). Tenant agrees to indemnify, defend, and hold Landlord harmless from and against any and all loss, liability, cost, damage or expense (including, without limitation, attorneys' fees, accountants' fees, consultants' fees, court costs, and interest) resulting from the inspections and assessments permitted in this Section, and TENANT HAS WAIVED ALL CLAIMS AGAINST LANDLORD UNDER THIS SUBSECTION, EVEN IN THE CASE OF LANDLORD'S OWN NEGLIGENCE.

       3. POSSESSION DATE. Landlord will deliver possession of the Premises to Tenant with Landlord's work completed on or before January 15, 1997; provided, however, that Tenant will not be obligated to take possession of the Premises prior to January 15, 1997. The date that Tenant occupies the Premises will be the "Possession Date." Landlord will notify Tenant in writing that the Premises are ready for Tenant's possession. In the event the Possession Date is a date other than January 15, 1997, the parties will exchange a letter rectifying the Possession Date. Tenant's incidental use of the Premises will not constitute Tenant's occupancy of the Premises. Tenant's occupancy of the Premises will constitute substantial staffing of the Premises by Tenant's employees.

       4.     AUTHORIZED USE.

              A. Tenant shall have the right to occupy and use the Premises only for administrative and engineering offices, all in accordance with applicable law. Provided Tenant performs all of its obligations under this Lease, Tenant shall peaceably and quietly hold and enjoy the Premises for the Term (hereinafter defined), subject to the provisions and conditions set forth in this Lease.

       5. TERM. Subject to and upon the terms and conditions set forth in this Lease, this Lease shall commence on the date of this Lease (the "Commencement Date") and shall end on the last day of the 96th month following the Rental Abatement Period (hereinafter defined).

       6.     RENT.

              A. Without notice or demand and subject to the provisions contained in Section 33 hereof and the Rental Abatement Period (hereinafter defined), Tenant shall pay to Landlord as rent (the "Rent") for the Premises for the Term, the following sums:

                 PERIOD                            MONTHLY
          Months Following Rental                INSTALLMENT
            Abatement Period)

                 1-24                              $9,902.33

                25-48                             $10,166.67

                49-96                             $10,675.00


Notwithstanding anything to the contrary contained herein, if the Possession Date is on or before January 15, 1997, the Rent will abated through March 16, 1997. If the Possession Date is after January 15, 1997, the Rent will be abated up to, but not including, the first day of the month following 60 days from the Possession Date. The time period during which the Rent shall be abated under this Lease is herein referred to as the "Rental Abatement Period."
  The date on which the Rent commences is herein referred to as the "Rent Commencement Date".
              B. Subject to subsection A above, the Rent shall be due and payable without demand on or before the first day of each calendar month throughout the Term commencing on the first day of the Term. All such payments shall be paid to Landlord in lawful money of the United States of America at the following address:
                        Baker Hughes Incorporated Real Estate
                        P.O. Box 201741
                        Houston, Texas  77216-1741

If this Lease commences or ends on any day other than the first or last day of a calendar month, the first or last installment of Rent (whichever is applicable) shall be prorated.

       7.     ENVIRONMENTAL.
              Tenant shall not allow or create any Hazardous Materials (hereinafter defined) on the Premises except in such minute quantities are as found in everyday cleaning supplies in compliance with Environmental Laws and shall notify Landlord within twenty-four (24) hours after discovering or being informed of the presence of any Hazardous Materials on the Premises either in violation of Environmental Laws or in greater than minute quantities.

              (i) "Environmental Laws" means any federal state, or local statute, law, rule, regulation, ordinance, code, policy or rule of common law now in effect and in each case as amended to date and any judicial or administrative interpretation thereof, including any judicial or administrative order, consent, decree, or judgment, relating to the environment, human health or Hazardous Materials, including, without limitation, the Comprehensive
Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. 9601, et seq.; The Hazardous Materials Transportation Act, as amended, 49 U.S.C. 1801, et seq.; the Resource Conversation and Recovery Act
 of 1976, as amended, 42 U.S.C. 6901, et seq.; the Federal Water Pollution Control Act, as amended, 33 U.S.C. 1201, et seq.; the Toxic Substances
Control Act, 15 U.S.C.  2601, et seq.; the Clean Air Act, 42 U.S.C.  7401,
 et seq.; the Safe Drinking Water Act, 42 U.S.C. 3808, et seq.; the Federal Insecticide, Fungicide and Rodenticide Act, F.U.S.C. 136, et seq. and any other similar federal, state or local laws.

              (ii) "Hazardous Materials" means (a) any petroleum or petroleum products, radioactive materials, asbestos, urea formaldehyde foam insulation, transformers or other equipment that contains dielectric fluid containing levels of polychlorinated biphenyls (PCBs), and radon gas; (b) any chemicals, materials, or substances defined as or included in the definition of
 "hazardous substances," "hazardous wastes," "hazardous materials," "extremely hazardous wastes," "restricted hazardous wastes," "toxic substances," "toxic pollutants," "contaminants," or "pollutants," or words of similar import, under any applicable Environmental Laws; and (c) any other chemical, material or substance which is in any way regulated by any federal, state or local governmental authority, agency, or instrumentality.

       8. UTILITIES. Commencing from and after the Possession Date and during the Term, Tenant shall be responsible for all utilities consumed at the Premises, including, but not limited to, electricity, gas, telephone, water, sewer and trash pickup and disposal. Landlord shall not be responsible for bringing utilities to the Premises, and Tenant agrees to pay necessary utility connection charges. Landlord shall not be responsible for any interruption in utility services. If any such interruption is caused by a break or other damage to any utility line located on the Property and controlled by governmental, private or public utilities, Landlord will cooperate with such utility so that the interrupted service is restored t o the Premises as soon as reasonably possible.

       9.     MAINTENANCE AND REPAIRS.

              A. Landlord shall repair and maintain the roof, foundation, and structural elements of the Building to at least the condition the same are in now, but Tenant shall repair and pay for any damage to the Premises caused by negligence of Tenant or Tenant's employees, agents, or invitees that is not covered by insurance. Except as provided herein, Landlord shall have no obligation to clean, maintain, repair, or replace any portion of the Premises or any alterations made by Tenant, and Tenant accepts the Premises in its "AS IS" condition, with all faults and without any warranty or representation (express or implied) by Landlord as to the condition of the Premises or its fitness or suitability for any purpose.
              B. Except for maintenance and repairs to be performed by Landlord as provided above, Tenant, at its sole cost, shall clean, maintain, replace and repair the entire Premises, including, but not limited to, windows, glass doors, interior walls, floors and floor coverings, heating and air conditioning systems, paving, plumbing and fixtures, parking areas and regular maintenance for improvements.

      10. PROHIBITED USE. Tenant shall not use per permit any other party to use all or any part of the Premises for any purpose not authorized in
Section 2 of this Lease. Tenant shall not do or permit anything to be done in or about the Premises, or bring or keep or permit anything to be brought or kept therein, which is prohibited by or which will in any way conflict with any law, statute, ordinance or governmental rule or regulation now in force or hereafter enacted or promulgated or Landlord's insurance. Tenant shall not cause, maintain, or permit any nuisance in, on or about the Premises or commit or suffer to be committed any waste to, in, or about the Premises.

      11.     ALTERATIONS AND ADDITIONS.

              A. Except for the Tenant Improvements, Tenant shall not make any alterations in or additions to the Premises which materially or adversely affect the structure or the mechanical, electrical, and plumbing facilities and operations of improvements to the Premises, or alter the exterior appearance of the Building or cause a decrease in the value of the Premises, without Landlord's prior written consent; provided, however, that Landlord's consent shall not be required with respect to any alterations in or additions to the Premises which do not affect the structure of the Premises or the Building or any of the Building's mechanical, electrical, and plumbing facilities provided that Tenant provides Landlord with (i) prior written notice regarding such alterations and additions and (ii) copies of all plans, drawings and specifications done in connection with the alterations and additions, no later than seven (7) business days prior to the date of the anticipated commencement of such alterations and additions, and removes such alterations and additions, and repairs any damages or injuries to the Premises which are caused by such removal, at Tenant's sole cost and expense, prior to the expiration or termination of the Term. Any work performed hereunder by or at the direction of Tenant shall be at its sole cost and expense and shall be performed promptly and diligently prosecuted to completion in a good and workmanlike manner in accordance with all applicable laws, permits and this Lease and without the creation of any liens on the Premises. Except as otherwise provided herein, all such improvements shall become a part of the Premises and surrendered with the same upon termination of this Lease. Tenant may, at its expense, from time to time install its trade fixtures in the Premises. all of said trade fixtures shall be removed from the Premises by Tenant upon the termination of this Lease and Tenant shall promptly repair all damage or injury to the Premises caused by such installation or removal.

              B. Landlord has agreed to spend in the aggregate $256,200.00 (the "Allowance") for the construction of certain improvements to the Premises (the "Tenant Improvements"). In connection with the Tenant Improvements, Landlord and Tenant agree to execute the Work Agreement attached hereto as Exhibit D and made a part hereof for all purposes simultaneously with the execution of this Lease. Tenant covenants and agrees that all alterations, improvements, and additions to the Premises constructed by Tenant, whether prior to or after the Possession Date, shall be constructed in accordance with the Americans with Disabilities Act (the "Act"). In the event that, subsequent to the Possession Date, Tenant requests Landlord to perform any alterations, improvements or additions to the Premises, whether by virtue of expansion, extension or otherwise, Tenant agrees to and shall be responsible for all costs and expenses incurred in connection with any alterations, improvements and additions necessary to ensure compliance with the Act; provided, however, that the cost of any such alterations, improvements or additions which are performed in connection with the Tenant Improvements shall be payable out of the Allowance. It is the intent of this Section that (i) any additional alterations, improvements or additions required by the Act with regard to the Premises after the Possession Date, whether resulting from amendments to the Act or otherwise and (ii) any alterations, improvements or additions required by the Act in connection with any existing improvements to the Premises shall be the sole responsibility of Tenant. Tenant covenants and agrees to and does hereby indemnify, defend and hold Landlord harmless from and against all liability (including, without limitation, attorneys' fees and court costs) that
 Landlord may actually sustain by reason of Tenant's breach of its obligations under this Section 11.B. In the event that Tenant fails to comply with its obligations under this Section 11.B. for a period of ten (10) business days after written notice from Landlord to Tenant specifying the action required to be taken, Landlord shall have the right, but not the obligation, to enter into the Premises and perform such actions on behalf of Tenant. In such event, Landlord shall not be liable for and Tenant hereby waives any and a ll claims against Landlord arising out of any damage or injury to the Premises or any property situated therein and Landlord shall have no liability to Tenant for any interruption of Tenant's operations conducted in or about the Premises, except to the extent caused by Landlord's gross negligence or willful misconduct. Any and all costs and expenses incurred by Landlord in performing such action on behalf of Tenant shall be reimbursed by Tenant to Landlord upon demand and the failure to do so shall, at the option of Landlord, constitute an
 Act of Default under this Lease. EXCEPT AS PROVIDE FOR LANDLORD'S GROSS NEGLIGENCE OR WILLFUL MISCONDUCT, TENANT HAS WAIVED ALL CLAIMS AGAINST LANDLORD
 UNDER THIS SECTION, EVEN IN THE CASE OF LANDLORD'S OWN NEGLIGENCE.

              C. At any time during the Term of this Lease, Tenant shall have the right, at Tenant's sole cost and expense, to construct additional parking areas (the "Additional Parking Areas") on any portion of the real property surrounding the Building which is adjacent to the current parking areas. Notwithstanding anything to the contrary contained herein, no portion of the Allowance shall be used to pay for such Additional Parking Areas.

      12. TENANT'S PROPERTY. Tenant, at Tenant's sole cost and expense, shall have no right at any time during the term of this Lease to erect or install upon or in the Premises such improvements, fixtures, signs, machinery and equipment as Tenant deems appropriate for the conduct of its business ("Tenant's Property"), subject to the provisions of Section 11 hereof. At the termination of this Lease, Tenant will have the right to remove Tenant's Property which has not been permanently affixed to the Premises so as to have been incorporated in and to have become a part of the Premises. Tenant shall, at the sole cost and expense of Tenant, repair all damages or injuries to the Premises resulting from the removal of Tenant's Property.

      13. TAXES. Landlord shall pay all ad valorem and similar taxes or assessments (collectively, the "Taxes") levied upon or applicable to the

Premises and on the Landlord's buildings, equipment, and fixtures thereon during the Term; provided that so long as Landlord has the option to pay the Taxes in installments without penalty, Landlord shall pay the Taxes in installments. Landlord will promptly send copies of all tax notices received by Landlord to Tenant. Within seven (7) business days after receipt of notice from Landlord, Tenant shall reimburse Landlord for all such payments made by Landlord. Prior to the commencement of the Term, Landlord agrees to provide Tenant an estimate of the amount of 1996 Taxes assessed with respect to the Premises. Tenant shall have the right, but not the obligation, to protest, at Tenant's sole cost and expense, any appraised valuation placed on the Property by any taxing authority. Landlord agrees to cooperate with Tenant in filing such a protest, but this shall not require any financial obligation on the part of Landlord. Taxes for the tax year in which the Term commences shall be prorated on a daily basis with Tenant being responsible for a prorated portion of the Taxes for the tax period from the Commencement Date to the end of the tax period. Taxes for the year in which the Lease terminates shall be prorated in a similar manner unless Tenant exercises its Purchase Option. Tenant shall pay when due all taxes, license, and other fees or charges imposed on the business conducted by Tenant on or from the Premises. Tenant shall pay all taxes and assessments on Tenant's Property in or on the Premises.

      14. LANDLORD'S ACCESS. Landlord shall have the right, at all reasonable times during the Term, after reasonable notice to Tenant, not to be less than 48 hours unless Tenant has committed an Act of Default under this Lease, to enter the Premises to inspect the condition thereof, to show the Premises to prospective new tenants, to determine if Tenant is performing its obligations under this Lease, to cure any Act of Default of Tenant hereunder that Landlord elects to cure, and to remove from the Premises any improvements thereto or property placed therein or thereon in violation of this Lease.

      15. INSURANCE. At its expense, Tenant shall maintain, during the Term of this Lease, fie and extended coverage insurance insuring Landlord's interest in the insurable portion of the improvements constituting a part of the Premises, in an amount which is not less than fair market value thereof.
In addition, Tenant shall be responsible for providing, at Tenant's own expense, all insurance coverage necessary for the protection against loss or damage from fire or other casualty of Tenant's good, furniture or property.
  for the purpose of this Section, the term "fair market value" shall mean an amount not to exceed $750,000, less the value of the Premises land, with an 80%
 co-insurance clause.

      16.     FIRE OR OTHER CASUALTY.

              A. If the improvements constituting part of the Premises are damaged or destroyed, in whole or in part, by fire or other casualty at any time during the Term and if, after such damage or destruction, Tenant is not able to use the portion of the Premises not damaged or destroyed to substantially the same extent and for substantially the same purposes as Tenant used the Premises prior thereto, within thirty (30) calendar days after delivery to Landlord by Tenant of a written notice describing in reasonable detail such damage or destruction, Landlord will give Tenant a written notice setting forth Landlord's intent to either (a) terminate this Lease or (b) restore or replace the damaged or destroyed portion to substantially the same condition that existed immediately prior to such damage or destruction; provided, however, that under such circumstances and notwithstanding anything to the contrary contained herein, Tenant may, at Tenant's option, exercise Tenant's Purchase Option, in which event the casualty insurance proceeds shall belong to Tenant. If, and only if, the repairs are expected to take ninety
(90) or more days to complete, Tenant shall, within fifteen (15) calendar days thereafter, give Landlord written notice of Tenant's acceptance or rejection of
 Landlord's proposal to repair the Premises, and if Tenant rejects, this Lease shall immediately terminate. If such damage or destruction occurs and this Lease is not terminated, then, unless such damage or destruction is the result of the gross negligence or willful misconduct of Tenant or its employees or agents, the Rent shall be proportionately abated for the period and proportionately to the extent that after such damage or destruction Tenant is not able to use the portion of the Premises damaged or destroyed to substantially the same extent and for substantially the same purposes as Tenant used the Premises prior thereto. In the event the Premises are damaged by fire or other casualty and the extent of the damage is such that Tenant can reasonably continue to occupy the undamaged portion of the Premises for Tenant's business purpose, Landlord shall promptly proceed to repair and restore the damaged portion; provided, however that Landlord shall have no obligation to repair damage to or replace Tenant's Property and any alterations, additions and improvements made by Tenant. If the decision is made to restore or replace the damaged or destroyed portions of the Premises, this Lease shall continue in full force and effect in accordance with the terms hereof, except for the Rent abatement referred to above (if applicable), and except that all other obligations of Tenant hereunder shall likewise be abated and that the Term shall be extended by a length of time equal to the period beginning on the date of such damage or destruction and ending upon completion of such restoration or replacement. In no event shall the restoration or replacement take longer than ninety (90) calendar days from the date Landlord commences its work to replace or restore the Premises. If such replacement or restoration is not completed within said ninety (90) day period, Tenant may terminate this Lease. If Landlord or Tenant desires to restore or replace the damaged or destroyed portions of the Premises, such restoration or replacement.
  In no event shall the restoration or replacement take longer than ninety (90) calendar days from the date Landlord commences its work to replace or restore the Premises. If such replacement or restoration is not completed within said ninety (90) day period, Tenant may terminate this Lease. If Landlord or Tenant desires to restore or replace the damaged or destroyed portions of the Premises, such restoration or replacement shall be made within a reasonable time, subject to delays arising from acts of God, shortages of labor or materials, was, or other similar or dissimilar conditions or events beyond the reasonable control of Landlord. If Landlord desires to terminate this Lease as provided above, this Lease shall terminate on the last day of the month next following the end of the thirty (30) calendar day period referred to above. Landlord's repair and restoration obligations hereunder shall be limited to insurance proceeds made available for such purpose and to returning the damaged portion of the Premises to the condition existing immediately prior to such damage and subject to all required local, state and federal governmental authorizations being received. Landlord shall have no obligation to repair or replace any Tenant Improvements not installed by Landlord.

      17.     WAIVER OF CLAIMS.

              A. Neither Landlord nor any officer, director, agent or employee of Landlord shall be liable to Tenant, and Tenant hereby waives all claims against Landlord and its respective directors, officers, employees and agents for any damage or loss of any kind, direct or consequential, that may occur to any insurable items or structures located within or on the Premises or any other property of Tenant, or any related loss of profits or business interruption including, without limitation damages from acts of other tenants, business invitees or other third parties, vandalism, theft, force majeure, loss of trad secrets or other confidential information, any damage, loss or injury caused by a defect in the Premises, pipes, air conditioning, heating, plumbing or by water leakage of any kind from the roof, walls, windows or other portions of the building, or caused by electricity, gas, oil, fire or any other cause in, on or about the Building or any part thereof defects in the
 Building or Building systems, unless caused solely by the willful misconduct of Landlord, Landlord's officers, directors, agents or employees. Tenant shall promptly repair, replace and restore utility lines or services damaged or interrupted by the acts or omissions of Tenant, its agents, employees or contractors.

              B. Neither Tenant nor any officer, director, agent or employee of Tenant shall be liable to Landlord, and Landlord hereby waives all claims against Tenant and its respective directors, officers, employees, and agents for any damage or loss of any kind, direct or consequential, that may occur to the Premises, other portions of the Building or any other property of Landlord, or any related loss of profits or business interruption, including, without limitation damages from acts of other tenants, business invitees or other third parties, vandalism, theft, force majeure, defects in the Premises or Building systems, unless caused solely by the willful misconduct to Tenant,

Tenant's officers, directors, agents or employees. Landlord shall promptly repair, replace and restore utility lines or services damaged or interrupted by the acts or omissions of Landlord, its agents, employees or contractors.

              C. EACH OF LANDLORD AND TENANT RECOGNIZES AND AGREES THAT THIS SECTION 17 WAIVES CLAIMS AGAINST THE OTHER EVEN IF CAUSED BY THE NEGLIGENCE OF THE OTHER PARTY. This Section 17 is subject to the terms of
Section 19 hereto.

      18.     INDEMNITY.

              A. Except for the claims, rights of recovery and causes of action that Landlord has released and waived pursuant to Section 17 hereof and to the extent it may lawfully do so, Tenant shall indemnify and hold harmless Landlord and Landlord's agents, directors, officers, employees, invitees and contractors from all claims, demands, liabilities, losses, costs, damages, or expenses (including but not limited to attorney's fees) resulting or arising from (i) any breach by Tenant of Section 5 of this Lease and (ii) any third party claim relating to an incident occurring in the Premises or any portion of the areas surrounding the Premises and controlled by Tenant including, without limitation, entry areas and dumpster areas, and that results in personal injury, death or property damage, EVEN IF RESULTING FROM THE NEGLIGENT ACTS OR OMISSIONS OF LANDLORD, ITS OFFICERS, DIRECTORS, EMPLOYEES OR AGENTS, but excluding any claims caused by the gross negligence or willful misconduct of Landlord.

              B. Except for the claims, rights of recovery and causes of action that Tenant has released and waived pursuant to Section 17 hereof and to the extent it may lawfully do so, Landlord shall indemnify and hold harmless Tenant and Tenant's agents, directors, officers, employees, invitees and contractors from all claims, demands, liabilities, losses, costs, damages, or expenses (including but not limited to attorney's fees) resulting or arising from any third party claim arising from any willful misconduct or gross negligence of Landlord or its officers, directors, employees or agents and relating to an incident occurring in the Premises or any portion of the areas surrounding the Premises, including, without limitation, entry areas and dumpster areas, that results in personal injury, death or property damage.

      19. WAIVER OR SUBROGATION. Anything to the contrary in this Lease not withstanding, neither party nor its officers, directors, employees, agents or invitees shall be liable to the other party or to any insurance company (by way of subrogation or otherwise) insuring the other party for any loss or damage to any building, structure or other tangible property, when such loss is caused buy any of the perils that are or could be insured against under a standard policy of full replacement cost insurance for fire, theft and all risk coverage, or losses under workers' compensation laws and benefits, even though such loss or damage might have been occasioned by the negligence of such party, its agents or employees.

      20.     NON-WAIVER.     Neither the acceptance by Landlord of any Rent or
 other payment hereunder, whether or not any Act of Default hereunder by Tenant is then known to Landlord, or any custom or practice followed in connection with this Lease shall constitute a consent or waiver of any right or obligation by either party. Failure by either party to complain of any action or non-action on the part of the other or to declare the other in default, irrespective of how long such failure may continue, shall not be deemed to be a waiver of any rights hereunder. Time is of the essence with respect to the performance of every obligation under this Lease in which time of performance is a factor. Except for the execution and delivery of a written agreement expressly accepting surrender of the Premises, no act taken or failed to be taken by either party shall be deemed an acceptance or surrender of the Premises.

      21.     NOTICES.     Each notice required or permitted to be given
hereunder by one party to the other shall be in writing with a statement therein to the effect that notice is give pursuant to this Lease, and the same shall be given and shall be deemed to have been delivered, served and given (a)
 three (3) business days after being placed in the United States mail, postage prepaid, by United States registered or certified mail, return receipt requested, and (b) one (1) business day after being sent by overnight mail or confirmed telecopy. All such notices shall be addressed to such party at the address sand/or facsimile number provided for such party herein. Any notices to Landlord shall be addressed and given to Landlord as follows:
                    Baker Performance Chemicals Incorporated
                    3900 Essex Lanes, Suite 1200
                    Houston, Texas  77027
                    Attn:  Director of Real Estate
                    Facsimile (713) 439-8558

Any notices to Tenant shall be addressed and given to Tenant as follows:

                    Webco Industries, Inc.
                    P.O. Box 100
                    Sand Springs, Oklahoma  74603
                    Attn:  Harry G. Dandelles, CFO
                    Facsimile (918) 245-1305

The addresses stated above shall be effective for all notices to the respective parties until written notice of a change in address is given pursuant to the provisions hereof.

      22.     FAILURE TO PERFORM.     Subject to the foregoing, if either party
 fails to perform any one or more of its obligations hereunder, in addition to the other rights hereunder, each party shall have the right, but not the obligation, to perform all or any part of the other party's obligations. Upon receipt of a demand therefor from the other party, the defaulting party shall reimburse the other on demand for the cost of performing such obligations.

      23.     ACT OF DEFAULT.     The term "Act of Default" refers to the
occurrence of any one or more of the following: (i) failure of Tenant to pay within ten (10) calendar days of due date any Rent; (ii) failure of Tenant to pay after ten (10) calendar days' written notice of default any amount other than Rent required to be paid under this Lease; (iii) failure of Tenant after thirty (30) calendar days' written notice of default in the performance of Tenant's other obligations, covenants or agreements under this Lease; or (iv) the adjudication of Tenant to be a bankrupt; or (v) the filing by Tenant of a voluntary petition in bankruptcy, reorganization, receivership, or other related or similar proceedings; or (vi) the making by Tenant of a general assignment for the benefit of its creditors; or (vii) the appointment of a receiver of Tenant's interest in the Premises in any action, suit, or proceeding against that Tenant's interest in the Premises or by or against Tenant; or (viii) any other voluntary or involuntary proceedings instituted by or against Tenant under any bankruptcy or similar laws, unless the occurrence of any such involuntary receivership or proceedings is cured by the same being dismissed or stayed within sixty (60) calendar days thereafter; or (ix) the sale or attempted sale under execution or other legal process of Tenant's interest in the Premises; or (x) abandonment of the Premises by Tenant for any period of time consisting of thirty (30) consecutive calendar days.

      24.     RIGHTS UPON DEFAULT.     If an Act of Default occurs, at any time
 thereafter prior to the curing of such Act of Default and without waiving any other rights herein available at law or in equity, Landlord may terminate this Lease. If Landlord elects to terminate this Lease, it may treat the Act of Default as an entire breach of this Lease, and Tenant immediately shall become liable for damages as allowed by law. If Landlord lawfully elects to terminate the Lease, Landlord may rent the Premises or any part thereof to any person or persons for the best price of consideration as is available, and agrees to use its best efforts in good faith with due diligence to mitigate its damages.
Tenant shall be liable to Landlord for the amount, if any, by which the total Rent and all other payments herein provided for the unexpired balance of the Term exceed the net income, if any, received by Landlord from such re-renting.
  In the event of an Act of Default, Tenant shall have ten (10) days from the date of such Act of Default in which to exercise the Purchase Option set forth in Section 33 hereof; provided, however, that upon the exercise of such Option,
 Tenant shall proceed to close the purchase of the Premises in accordance with this Lease and shall cure any monetary defaults prior to closing.

      25.     SURRENDER.     On the last day of the Term, or upon earlier
termination of this Lease, Tenant shall peaceably and quietly surrender the Premises to Landlord, broom clean, in good order, repair and condition at least equal to the condition when delivered to Tenant, excepting only wear and tear resulting from normal use and damage by fire or other casualty covered by the insurance provided by Tenant. If Tenant fails to do any of the foregoing,

Landlord, in addition to other remedies available to it at law or in equity, may, enter upon, reenter, possess and repossess itself thereof, without breach of the peace, and may dispossess and remove Tenant and all persons and property from the Premises, as is allowed by law. Such dispossession and removal of Tenant shall not constitute a waiver by Landlord of any claims by Landlord against Tenant, or by Tenant against Landlord.

      26.     HOLDING OVER.     If Tenant does not surrender possession of the
premises at the end of the Term or upon earlier termination of this Lease, upon the lawful request of Landlord, then at the election of Landlord, Tenant shall be a tenant-at-sufferance of Landlord, and the rental for each day during the period of such holdover shall be one and one-half times the Rent prevailing hereunder (determined on a daily basis) immediately prior to such termination.

      27.     INTEREST.     All amounts of money payable by Tenant to landlord
under this Lease, if not paid when due, shall bear interest from the dat due until paid at the rate of New York prime, plus two percent (2%).

     28.     ASSIGNMENT AND SUBLETTING.     Landlord shall have the right to
transfer and assign, in whole or in part, by operation of law or otherwise, its rights and obligations hereunder. Tenant shall not assign or otherwise transfer, mortgage, pledge, hypothecate or otherwise encumber this Lease, or any interest herein, and shall not sublet the Premises or any part thereof, or any right or privilege appurtenant thereto, or permit any other party to occupy or use the Premises, or any portion thereof, without the express prior written consent of Landlord, which consent to an assignment or a sublease shall not be unreasonably withheld provided the proposed assignee or sublessee reasonably demonstrates to Landlord its ability to perform Tenant's financial obligations hereunder. Any such consent by Landlord shall not release Tenant from any of Tenant's obligations hereunder or be deemed to b a consent to any subsequent assignment, subletting, occupancy, or use by another person. Subject to the foregoing, the rights and obligations of the parties hereunder shall inure to the benefit of and be binding on the parties hereto and their respective successors, assigns and legal representatives.

      29.     MORTGAGE OF LEASEHOLD INTEREST.     Tenant shall not have the
right to mortgage the leasehold interest created pursuant to this Lease except with Landlord's prior written consent, which consent shall not be unreasonably withheld, delayed, or denied, and on terms which are reasonably satisfactory to
 Landlord.

      30.     CONDEMNATION.     If any improved portion of the Premises or its
street access or more than fifty percent (50%) of its parking shall be taken as a result of the power of eminent domain, this Lease shall terminate at Tenant's election, made within thirty (30) days after taking if the Premises are no longer suitable for Tenant's use. If this Lease is not so terminated, the Rent shall be equitably adjusted by Landlord to take into account such taking. Except as provided above, if unimproved portions of the Property are so taken and Tenant's access to the Premises is not adversely affected, Tenant may not terminate this Lease by reason of such taking. All condemnation proceeds for the taking of Landlord's property shall belong to Landlord. Notwithstanding anything to the contrary contained herein, Tenant shall be entitled to claim in the condemnation proceedings such awards as may be allowed for its relocation expense, the interruption of Tenant's business, the taking of Tenant's leasehold estate, and the taking of Tenant's improvements to the Premises.

      31.     LEGAL INTERPRETATION.     This Lease and the rights and
obligations of the parties hereto shall be interpreted, construed, and enforced in accordance with the laws of the State of Oklahoma. The determination that nay provision of this Lease is invalid, void, illegal or unenforceable shall not affect or invalidate the other provisions hereof. All obligations of either party requiring any performance after the expiration of the Term shall survive the expiration of the Term and shall be fully enforceable in accordance with those provisions pertaining thereto. Section titles are for convenient reference only and shall not be used to interpret or limit the meaning of any provision of this Lease.

      32.     WHOLE AGREEMENT.     No oral statements or prior written material
 not specifically incorporated herein shall be of any force or effect. Each party agrees that in entering into and taking this Lease, it relies solely upon the representations and agreements contained in this Lease and no others.
This Lease, including Exhibits A, B, C and D attached hereto and made a part hereof for all purposes, constitutes the whole agreement of the parties and shall in no way be constituted, modified or supplemented, except by a written agreement executed by each party and delivered to the other party.

      33.     OPTIONS TO PURCHASE.

              A. Subject to the terms and provisions contained elsewhere in this Lease, Landlord hereby grants to Tenant an irrevocable and exclusive option to purchase (the "Purchase Options") the Premises at the end of each year in the Term and, if the Option to Extend is exercised by Tenant, at the end of each year of each Option Term of this Lease and as provided herein in
Section 16 and Section 34. Each Purchase Option, if exercised by Tenant, shall be exercised by giving written notice of exercise to Landlord of not less than sixty (60) days prior to the expiration of the then current year of the Term.
              B. If Tenant exercises a Purchase Option, Tenant shall purchase the Premises from Landlord, and Landlord shall sell and convey the Premises to Tenant, by Special Warranty Deed, with all necessary documentary stamps affixed thereto, subject only to such restrictive covenants, right-of-way, zoning regulations and easements of record as presently exist or matters created or caused by Tenant.
              C.     The purchase price for the Premises shall be $750,000.00.
              D. Within twenty (20) days after Tenant delivers notice of exercise of the Purchase Option to Landlord, Landlord shall deliver the following:

                     (i) A survey of the Premises, which survey shall satisfy the requirements for an ALTA survey;

                    (ii) A title commitment issued by Lawyers Title Insurance Company to issue an Owner's title Policy (ALTA current form) in the amount of the purchase price and containing no exceptions other than the standard printed exceptions and the items referred to in subsection B above.

                   (iii) All topographic maps, studies, engineering work, plans and specifications for the Improvements, drawings, aerial photographs, surveys, zoning information, plats, drawings and flood-plain information with reference to the Premises that Landlord has in its possession.

              E. Tenant shall not be obligated to close this transaction and purchase the Premises until all of the following conditions have been satisfied:
                     (i)     Landlord has furnished the title commitment.
                    (ii) There will be no agreement, mortgage, indenture or other instrument which adversely affects the Premises, except such municipal ordinances, zoning regulations and other local, state and federal laws which may now or hereafter become applicable to the Premises, and except for liens which can be, and are, paid at the closing from the purchase price. There will be no pending or threatened litigation, condemnation, eminent domain or other type of legal proceedings with regard to the Premises.

              F.     At the closing, Landlord shall:
                     (i) Deliver to Tenant a fully executed and acknowledged Special Warranty Deed conveying the Premises to Tenant as provided herein, which deed shall be in form reasonably acceptable to Tenant's counsel.
                    (ii) Furnish Oklahoma documentary stamps in the amount required by law for the above Special Warranty Deed, and Landlord will execute and deliver the customary non-lien and non-foreign affidavits.
                    (ii) Deliver any other documents or instruments required of Landlord hereunder.

              At the closing, and concurrently with the delivery by Landlord of the instruments required to be delivered hereunder, Tenant shall pay to
Landlord the purchase price, by cashier's check or by wire transfer. The closing of the transaction shall take place not less than thirty (30) nor more than sixty (60) days (the "Closing Date") following Tenant's delivery of its notice of exercise of its Purchase Option. The closing shall take place a Tenant's offices in Sand Springs, Oklahoma. The Rent for the month in which the closing takes place shall be prorated to the Closing Date. Notwithstanding anything to the contrary contained herein, Tenant shall pay all Taxes for the year of closing.

      34.     OPTIONS TO EXTEND.     Landlord grants Tenant the option to
extend the Term for two (2) additional terms of three (3) years
("Option Terms") commencing at the end of the Term. To exercise each option extend, Tenant must notify Landlord in writing of the exercise at least ninety
(90) days prior to the end of the Term. If such extension option is exercised, all references in this Lease to Term shall thereafter refer to such original
Term as extended for the Option Term. The Rent for each Option Term shall be fixed at an amount equal to the prevailing fair market rental value of the Premises based upon prevailing rental in Sand Springs, Oklahoma, for similar properties, but not to exceed the rental value of similar premises having a fair market value of $750,000.00 as of the date of this Lease. In the event Landlord and Tenant are unable to agree upon the Rent for an Option Term within thirty (30) days after the date of Tenant's notice to exercise the Option Term, the Rental for such Option Term shall established by arbitration pursuant to the provisions of the Oklahoma Arbitration Act. If the Rent for an Option Term is not established prior to the commencement of the Option Term, Tenant shall pay the monthly Rent amount for the prior term. When the Rent for such Option Term is established, the amount paid by Tenant subsequent to the beginning of the Option Term shall be adjusted to conform to the established Option Term Rent amount. Notwithstanding the foregoing, if the Rent amount established by arbitration is unacceptable to Tenant, Tenant may withdraw its Option Term exercise notice or, if the Option Term has commenced, Tenant may terminate the Lease upon thirty (30) days' written notice to landlord within fifteen (15) days after Tenant is notified of the arbitration decision. All other terms and conditions of this Lease shall be applicable to each Option Term, except Tenant shall have no option to extend this lease beyond the end of the Option Terms set forth herein, and Tenant shall have no option to purchase the Premises as set forth in Section 33 above.

      35.     SIGNAGE.     To the extent not prohibited by applicable law,
ordinance or restrictive covenant and with Landlord's prior approval which shall not be unreasonably withheld or denied, Tenant may install in a reasonable location on the property of Landlord one (1) sign of reasonable dimensions advertising Tenant's business at the Premises. Such sign shall be erected and maintained at Tenant's expense and removed at Tenant's expense upon termination of this Lease. Such sign shall comply with all applicable laws, ordinances and restrictive covenants and Tenant will obtain, at its expense, all permits and insurance for the same.

      36.     SECURITY DEPOSIT.     Tenant shall pay to Landlord a security
deposit (the "Security Deposit") of $10,000.00 on the date this Lease is executed by Tenant. Upon the occurrence of any Act of Default, Landlord may, from time to time, without prejudice to any other remedy, use the Security Deposit to the extent necessary to pay or satisfy any damage, injury, expense or liability caused to Landlord by any Act of Default hereunder; however, the Security Deposit shall not be considered a measure of Landlord's damages for any Act of Default then exists hereunder (or following the cure by Tenant of any Act of Default), the amount of the Security Deposit then held by Landlord shall be returned to Tenant at the end of the Term.

      37.     FINANCIAL STATEMENTS.     Upon the execution of this Lease and
annually thereafter during the Term, Tenant shall deliver to Landlord a copy of
 Tenant's annual report to its stockholders as long as Tenant is a publicly-owned company, then annually thereafter during the Term, Tenant shall deliver to Landlord a copy of Tenant's fiscal year end financial statements as prepared by Tenant's regular accounting firm, provided that Landlord will furnish a confidentiality agreement reasonably acceptable to Tenant. Similar reports and statements shall be furnished to Landlord by any permitted assignee or sublessee upon the execution of such assignment or sublease and annually thereafter during the Term or the term of the sublease.

      38.     MEMORANDUM OF LEASE.     This Lease shall not be recorded by
Tenant; provided, however, that upon the request of either party to this Lease,
 Landlord and Tenant shall execute and deliver a memorandum of the options set forth in this Lease, in substantially the form attached hereto as Exhibit C, for recording in the real property records of Tulsa County, Oklahoma.

      39.     MORTGAGES.
              A. This Lease and the estate granted hereby shall be subject and subordinate to the lien of any mortgage which may at any time constitute a lien on the Premises and to any agreements at any time made modifying, supplementing, extending or renewing any such mortgage. The subordination shall be upon the condition that so long as Tenant shall not be in default, this Lease shall not be terminated and Tenant's possession of the Premises shall not be interfered with in any foreclosure or other action or proceeding instituted under or in connection with such mortgage. Subordination of this Lease shall be self-operative and no further instrument shall be required to effect such subordination, but Tenant agrees to execute and deliver all instruments that may be reasonably necessary or proper to effect or confirm such subordination.

              B. Tenant and Landlord agree upon request in writing from the other, to execute, acknowledge, and deliver to the requesting party a statement in writing certifying that this Lease is unmodified and in full force and effect, or, if there have been modifications, that it is in full force and effect as modified, and the dates to which the Rent and other charges have been paid, and specifying whether or not the other party claims that the requesting party has defaulted in any of its obligations.

       IN WITNESS WHEREOF, this Lease is hereby executed as of the date first above set forth.


                            BAKER PERFORMANCE CHEMICALS
                            INCORPORATED, a California corporation


                            By:
                            Name:
                            Title:

                                                             "Landlord"

                            WEBCO INDUSTRIES, INC.,
                            an Oklahoma corporation

                            By:
                            Name:
                            Title:

                                                               "Tenant"

                                  EXHIBIT A

A tract or parcel of land located within the South Half of the Southwest Quarter (S/2 SW/4) of Section Twelve (12), Township Nineteen (19) North, Range Eleven (11) East of the Indian Base and Meridian, Tulsa County, State of Oklahoma, according to the U.S. Government Survey thereof, more particularly described as follows:

              Beginning at a point on the section line 296.0 feet East of the Southwest corner of Section Twelve (12); thence on a bearing of North 89 29'30" East along the mentioned section line a distance of 1092.3 feet to a point; thence North 0 42'15" West partially along the center of an existing concrete drainage ditch a distance of 500.0 feet to a point; thence South 89 29'30" West a distance of 718.68 feet to a point; thence South 69 06'00" West a distance of 304.09 feet to a point; thence South 89 36'00" West a distance of 85.0 feet to a point; thence South 0 14'00" East a distance of 394.2 feet to a point of beginning.

                                EXHIBIT B



East Wing Lab Area

              All lab cabinetry, acid tops, and counter tops
              All testing equipment and associated gas and fluids piping to source
              All wiring associated with equipment to panels disconnects including conduits
              All flow hoods and exhaust fans and systems including ductwork, piping, motors,wiring and conduit to source and/or roof penetrations. Seal all abandoned roof penetrations
              All electrical panels shall be marked to indicate which
                      electrical circuits and breakers have been changed to reflect the disconnects of this aforementioned equipment
              All sinks and associated plumbing shall be removed including risers, vents, and water piping. Terminations shall be made and capped below slab and patched to provide a smooth floor

                                EXHIBIT C

                          MEMORANDUM OF OPTIONS

THE STATE OF OKLAHOMA
                               KNOW ALL MEN BY THESE PRESENTS:
COUNTY OF TULSA

THIS MEMORANDUM OF OPTIONS (this "Memorandum") is made by and between Baker Performance Chemicals Incorporated ("Landlord") and Webco Industries, Inc. ("Tenant").

                              WITNESSETH

       1. Agreement. Landlord and Tenant are parties to that certain Lease Agreement dated as of October ______, 1996 (the "Lease"), which provides that pursuant to Sections 33 and 34 of the Lease, Tenant has the option to extend the term of the Lease and to purchase the property described on Exhibit A attached hereto and made a part hereof for all purposes (the "Property").

       2. Purpose of Memorandum. This Memorandum is entered into for the purpose of recording and giving notice of the provisions of Sections 33 and 34 of the Lease.

       3. Termination. Upon termination of the Lease or assignment of the Lease to any party other than the original Tenant, this Memorandum shall be of no further force and effect. In such event, Landlord shall have the right to record an affidavit stating that this Memorandum shall be of no further force or effect and, thereafter, any purchaser of the Property, or title company issuing any policy or report regarding the Property, shall have the right to rely thereon.

       4. Interpretation. The provisions in this Memorandum shall not be used in interpreting the Lease. In the event of a conflict between the Lease and this Memorandum, the Lease shall control.

       EXECUTED as of ___________ ______, 1996.

                                      BAKER PERFORMANCE CHEMICALS
                                      INCORPORATED, a California corporation


                                      By:
                                      Name:
                                      Title:

                                                                  "Landlord"


                                      WEBCO INDUSTRIES, INC., an Oklahoma
                                      corporation


                                      By:
                                      Name:
                                      Title:

                                                                    "Tenant"

                                  EXHIBIT D

                               WORK AGREEMENT


THIS WORK AGREEMENT (this "Agreement") is being executed simultaneously with that certain Lease Agreement dated October 22, 1996 (the "Lease"), by and between Baker Performance Chemicals Incorporated, a California corporation ("Landlord"), and Webco Industries, Inc., an Oklahoma corporation ("Tenant"). All capitalized terms used in this Agreement but not defined herein shall have the same meaning ascribed to such terms in the Lease.

       1. Landlord and Tenant agree that Landlord will execute a written agreement with Trammell Crow Construction Company (the "General Contractor") as
 general contractor to construct the Tenant Improvements. Such agreement will be subject to Tenant's prior review and approval, not to be unreasonably withheld, conditioned or delayed.

       2. In the event that the General Contractor does not provide the plans and specifications for the Tenant Improvements (the 'Plans and Specifications'), Tenant agrees to provide, by Tenant's designated architect and/or engineer ("Tenant's Architect/Engineer"), at Tenant's sole cost and expense, which shall be payable out of the Allowance, the Plans and Specifications. The Plans and Specifications and Tenant's Architect/Engineer are subject to Landlord's review and written approval, not to be unreasonably withheld, conditioned or delayed.

       3. Landlord agreed to spend in the aggregate $256,200.00 (the "Allowance") for the construction of the Tenant Improvements. In the event the actual cost of the Tenant Improvements, including, without limitation, any change orders or extra work, exceeds the Allowance, Tenant shall pay such excess amounts to Landlord within seven (7) business days after receipt of an invoice therefor from Landlord. In the event the actual cost of the Tenant Improvements is less than the Allowance, Tenant shall have no rights to the remainder of the Allowance.

       4. Landlord shall make advances of the Allowance to Tenant's Architect/Engineer or the General Contractor within thirty (30) days following receipt of (i) invoices specifying the amounts due, (ii) a waiver and release of mechanic's and materialmen's lien from Tenant's Architect/Engineer, the General Contractor, and each subcontractor or supplier of materials, (iii) a written authorization from Tenant to pay the amount requested, and (iv) in the case of payments to the General Contractor only, the General Contractor's application for payment, which shall include Tenant's Architect/Engineer's or the General Contractor's certification on the applicable form published by The American Institute of Architects. If such conditions have been performed to the reasonable satisfaction of Landlord, Landlord shall make the requested disbursement from the Allowance by issuing a check payable directly to Tenant's
 Architect/Engineer or the General Contractor, as the case may be.

       5. Upon approval of the Plans and Specifications by Landlord and Tenant as provided above, Landlord shall not have the right to order any change orders or extra work in connection with the Tenant Improvements without the prior written consent of Tenant, which shall not be unreasonably withheld, conditioned or delayed.

       6. The General Contractor shall assign to Tenant all manufacturer's warranties for equipment installed in the Premises and Landlord shall assign to
 Tenant the General Contractor's warranty. TENANT ACKNOWLEDGES THAT LANDLORD MAKES NO WARRANTIES, EXPRESS OR IMPLIED, INCLUDING BUT NOT LIMITED TO IMPLIED WARRANTIES OR MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE, IN CONNECTION WITH THE TENANT IMPROVEMENTS.

       7. Prior to making the final payment to the General Contractor, Landlord and Tenant shall walk through the Premises and shall agree upon a punch list of items to be completed by the General Contractor. Upon completion of such punch list items to the reasonable satisfaction of Tenant, Tenant shall provide Landlord with written notification that the Tenant Improvements are substantially complete and that the Tenant Improvements are satisfactory, setting forth the date of substantial completion of the Tenant Improvements (the "Substantial Completion Date").

       8. Landlord shall use reasonable efforts to substantially complete the Tenant Improvements within sixty (60) days after the Possession Date. However, Landlord shall in no event be liable for or subject to any claim for failure to substantially complete the Tenant Improvements by such date.

       9. Tenant and Tenant's employees, agents, contractors, invitees, and licensees shall not interfere with the construction of the Tenant
Improvements, and Landlord shall have the right to deny entry to the Premises to any person who continues to interfere with the construction of the Tenant Improvements after being provided with twenty-four (24) hours written notice by
 Landlord or Landlord's agent to cease such interference. If the Substantial Completion Date is delayed as a result of such interference or Tenant's failure to provide consents or any information required under this Agreement on a timely basis, then solely for the purposes of determining the commencement date of Tenant's liability for Rent and other charges under the Lease, such delay shall not postpone the Rent Commencement Date. Landlord shall not be liable for any injury, loss or damage which may occur to Tenant or Tenant's employees, agents, contractors, invitees, or licensees or any of Tenant's property, fixtures, and installations in the Premises prior to the Substantial Completion
 Date. Tenant agrees to indemnify, defend, and hold harmless Landlord from and against any and all loss, liability, cost, damage or expense (including, without limitation, attorneys' fees, accountants', fees, consultants' fees, court costs, and interest) arising out of or in connection with the entry of Tenant, Tenant's employees, agents, contractors, invitees, and licensees onto the Premises prior to the Substantial Completion Date.

       EXECUTED as of the date of the Lease.

                                      BAKER PERFORMANCE CHEMICALS
                                      INCORPORATED

                                      By:
                                      Name:
                                      Title:


                                      WEBCO INDUSTRIES, INC.

                                      By:
                                      Name:
                                      Title:

                                WORK AGREEMENT


THIS WORK AGREEMENT ("this Agreement") is being executed simultaneously with that certain Lease Agreement dated October 22, 1996 (the "Lease"), by and between Baker Performance Chemicals Incorporated, a California corporation ("Landlord"), and Webco Industries, Inc., an Oklahoma corporation ("Tenant"). All capitalized terms used in this Agreement but not defined herein shall have the same meaning ascribed to such terms in the Lease.

       1. Landlord and Tenant agree that Landlord will execute a written agreement with Trammell Crow Construction Company (the "General Contractor") as
 general contractor to construct the Tenant Improvements. Such agreement will be subject to Tenant's prior review and approval, not to be unreasonably withheld, conditioned or delayed.

       2. In the event that the General Contractor does not provide the plans and specifications for the Tenant Improvements (the "Plans and Specifications"), Tenant agrees to provide, by Tenant's designated architect and/or engineer ("Tenant's Architect/Engineer"), at Tenant's sole cost and expense, which shall be payable out of the Allowance, the Plans and Specifications. The Plans and Specifications and Tenant's Architect/Engineer are subject to Landlord's review and written approval, not to be unreasonably withheld, conditioned or delayed.

       3.     Landlord has agreed to spend in the aggregate $256,200.00
(the "Allowance") for the construction of the Tenant Improvements. In the event the actual cost of the Tenant Improvements, including, without limitation, any change orders or extra work, exceeds the Allowance, Tenant shall pay such excess amounts to Landlord within seven (7) business days after receipt of an invoice therefor from Landlord. In the event the actual cost of the Tenant Improvements is less than the Allowance, Tenant shall have no rights to the remainder of the Allowance.


       4. Landlord shall make advances of the Allowance to Tenant's Architect/Engineer or the General Contractor within thirty (30) days following receipt of (i) invoices specifying the amounts due, (ii) a waiver and release of mechanic's and materialmen's lien from Tenant's Architect/Engineer, the General Contractor, and each subcontractor or supplier of materials, (iii) a written authorization from Tenant to pay the amount requested, and (iv) in the case of payments to the General Contractor only, the General Contractor's application for payment, which shall include Tenant's Architect/Engineer's or the General Contractor's certification on the applicable form published by The American Institute of Architects. If such conditions have been performed to the reasonable satisfaction of Landlord, Landlord shall make the requested disbursement from the Allowance by issuing a check payable directly to Tenant's
 Architect/Engineer or the General Contractor, as the case may be.

       5. Upon approval of the Plans and Specifications by Landlord and Tenant as provided above, Landlord shall not have the right to order any change orders or extra work in connection with the Tenant Improvements without the prior written consent of Tenant, which shall not be unreasonably withheld, conditioned or delayed.

       6. The General Contractor shall assign to Tenant all manufacturer's warranties for equipment installed in the Premises and Landlord shall assign to
 Tenant the General Contractor's warranty. TENANT ACKNOWLEDGES THAT LANDLORD MAKES NO WARRANTIES, EXPRESS OR IMPLIED, INCLUDING BUT NOT LIMITED TO IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE, IN CONNECTION WITH THE TENANT IMPROVEMENTS.

       7. Prior to making the final payment to the General Contractor, Landlord and Tenant shall walk through the Premises and shall agree upon a punch list of items to be completed by the General Contractor. Upon completion of such punch list items to the reasonable satisfaction of Tenant, Tenant shall provide Landlord with written notification that the Tenant Improvements are substantially complete and that the Tenant Improvements are satisfactory, setting forth the date of substantial completion of the Tenant Improvements (the "Substantial Completion Date").

       8. Landlord shall use reasonable efforts to substantially complete the Tenant Improvements within sixty (60) days after the Possession Date. However, Landlord shall in no event be liable for or subject to any claim for failure to substantially complete the Tenant Improvements by such date.

       9. Tenant and Tenant's employees, agents, contractors, invitees, and licensees shall not interfere with the construction of the Tenant
Improvements, and Landlord shall have the right to deny entry to the Premises to any person who continues to interfere with the construction of the Tenant Improvements after being provided with twenty-four (24) hours written notice by
 Landlord or Landlord's agent to cease such interference. If the Substantial Completion Date is delayed as a result of such interference or Tenant's failure to provide consents or any information required under this Agreement on a timely basis, then solely for the purposes of determining the commencement date of Tenant's liability for Rent and other charges under the Lease, such delay shall not postpone the Rent Commencement Date. Landlord shall not be liable for any injury, loss or damage which may occur to Tenant or Tenant's employees, agents, contractors, invitees or licensees or any of Tenant's property, fixtures, and installations in the Premises prior to the Substantial Completion
 Date. Tenant agrees to indemnify, defend, and hold harmless Landlord from and against any and all loss, liability, cost, damage or expense (including, without limitation, attorneys' fees, accountants' fees, consultants' fees, court costs, and interest) arising out of or in connection with the entry of Tenant, Tenant's employees, agents, contractors, invitees, and licensees onto the Premises prior to the Substantial Completion Date.

       EXECUTED as of the date of the Lease.

                                      BAKER PERFORMANCE CHEMICALS
                                      INCORPORATED

                                      By:
                                      Name:
                                      Title:


                                      WEBCO INDUSTRIES, INC.

                                      By:
                                      Name:
                                      Title:

                      FIRST AMENDMENT TO LEASE AGREEMENT


       This FIRST AMENDMENT TO LEASE AGREEMENT (this "Amendment") is made and entered into as of the 22nd day of October, 1996 (the "Effective Date"), by and
 between BAKER PERFORMANCE CHEMICALS INCORPORATED, a California corporation ("Landlord"), and WEBCO INDUSTRIES, INC., an Oklahoma corporation ("Tenant"). Any capitalized terms used herein but not defined shall have the same meanings ascribed to such terms in the Lease (hereinafter defined).

                                 WITNESSETH:

       WHEREAS, Landlord and Tenant executed that certain Lease Agreement dated as of the Effective Date (the "Lease"), covering and describing that certain building containing approximately 24,400 square feet of space located at 9101 West 21st Street, Sand Springs, Oklahoma, together with the surrounding real property more particularly described on Exhibit A, attached hereto and made a part hereof for all purposes;

       WHEREAS, Section 33 of the Lease sets forth the terms and conditions of certain options to purchase (the "Options to Purchase") granted by Landlord to Tenant under the Lease;

       WHEREAS, the purchase price under the Options to Purchase does not provide that the purchase price under the Options to Purchase will be $750,000.00 plus any unamortized portion of the Allowance paid by Landlord for the Tenant Improvements, as agreed upon by Landlord and Tenant;

       WHEREAS, Landlord and Tenant desire to amend the Lease to correct such error and to add certain other provisions to the Lease;

       NOW, THEREFORE, for and in consideration of the sum of Ten and No/100 Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and Tenant do hereby agree as follows:

       1.     The following shall be inserted after the first sentence of
              Section 2.B. of the Lease:


              In addition, Landlord represents that it has notified Tenant of all environmental problems or conditions associated with the Premises which are actually known to Halina Caravello, Director of Environmental, Regulatory Affairs and Safety for Landlord, except for any environmental problems or conditions which are being studied by Caldwell Environmental Associates, Inc.

              ("Caldwell"); provided, however, that Landlord agrees to deliver a copy of the report prepared by Caldwell in connection with such study within five (5) business days after receipt of same by Landlord. This representation shall survive for a period of one
              (1)year after either (x) the Closing Date, if Tenant exercises a Purchase Option, or (y) the termination or expiration of this Lease.

       2.     The following shall be inserted at the end of Section 7 of the
              Lease:

              Notwithstanding Section 17 of this Lease, if Tenant discovers an environmental problem or condition on the Premises which existed prior to the date of this Lease and which was not disclosed by either the Phase I Audit or the Phase II Audit, Tenant shall notify Landlord within three (3) business days after discovering such problem or condition, and Landlord shall have the option to either (i) investigate and remediate said problem or condition at
               Landlord's sole cost and expense, or (ii) to reimburse Tenant for all reasonable costs of investigating and remediating said problem or condition; provided, however, that Tenant shall be responsible for any costs and expenses which are attributable to the exacerbation of the problem or condition by Tenant. Landlord's obligations under this paragraph shall survive for a period of one (1) year after either (x) the Closing Date, if Tenant exercise a Purchase Option, or (y) the termination or expiration of this Lease.

       3. Section 33. C. of the Lease shall be deleted in its entirety and replaced with the following:

              33.C. The purchase price for the Premises shall be $750,000.00 plus any unamortized portion of the Allowance paid by Landlord for the Tenant Improvements. For purposes of this subsection, the Allowance paid by Landlord for the Tenant Improvements shall be amortized on a straight line basis over the Term of this Lease, and Landlord and Tenant acknowledge and agree that each monthly installment of Rent includes an amortized portion of the Allowance.

       4. Landlord and Tenant do hereby agree that the Possession Date is January 15, 1997, and the Rent Commencement Date is March 15, 1997.

       EXECUTED as of the Effective Date.

                                      BAKER PERFORMANCE CHEMICALS
                                      INCORPORATED, a California corporation

                                      By:

                                      Name:
                                      Title:

                                                                  "Landlord"

                                      WEBCO INDUSTRIES, INC., an Oklahoma
                                      corporation

                                      By:
                                      Name:
                                      Title:

                                                                  "Tenant"

                                                                   Exhibit 10.4
                         OFFICER EMPLOYMENT CONTRACT


       This Officer Employment Contract (the "Contract") is made and entered into this 31st day of DECEMBER, 1996, by and between WEBCO INDUSTRIES, INC., an Oklahoma corporation (hereinafter called "Company"), and F. WILLIAM WEBER (hereinafter called "Officer").
Recitals:
(1) Officer has served as Company's Chief Executive Officer since the inception of Company's business. Officer and Company desire to enter into this Contract to state the terms and conditions of Officer's employment by the Company.
        NOW THEREFORE, in consideration of the mutual covenants and promises herein and intending to be legally bound, Officer and Company agree as follows:

       1.     EMPLOYMENT OF OFFICER.     Company employs Officer to serve in
the capacities of Company's Chairman of the Board and Chief Executive Officer.
  Officer accepts his employment by Company in the capacities stated.

       2.     DUTIES.     Company and Officer recognize that it is not feasible
 to specify in detail all of the duties of Officer in his capacities as Chairman of the Board, and Chief Executive Officer of the Company. In general terms, Officer will perform those duties which are consistent with the positions of Chairman of the Board and Chief Executive Officer of the Company and such duties as are reasonably assigned to him by the Board of Directors of the Company in those capacities. Without limiting the generality of the foregoing, Officer shall attend and preside at all meetings of the Company Board of Directors and stockholders.

       3.     TERM.     The term of this Contract shall commence on its date
and shall terminate on December 31, 1999, unless this Contract is terminated at an earlier date by any of the following ("Termination Events"):
              (a)     Mutual agreement of the parties;
              (b)     Officer's resignation;
              (c)     Officer's death;
              (d)     Termination for Officer's disability as provided herein;
                      and
              (e)     Termination for cause as provided herein.

       4.     COMPENSATION.     Company agrees to pay Officer a base
compensation ("Base Compensation") of $422,706 per year, payable in biweekly installments of $16,257.69 per period commencing January 1, 1997, subject to federal and state withholding deductions required by law. Officer's Base Compensation may be increased from time to time by action of the Company's Compensation Committee, if such exists, or the Board of Directors, but Officer's Base Compensation shall not be decreased below Officer's then current
 Base Compensation without Officer's consent. this paragraph shall not exclude Officer from receiving bonus compensation provided by the Company's compensation Committee or Board of Directors, either for Officer individually or as a participant in a bonus pool. Additionally, this paragraph shall not exclude Officer from receiving stock grants, stock options or participating in other employee benefit plan involving Company stock, as determined by the Company's Compensation Committee or Board of Directors.

       5.     EXPENSE REIMBURSEMENT.     Company will reimburse Officer for all
 out-of-pocket expenses incurred by Officer in the performance of Officer's service for the Company. Company recognizes that Officer's participation in professional societies and civic organizations will enhance Officer's capabilities and the image of Company in the local community,. Accordingly, as a part of Officer's duties, Company expects Officer to participate in professional society activities and civic club activities. Company will reimburse Officer for professional society and civic club dues. Further, company will provide Officer with reasonable time off with pay to attend professional and civic club meetings.

       6. FRINGE BENEFITS. Company will provide Officer with the following "fringe benefits":
              (a)     Life Insurance.  Company will reimburse Officer for:  (i)
                 the premium cost of the life insurance policies (or substitute policies with no premium increase) listed on SCHEDULE A hereto; plus (ii) an additional amount representing the state and federal income taxes resulting from the inclusion of the premium payment in Officer's taxable income.
              (b)     Vacation.  Thirty (30) days per calendar year with full
                 salary.
              (c)     Physical Examination.  An annual complete physical
                 examination by a physician of Officer's selection; and
              (d)     Medical Insurance.  Medical insurance for Officers and
                 Officer's dependents with deductible and co-payment provisions not in excess of Officer's present medical coverage.
              (e)     Club Dues.  Reimbursement for country club and Summit
                 Club dues.

              (f)     Automobile.  The use of an automobile appropriate to
                 Officer's position.
The foregoing shall not be exclusive and Officer shall be entitled to participate in other employee benefits which Company extends to executive officer employees of the Company generally or to Officer individually.

       7. TERMINATION FOR CAUSE. The Company may terminate the Officer's employment for Cause. For purposes of this Agreement, the Company shall have "Cause" to terminate the Officer's employment only on the basis of:
              (a) The Officer's willful and continued failure substantially to perform his duties with the Company (other than any such failure substantial performance is delivered to the Officer by the Company's Board of Directors which specifically identifies the manner in which such Board of Directors believes that the Officer has not substantially performed his duties;
 or
              (b) The Officer's willful engagement in conduct materially and demonstrably injurious to the Company.

For purposes of this subsection, no act or failure to act on the Officer's part shall be considered "willful" unless done, or omitted to be done, by the Officer not in good faith and without reasonable belief that his action or omission was in the best interest of the Company. The Officer shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Officer a copy of a resolution duly adopted by the affirmative vote of not less than two-thirds of the entire membership (excluding Officer) of the Company's Board of Directors, at a meeting of the Board of Directors called and held for the purpose, finding that in the good faith opinion of the Board of Directors the Officer was guilty of conduct set forth in subsection (a) or (b) of this Section and specifying the particulars thereof in detail. If Officer believes that Company does not have Cause to terminate Officer's employment, Officer may request, by written notice to Company, that the question of Cause to terminate Officer's employment be submitted to final and binding arbitration under the Oklahoma Arbitration Act.
 Pending the arbitration decision, Officer shall be entitled to receive all of Officer's benefits under this Contract.

       8.     TERMINATION IN THE EVENT OF DEATH.   This Contract will terminate
 upon Officer's death. All accrued benefits to the date of Officer's death will be paid to Officer's estate or Officer's designated beneficiary.

       9. DISABILITY. In the event Officer becomes physically or mentally disabled to the extent that Officer is unable to perform the duties of Officer's employment, Officer's salary and other benefits under this contract will continue for the first six (6) months of such disability. If Officer is unable to resume Officer's duties by the end of the six (6) months' period, Officer shall be paid one-half of Officer's Base Salary during the next six (6)
 months. If Officer is unable to resume Officer's services at the end of twelve (12) months from the inception of the disability, Company may terminate this Contract.

      10. CHANGE IN CONTROL. The provisions of this paragraph will be "triggered" by a "Change in Control" of the Company. For the purpose of this paragraph, a "Change in Control" shall be deemed to have occurred if:
              (a) There shall be consummated: (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's common stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's common stock immediately prior to the merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the merger; or (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; or
              (b) The shareholders of the Company shall approve any plan or proposal for the liquidation or dissolution of the Company; or
              (c)     Any person (as such term is used in Sections 13(d) and 14
            (d)(2) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), other than the Company or any employee benefit plan sponsored by the Company, shall become the beneficial owner directly or indirectly (within the meaning of Rule 13d-3 under the Exchange Act) of securities of the Company representing either (i) 51% of the Company's common stock or (ii) a greater percentage of the Company's common stock than the aggregate percentage held or controlled by the F. William Weber Family (and apart from rights accruing in special circumstances) having the right to vote in the election of directors, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise; or
              (d) At any time during a period of two (2) consecutive years, individuals who, at the beginning of such period constituted the Board of Directors of the Company, shall cease for any reason to constitute at least a majority thereof, unless the election or the nomination for election by the Company's shareholders of each new director during such (2) year period was approved by a vote of at least two-thirds (2/3) of the directors then still in office who
            were directors at the beginning of such two (2) year period.   For
            the purpose of this paragraph, the term, "F. William Weber Family" shall mean, collectively, F. William Weber, Martha A. Weber, Dana
            S. Weber, Kimberly Weber Frank, Ashley Weber, and the lineal descendants of the persons above named.
       In the event of a Change of Control, as above defined, the Company shall pay Officer a lump sum payment equal to: (1) three (3) times the Officer's annual cash compensation by the Company; plus (2) such amount as is necessary so that such payment is received net of any special or excise taxes imposed on the payment or on Officer under the Internal Revenue Code of 1986, as amended, or any similar provision of a subsequent revenue law. The term "annual cash compensation" shall mean the sum of: (x) Officer's annual Base Salary in effect at the time of the Change of Control; and (y) an amount equal to the highest annual bonus paid Officer in the three (3) calendar years preceding the
 Change of Control.  The Change of Control payment shall be made within thirty
(30) days after the Change of Control takes place, except that if Officer so elects by notice to the Company within fifteen (15) days after the Change of Control event, in lieu of the lump sum compensation payment, for a period of thirty-six (36) months from the date of Change of Control, Company shall pay Officer monthly an amount equal to one-thirty-sixth (1/36) of the total amount which, payable over such period in installments, would have compounded future value equal to the amount of the lump sum compensation payment, based on the prime interest rate, plus four (4) percentage points, of the Company's primary banking source at the date of the Change of Control.

      11. SUCCESSOR TO THE COMPANY. Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all substantially all the business and / or assets of the Company, by agreement in form and substance satisfactory to the Officer, expressly, absolutely and unconditionally to assume and agree to perform this Contract in the same manner and to the same extent that Company would be required to perform it if no such succession or assignment had taken place. Any failure of the Company to obtain such agreement prior to effectiveness of any such succession or assignment shall be a material breach of this Contract and shall be deemed to be a Change of Control event.

      12. NOTICE. All notices and other communications under this Contract shall be in writing and shall be deemed to have been duly given when delivered or (5) days after posting by U.S. Mail, certified, return receipt requested, postage prepaid as follows:

                                IF TO COMPANY:
WEBCO INDUSTRIES, INC.
Attn: President
P.O. Box 100
Sand Springs, OK. 74063

                                IF TO OFFICER:

F. WILLIAM WEBER
7449 S. INDIANAPOLIS
TULSA, OK. 74136

or such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

      13. MISCELLANEOUS. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Officer and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement.

      14.     VALIDITY.   The invalidity or unenforceability of any provisions
of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

      15. COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same instrument.

      16.     LEGAL FEES AND EXPENSES.   The Company shall pay all legal fees
and expenses which the Officer may incur as a result of the Company's contesting the validity, enforceability or the Officer's interpretation of, or determinations under, this Agreement.

      17. LAWS GOVERNING. This Agreement has been entered into in the State of Oklahoma, and shall be construed, interpreted and governed in accordance with the laws of the State of Oklahoma.

       IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.



"OFFICER":                              "COMPANY":
                                        WEBCO INDUSTRIES, INC.

____________________________            By_________________________
F. WILLIAM WEBER
                                        Print Name:
                                        ___________________________

Title:                                  Title:
Chairman, and Chief Executive Officer   ___________________________

                                                                   Exhibit 10.5
                         OFFICER EMPLOYMENT CONTRACT


       This Officer Employment Contract (the "Contract") is made and entered into this 31st day of DECEMBER, 1996, by and between WEBCO INDUSTRIES, INC., an Oklahoma corporation (hereinafter called "Company"), and DANA S. WEBER (hereinafter called "Officer").
Recitals:
(1) Officer has served as Company's President and Chief Operating Officer since 1995. Officer and Company desire to enter into this Contract to state the terms and conditions of Officer's employment by the Company.
NOW THEREFORE, in consideration of the mutual covenants and promises herein and intending to be legally bound, Officer and Company agree as follows:

       1.     EMPLOYMENT OF OFFICER.     Company employs Officer to serve in
the capacities of Company's Vice Chairman of the Board and Chief Operating Officer. Officer accepts her employment by Company in the capacities stated.

       2.     DUTIES.     Company and Officer recognize that it is not feasible
 to specify in detail all of the duties of Officer in his capacities as Vice Chairman of the Board, and Chief Operating Officer of the Company. In general terms, Officer will perform those duties which are consistent with the positions of Vice Chairman of the Board and Chief Operating Officer of the Company and such duties as are reasonably assigned to her by the Board of Directors of the Company in those capacities. Without limiting the generality of the foregoing, Officer shall attend and preside at all meetings of the Company Board of Directors and stockholders.

       3.     TERM.     The term of this Contract shall commence on its date
and shall terminate on December 31, 1999, unless this Contract is terminated at an earlier date by any of the following ("Termination Events"):
              (a)     Mutual agreement of the parties;
              (b)     Officer's resignation;
              (c)     Officer's death;
              (d)     Termination for Officer's disability as provided herein;
                       and
              (e)     Termination for cause as provided herein.

       4.     COMPENSATION.     Company agrees to pay Officer a base
compensation ("Base Compensation") of $225,000 per year, payable in biweekly installments of $8,653.85 per period commencing January 1, 1997, subject to federal and state withholding deductions required by law. Officer's Base Compensation may be increased from time to time by action of the Company's Compensation Committee, if such exists, or the Board of Directors, but Officer's Base Compensation shall not be decreased below Officer's then current
 Base Compensation without Officer's consent. this paragraph shall not exclude Officer from receiving bonus compensation provided by the Company's compensation Committee or Board of Directors, either for Officer individually or as a participant in a bonus pool. Additionally, this paragraph shall not exclude Officer from receiving stock grants, stock options or participating in other employee benefit plan involving Company stock, as determined by the Company's Compensation Committee or Board of Directors.

       5.      EXPENSE REIMBURSEMENT.    Company will reimburse Officer for all
 out-of-pocket expenses incurred by Officer in the performance of Officer's service for the Company. Company recognizes that Officer's participation in professional societies and civic organizations will enhance Officer's capabilities and the image of Company in the local community,. Accordingly, as a part of Officer's duties, Company expects Officer to participate in professional society activities and civic club activities. Company will reimburse Officer for professional society and civic club dues. Further, company will provide Officer with reasonable time off with pay to attend professional and civic club meetings.

       6.     FRINGE BENEFITS.     Company will provide Officer with the
following "fringe benefits":
               (a) Life Insurance. Company will pay: (i) the premium cost of the life insurance policies (or substitute policies with no premium increase) listed on SCHEDULE A hereto; plus (ii) an additional amount representing the state and federal income taxes resulting from the inclusion of the premium payment in Officer's taxable income.
               (b) Vacation. Thirty (30) days per calendar year with full salary.
               (c) Physical Examination. An annual complete physical examination by a physician of Officer's selection; and
               (d) Medical Insurance. Medical insurance for Officers and Officer's dependents with deductible and co-payment provisions not in excess of Officer's present medical coverage.
               (e)     Club Dues.  Reimbursement for country club and Summit
              Club dues.
               (f)     Automobile.  The use of an automobile appropriate to

              Officer's position. The foregoing shall not be exclusive and Officer shall be entitled to participate in other employee benefits which Company extends to executive officer employees of the Company generally or to Officer individually.

7. TERMINATION FOR CAUSE. The Company may terminate the Officer's employment for Cause. For purposes of this Agreement, the Company shall have "Cause" to terminate the Officer's employment only on the basis of:
              (a)     The Officer's willful and continued failure substantially
                 to perform her duties with the Company (other than any such failure substantial performance is delivered to the Officer by the Company's Board of Directors which specifically identifies the manner in which such Board of Directors believes that the Officer has not substantially performed his duties; or
              (b)     The Officer's willful engagement in conduct materially
                 and demonstrably injurious to the Company.

For purposes of this subsection, no act or failure to act on the Officer's part shall be considered "willful" unless done, or omitted to be done, by the Officer not in good faith and without reasonable belief that his action or omission was in the best interest of the Company. The Officer shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Officer a copy of a resolution duly adopted by the affirmative vote of not less than two-thirds of the entire membership (excluding Officer) of the Company's Board of Directors, at a meeting of the Board of Directors called and held for the purpose, finding that in the good faith opinion of the Board of Directors the Officer was guilty of conduct set forth in subsection (a) or (b) of this Section and specifying the particulars thereof in detail. If Officer believes that Company does not have Cause to terminate Officer's employment, Officer may request, by written notice to Company, that the question of Cause to terminate Officer's employment be submitted to final and binding arbitration under the Oklahoma Arbitration Act.
 Pending the arbitration decision, Officer shall be entitled to receive all of Officer's benefits under this Contract.

       8.     TERMINATION IN THE EVENT OF DEATH.   This Contract will terminate
 upon Officer's death. All accrued benefits to the date of Officer's death will be paid to Officer's estate or Officer's designated beneficiary.

       9. DISABILITY. In the event Officer becomes physically or mentally disabled to the extent that Officer is unable to perform the duties of Officer's employment, Officer's salary and other benefits under this contract will continue for the first six (6) months of such disability. If Officer is unable to resume Officer's duties by the end of the six (6) months' period, Officer shall be paid one-half of Officer's Base Salary during the next six (6)
 months. If Officer is unable to resume Officer's services at the end of twelve (12) months from the inception of the disability, Company may terminate this Contract.

      10. CHANGE IN CONTROL. The provisions of this paragraph will be "triggered" by a "Change in Control" of the Company. For the purpose of this paragraph, a "Change in Control" shall be deemed to have occurred if:
              (a)There shall be consummated: (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's common stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's common stock immediately prior to the merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the merger; or (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; or
             (b)The shareholders of the Company shall approve any plan or proposal for the liquidation or dissolution of the Company; or
             (c)Any person (as such term is used in Sections 13(d) and 14
(d)(2) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), other than the Company or any employee benefit plan sponsored by the Company, shall become the beneficial owner directly or indirectly (within the meaning of Rule 13d-3 under the Exchange Act) of securities of the Company representing either (i) 51% of the Company's common stock or (ii) a greater percentage of the Company's common stock than the aggregate percentage held or controlled by the F. William Weber Family (and apart from rights accruing in special circumstances) having the right to vote in the election of directors, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise; or
            (d)At any time during a period of two (2) consecutive years, individuals who, at the beginning of such period constituted the Board of Directors of the Company, shall cease for any reason to constitute at least a majority thereof, unless the election or the nomination for election by the Company's shareholders of each new director during such (2) year period was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of such two (2) year period.
     For the purpose of this paragraph, the term, "F. William Weber Family" shall mean, collectively, F. William Weber, Martha A. Weber, Dana S. Weber, Kimberly Weber Frank, Ashley Weber, and the lineal descendants of the persons above named.
     In the event of a Change of Control, as above defined, the Company shall pay Officer a lump sum payment equal to: (1) three (3) times the Officer's annual cash compensation by the Company; plus (2) such amount as is necessary so that such payment is received net of any special or excise taxes imposed on the payment or on Officer under the Internal Revenue Code of 1986, as amended, or any similar provision of a subsequent revenue law. The term "annual cash compensation" shall mean the sum of: (x) Officer's annual Base Salary in effect at the time of the Change of Control; and (y) an amount equal to the highest annual bonus paid Officer in the three (3) calendar years preceding the
 Change of Control.  The Change of Control payment shall be made within thirty
(30) days after the Change of Control takes place, except that if Officer so elects by notice to the Company within fifteen (15) days after the Change of Control event, in lieu of the lump sum compensation payment, for a period of thirty-six (36) months from the date of Change of Control, Company shall pay Officer monthly an amount equal to one-thirty-sixth (1/36) of the total amount which, payable over such period in installments, would have compounded future value equal to the amount of the lump sum compensation payment, based on the prime interest rate, plus four (4) percentage points, of the Company's primary banking source at the date of the Change of Control.

      11. SUCCESSOR TO THE COMPANY. Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all substantially all the business and / or assets of the Company, by agreement in form and substance satisfactory to the Officer, expressly, absolutely and unconditionally to assume and agree to perform this Contract in the same manner and to the same extent that Company would be required to perform it if no such succession or assignment had taken place. Any failure of the Company to obtain such agreement prior to effectiveness of any such succession or assignment shall be a material breach of this Contract and shall be deemed to be a Change of Control event.

      12. NOTICE. All notices and other communications under this Contract shall be in writing and shall be deemed to have been duly given when delivered or (5) days after posting by U.S. Mail, certified, return receipt requested, postage prepaid as follows:

                                IF TO COMPANY:
WEBCO INDUSTRIES, INC.
Attn: President
P.O. Box 100
Sand Springs, OK. 74063

                                IF TO OFFICER:

DANA S. WEBER
3606 E. 99TH ST.
TULSA, OK. 74137

or such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

       13. MISCELLANEOUS. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Officer and the Company.  No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement.

      14. VALIDITY. The invalidity or unenforceability of any provisions of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

      15. COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same instrument.

      16. LEGAL FEES AND EXPENSES. The Company shall pay all legal fees and expenses which the Officer may incur as a result of the Company's contesting the validity, enforceability or the Officer's interpretation of, or determinations under, this Agreement.

      17. LAWS GOVERNING. This Agreement has been entered into in the State of Oklahoma, and shall be construed, interpreted and governed in accordance with the laws of the State of Oklahoma.

       IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.



"OFFICER":                                    "COMPANY":
                                              WEBCO INDUSTRIES, INC.
____________________________                  By_________________________
DANA S. WEBER
                                              Print Name:
                                              ___________________________

Title:                                        Title:
Vice Chairman, and Chief Operating Officer    ___________________________

                                 SCHEDULE A:


                                                AMOUNT
MID-CONTINENT LIFE INSURANCE CO.               $100,000
P.O. BOX 60389
OKLAHOMA CITY, OK. 73146-0389

     ANNUAL PREMIUM  $207.90


STANDARD LIFE INSURANCE CO.                    $100,000
1100 S.W. SIXTH AVENUE
PORTLAND, OREGON 97204-1093

     ANNUAL PREMIUM  $363.00

Exhibit 18.1


                                                September 18, 1997

Webco Industries, Inc.
201 S. Woodland Drive
Sand Springs, OK 74063

We are providing this letter to you for inclusion as an exhibit in the Webco Industries, Inc. (the "Company") filing on Form 10-K, pursuant to item 601 of Regulation S-K.

We have read management's justification for the change in accounting from the Last-in First-out method of inventory measurement to the weighted average cost method of inventory measurement contained in the Company's Form 10-K for the year ended July 31, 1997. Based on our reading of the data and discussions with Company officials of the business judgment and business planning factors relating to the change, we believe management's justification to be reasonable. Accordingly, in reliance on management's determination as regards elements of business judgment and business planning, we concur that the newly adopted accounting principle described above is preferable in the Company's circumstances to the method previously applied.





Coopers & Lybrand L.L.P.

Exhibit 23.1



CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (File No.
333 - 22779) of our reports, which includes an explanatory paragraph relating to the Company's change in accounting for its inventories, dated September 18, 1997, on our audits of the consolidated financial statements and financial statement schedule of Webco Industries, Inc. (the "Company") as of July 31, 1997 and 1996 and for the years ended July 31, 1997, 1996, and 1995, which report is included in this Annual Report on Form 10-K for the year ended July 31, 1997.

     As discussed in Note 2, during 1997 the Company changed its method of accounting for inventories from the Last-in, First-out method to the weighted average cost method. Accordingly, previously reported amounts have been restated to reflect this change in accounting.




Coopers & Lybrand L.L.P.

Tulsa, Oklahoma
October 27, 1997