Form 10-K/A
period 1997-07-31
WEBCO INDUSTRIES INC
filed 1997-11-05
CIK 916314

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             Form 10-K/A
                           Amendment No. 1

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

                            Amendment No. 1


This report on Form 10-K/A constitutes Amendment No. 1 to the registrant's
Form 10-K for the fiscal year-ended July 31, 1997.  The filing amends Part IV,
Item 14 "Exhibits, Financial Statements Schedules and Reports on Form 8-K" to electronically file Exhibit 10.6 which was initially filed in paper pursuant to a temporary hardship exemption in accordance with Rule 201 of Regulation S-T.

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

10.3 Lease, dated October 22, 1996, between the Company and Baker Performance Chemicals Incorporated.

10.4 Employment Agreement dated December 31, 1996, between the Company and F. William Weber.

10.5 Employment Agreement dated December 31, 1996, between the Company and Dana S. Weber.

CE  10.6  Promissory Note effective August 15, 1994, between the Company and
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

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WEBCO INDUSTRIES, INC.

     November 3, 1997     By:                  /s/Michael P. Howard
                                               Michael P. Howard
                                               Chief Financial Officer

                                                             Exhibit 10.6


                             PROMISSORY NOTE

For value received, F. William Weber ("Weber"), with him principal place of residence located at 7449 S. Indianapolis, Tulsa, Oklahoma 74136 hereby promises to pay to Webco Industries, Inc., ("Webco") an Oklahoma Corporation, with its principal place of business located at 201 Woodland Drive, Sand Springs, Oklahoma 74063 in lawful money of the United States of America, the outstanding balance of advances made together with interest thereon as follows:

1. Principal Term and Interest.

From time-to-time, Weber may have funds advanced to him by Webco. While these amounts are expected to be borrowed and repaid throughout the term of this note, the entire outstanding balance shall be payable in total August 15, 1999 plus simple accrued interest calculated at Webco's borrowing rate from its primary working capital lender, now American National Bank & Trust.

Such note shall be collateralized by certain shares of Webco, initially 1,012,095 shares of Webco common stock (certificate W-0009) owned by F. William Weber and Martha A. Weber co-trustees of the revocable living trust established by Martha A. Weber on December 23, 1983. Other shares of Webco stock may from time-to-time be substituted for these amounts as long as they are substantially equivalent and have a market value of at least double the largest outstanding balance during the term of this note.

2. Default.

If this note is unpaid at the end of the term, Webco shall have the right to offset any amounts unpaid by the then current market value of the appropriate number of shares of Webco common stock held as collateral.

This is an extension of a note originally effective August 15, 1994 and shall be binding upon Weber and Webco, their heirs, successors, legal representatives, and assigns.

IN WITNESS WHEREOF, THIS NOTE is executed effective as of the date indicated.

ATTEST:                              F. WILLIAM WEBER

/S/    Sharron Wattenbarger          /s/ F. William Weber


                                     WEBCO INDUSTRIES, INC
                                     Dana S. Weber

                                     /s/ Dana S. Weber