Form 10-Q
period 1997-10-31
WEBCO INDUSTRIES INC
filed 1997-12-05
CIK 916314

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 31, 1997

or

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

9101 West 21st Street,    SAND SPRINGS,   OKLAHOMA              74063
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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,339,000 shares of Common Stock, $0.01 par value, as of December 1, 1997.

                        WEBCO INDUSTRIES, INC.

                         TABLE OF CONTENTS
                                                                    Page
                                                                   Number

PART I     FINANCIAL INFORMATION

           Item 1.  Financial Statements (Unaudited):
                       Balance Sheets                                3
                       Statements of Income                          4
                       Statements of Cash Flows                      5
                       Notes to Unaudited Financial Statements       6
                       Report of Review by Independent
                         Accountants                                 7

          Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                     8-10

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                11
          Item 2.   Changes in Securities                            11
          Item 3.   Defaults Upon Senior Securities                  11
          Item 4.   Submission of Matters to a Vote of
                      Security Holders                               11
          Item 5.   Other Information                                11
          Item 6.   Exhibits and Reports on Form 8-K                 11

SIGNATURES                                                           12

                                WEBCO INDUSTRIES, INC.
                                   BALANCE SHEETS
                (Dollars in thousands, except share amounts and par value)
                                    (Unaudited)
                                                             October 31,           July 31,
                                        ASSETS                  1997                 1997
Current assets:
     Cash                                                   $        556         $        466
     Accounts receivable, net                                     17,922               17,159
     Inventories                                                  27,567               26,982
     Prepaid expenses                                                212                  268
     Deferred income tax asset                                     1,193                1,460

          Total current assets                                    47,450               46,335

Property, plant and equipment:
     Land                                                          1,436                1,436
     Buildings and improvements                                   11,477               11,448
     Machinery and equipment                                      53,472               53,305
     Furniture and fixtures                                        2,818                2,628
     Construction in progress                                      6,721                4,896
     Less accumulated depreciation and amortization              (25,728)             (24,972)

     Net property, plant and equipment                            50,196               48,741

Notes receivable from related parties                              1,620                1,582

Other assets, net                                                  1,580                1,526

          Total assets                                      $    100,846         $     98,184

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $      9,546         $     11,264
     Accrued liabilities                                           3,983                3,800
     Current portion of long-term debt                               121                  121

          Total current liabilities                               13,650               15,185

Long-term debt                                                    37,720               34,108

Deferred income tax liability                                      6,821                6,764

Contingencies (Note 3)                                                 -                    -

Stockholders' equity:
     Common stock, $.01 par value, 12,000,000 shares
          authorized, 6,339,000 shares issued and outstanding         63                   63
     Additional paid-in capital                                   35,944               35,944
     Retained earnings                                             6,648                6,120
                                                                 -------              -------
                                                                  42,655               42,127

          Total liabilities and stockholders' equity        $    100,846         $     98,184

                   See accompanying notes to unaudited financial statements.

                                 WEBCO INDUSTRIES, INC.
                                  STATEMENTS OF INCOME
                (Dollars and shares in thousands, except per share amounts)
                                     (Unaudited)
                                                                  Three Months Ended
                                                                     October 31,
                                                                1997           1996
Net sales                                                   $  31,543         $  28,444
Cost of sales                                                  27,160            24,668

Gross profit                                                    4,383             3,776

Selling, general and administrative expenses                    2,911             2,308

Income from operations                                          1,472             1,468

Interest expense                                                  620               505

Income before income taxes                                        852               963

Provision for deferred income tax expense                         324               366

Net income                                                  $     528         $     597


Net income per common share                                 $     .08         $     .09


Weighted average common shares outstanding
     and dilutive common stock equivalents                      6,401             6,339




















                 See accompanying notes to unaudited financial statements.

                                 WEBCO INDUSTRIES, INC.
                                STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)
                                      (Unaudited)
                                                                     Three Months Ended
                                                                         October 31,
                                                                     1997           1996
Cash flows from operating activities:
     Net income                                                   $     528     $     597
     Adjustments to reconcile net income to net
          cash used in operating activities:
               Depreciation and amortization                            835           712
               Loss on disposition of property,
                   plant and equipment                                   10            13
               Deferred tax expense                                     324           366
               (Increase) decrease in:
                    Accounts receivable                                (763)       (1,318)
                    Inventories                                        (585)       (1,902)
                    Prepaid expenses                                     56          (189)
               Increase (decrease) in:
                    Accounts payable                                 (1,035)          734
                    Accrued liabilities                                 183            73

     Net cash used in operating activities                             (447)         (914)

Cash flows from investing activities:
     Capital expenditures                                            (2,351)        (1,141)
     Proceeds from sale of property, plant and equipment                  -              4
     Advances to stockholder                                            (38)        (1,132)
     Repayments of stockholder advances                                   -             26
     Other                                                             (102)           (13)
     Net cash used in investing activities                           (2,491)        (2,256)

Cash flows from financing activities:
     Proceeds from long-term debt                                    34,675         30,525
     Principal payments on long-term debt                           (31,063)       (27,982)
     Increase (decrease) in book overdrafts                            (584)           648

     Net cash provided by financing activities                        3,028          3,191


Net change in cash                                                       90             21

Cash, beginning of period                                               466            508

Cash, end of period                                               $     556     $      529







                   See accompanying notes to unaudited financial statements.

                                WEBCO INDUSTRIES, INC.
                       Notes to Unaudited Financial Statements
Note 1 - General

     The accompanying unaudited condensed financial statements of Webco Industries, Inc. (the "Company") include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at October 31, 1997 and results of operations for the three months ended October 31, 1997 and October 31, 1996, and cash flows for the three months ended October 31, 1997 and October 31, 1996. Results for the three months ended October 31, 1997 are not necessarily indicative of results which will be realized for the full fiscal year. The year-end balance sheet was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended July 31, 1997, included in the Company's Form 10-K for the year ended July 31, 1997.

Note 2 - Inventory

     In fiscal 1997, the Company changed its method of accounting for inventory from the Last-In First-Out ("LIFO") method to the weighted average cost method. Accordingly, the prior year financial statements have been retroactively restated for this accounting change. The reader should refer to the Company's 1997 Form 10-K for additional information regarding this matter.

     At October 31, 1997 and July 31, 1997, the components of inventory were as follows:

                                  October 31, 1997              July 31, 1997
          Raw materials             $17,897,000                  $18,666,000
          Work-in-process             2,362,000                    2,159,000
          Finished goods              6,134,000                    4,947,000
          Maintenance parts
              and supplies            1,174,000                    1,210,000

               Total inventories    $27,567,000                  $26,982,000

Note 3 - Contingencies

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At October 31, 1997 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal costs, related to the Superfund's oversight body, to be approximately $246,000 which has been recorded as an accrued liability.

     In addition, the Company is a party to various other lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

The reader should refer to the Company's 1997 Form 10-K: Part I, Item 3 "Legal Proceedings" for additional information regarding these matters.

<AUDIT-REPORT>
                    INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders
Webco Industries, Inc.

     We have reviewed the accompanying condensed balance sheet of Webco Industries, Inc. as of October 31, 1997, and the related condensed statements of income for the three-month periods ended October 31, 1997 and 1996 and cash flows for the three-month periods ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of July 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended
(not presented herein); and in our report dated September 18, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of July 31, 1997 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
November 24, 1997
</AUDIT-REPORT>

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

Results of Operations for the Three Months Ended October 31, 1997 Compared to the Three Months Ended October 31, 1996

     Net sales for the quarter ended October 31, 1997 were $31,543,000, a 10.9% increase over the $28,444,000 for the same quarter last year. This is the result of an 11.7% increase in the current quarter in the tonnage of tubing sold as compared to the same period last year. This increase is a reflection of improved market penetration in the mechanical and stainless markets. The increase in tonnage sold was slightly offset by a decrease of .8% in the average net sales price per ton of tubing sold. The decrease in average net sales price per ton reflects an increase in the volume of mechanical tube products in the sales mix and a decrease in stainless pipe prices, which was partially off-set by an increase in the average net sales price per ton in other stainless products.

     Gross profit for the period was $4,383,000, an increase of 16.1% as compared to $3,776,000 for the same quarter of fiscal 1996. Expressed as a percentage of net sales, gross profit increased to 13.9% for the first quarter of fiscal 1998 from 13.3% for the same period last year. The increase in gross profit percentage is attributable to a decrease in the total cost per ton of tubing sold of 1.9% generated by decreases in both the average cost per ton of steel sheet coils and the average cost per ton to manufacture. This was partially offset by a furnace relining project which interrupted production at the Company's Sand Springs facility for more than a week, and by the .8% decrease in the average net sales price per ton of tubing sold.

     Selling, general and administrative expenses were $2,911,000 for the first quarter of fiscal 1998 compared to $2,308,000 for the same quarter of fiscal 1997. During the first quarter of fiscal 1997, selling, general and administrative expenses were partially offset by a $225,000 insurance recovery on an EPA related claim. Other factors in fiscal 1998 contributing to the change include an $86,000 increase in commissions generated by the increase in net sales and a $91,000 increase in marketing costs associated with QuikWater.

     Income from operations for the current quarter increased slightly to $1,472,000 (4.7% of net sales) as compared to $1,468,000 (5.2% of net sales) for the same quarter last year. The decrease in the percentage of net sales is primarily attributable to the increase in selling, general and administrative expenses noted above.

     Interest expense for the current period was $620,000 ($706,000 prior to interest capitalization) as compared to interest expense of $505,000 ($577,000 prior to interest capitalization) for the same quarter last year. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended October 31, 1997 being $33.9 million as compared to $22.6 million for the same period last year. The average interest rate decreased from 8.88% in the first quarter of fiscal 1997 to 7.67% in the first quarter of fiscal 1998.

     The recorded income tax expense for the quarter ended October 31, 1997 is based upon the estimated annual effective federal and state income tax rates.

     The after-tax loss attributable to QuikWater in the first quarter of fiscal 1998 was $280,000 compared with $145,000 for fiscal 1997, or $0.04 and $0.02 per share, respectively.

Liquidity and Capital Resources

     Net cash used in operations was $447,000 for the three months ended October 31, 1997 versus $914,000 for the three-month period ended October 31, 1996. While receivables and inventories increased during the current quarter by $1,348,000 as a result of continued increases in sales volumes, this was at a slower rate than during the same period last year, which increased by $3,220,000. This quarter to quarter difference was partially offset by a decrease in accounts payable of $1,035,000 during the current quarter as compared to an increase of $734,000 for the same period last year.

     Net cash used in investing activities for the three months ended
October 31, 1997 was $2,491,000, which was $235,000 greater than the $2,256,000 used in investing activities during the same period in fiscal 1997. Capital expenditures made during the current period related to continued progress with the expansion of the stainless facility, completion of the building renovation of the facility under lease to house the Company's corporate headquarters, as well as other projects which are expected to increase capacity and improve productivity.

     As of October 31, 1997, the Company had $7.5 million available under its $20 million line of credit and a long-term debt-to-equity ratio of 88%. Net borrowings under the line of credit of $3.6 million for the three months ended October 31, 1997 were used primarily for capital projects, to support increased levels of inventory and accounts receivable, and to reduce accounts payable.

     Over the next two years, the Company will be acquiring, developing and installing significant financial and operational computer systems. These new systems are currently expected to replace substantially all of the Company's existing systems and will be designed to be year 2000 compliant.

     Management believes that credit line availability and cash flow from operations will provide the Company with adequate capital to fund its currently anticipated operations and future growth, including capital expenditures for at least the next two years. The Company expects long-term needs to continue to be satisfied through borrowings from commercial lenders.

Forward Looking Statements

     Certain statements in this Form 10-Q constitute "forward looking" statements within the Company's interpretation of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others: general economic and business conditions, interest rate fluctuations, the Company's ability to access capital markets, industry capacity, industry trends, competition, raw material costs and availability, the loss of any significant customers, the successful implementation of business strategies, availability of qualified personnel, and changes in, or the failure or inability to comply with government regulations.

Impact of New Financial Accounting Pronouncements

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

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At October 31, 1997 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal costs to be approximately $246,000, which has been recorded as an accrued liability.

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

     The reader should refer to the Company's 1997 10-K: Part I, Item 3: "Legal Proceedings" for additional information regarding these matters.

Item  2.     Changes in Securities
     None

Item  3.     Defaults Upon Senior Securities
     None

Item  4.     Submission of Matters to a Vote of Security Holders
     None

Item  5.     Other Information
     None

Item  6.     Exhibits and Reports on Form 8-K

     A. Exhibits

          Exhibit 15:      Letter Regarding Unaudited Interim Financial
                             Information

     B. Reports on Form 8-K
          None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WEBCO INDUSTRIES, INC.



     December 5, 1997         /s/F. William Weber
                              F. William Weber
                              Chairman
                              Chief Executive Officer
                              Director


     December 5, 1997         /s/Dana S Weber
                              Dana S. Weber
                              President
                              Chief Operating Officer
                              Director


     December 5, 1997         /s/Michael P. Howard
                              Michael P. Howard
                              Treasurer
                              Chief Financial Officer
                              Vice President of Finance and Administration

                                                                     EXHIBIT 15





                              WEBCO INDUSTRIES, INC.
              LETTER REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:  Webco Industries, Inc.
     Registration on Form S-3

We are aware that our report dated November 24, 1997 on our review of the interim financial information of Webco Industries, Inc. for the periods ended October 31, 1997 and 1996, and included in this Form 10-Q is incorporated by reference in the Company's registration statement on Form S-3 (File no. 333-22779). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




Coopers & Lybrand L.L.P.


Tulsa, Oklahoma
December 4, 1997