Form 10-Q
period 1998-01-31
WEBCO INDUSTRIES INC
filed 1998-03-17
CIK 916314

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549
                                       FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                        or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,339,000 shares of Common Stock, $0.01 par value, as of February 1, 1998.

                          WEBCO INDUSTRIES, INC.

                            TABLE OF CONTENTS
                                                                         Page
                                                                         Number

PART I     FINANCIAL INFORMATION

          Item 1.   Financial Statements (Unaudited):
                    Balance Sheets                                         3
                    Statements of Income                                   4
                    Statements of Cash Flows                               5
                    Notes to Unaudited Financial Statements                6-7
                    Report of Review by Independent
                    Accountants                                            8

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                            9-12

PART II     OTHER INFORMATION

          Item 1.   Legal Proceedings                                     13
          Item 2.   Changes in Securities                                 13
          Item 3.   Defaults Upon Senior Securities                       13
          Item 4.   Submission of Matters to a Vote of
                      Security Holders                                    13
          Item 5.   Other Information                                     14
          Item 6.   Exhibits and Reports on Form 8-K                      14

SIGNATURES                                                                15

                             WEBCO INDUSTRIES, INC.
                                BALANCE SHEETS
           (Dollars in thousands, except share amounts and par value)
                                  (Unaudited)

                                                            January 31,          July 31,
                             ASSETS                            1998               1997
Current assets:
     Cash                                                 $       635        $       466
     Accounts receivable, net                                  20,385             17,159
     Inventories                                               24,906             26,982
     Prepaid expenses                                             374                268
     Deferred income tax asset                                  1,604              1,460

          Total current assets                                 47,904             46,335

Property, plant and equipment:
     Land                                                       1,436              1,436
     Buildings and improvements                                11,477             11,448
     Machinery and equipment                                   53,750             53,305
     Furniture and fixtures                                     2,842              2,628
     Construction in progress                                   8,695              4,896
     Less accumulated depreciation and amortization           (26,566)           (24,972)

     Net property, plant and equipment                         51,634             48,741

Notes receivable from related parties                           1,620              1,582

Other assets, net                                               1,549              1,526

          Total assets                                    $   102,707        $    98,184

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                     $     9,818        $    11,264
     Accrued liabilities                                        4,872              3,800
     Current portion of long-term debt                            109                121

          Total current liabilities                            14,799             15,185

Long-term debt                                                 36,374             34,108

Deferred income tax liability                                   7,860              6,764

Contingencies (Note 3)                                              -                  -

Stockholders' equity:
     Common stock, $.01 par value, 12,000,000 shares
     authorized, 6,339,000 shares issued and outstanding           63                 63
     Additional paid-in capital                                35,944             35,944
     Retained earnings                                          7,667              6,120

                                                               43,674             42,127

          Total liabilities and stockholders' equity      $   102,707        $    98,184

                 See accompanying notes to unaudited financial statements.

                              WEBCO INDUSTRIES, INC.
                               STATEMENTS OF INCOME
            (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)
                                            Three Months Ended          Six Months Ended
                                                January 31,                January 31,
                                            1998          1997         1998          1997

Net sales                              $  35,049    $  28,678      $  66,592    $  57,122
Cost of sales                             29,186       24,671         56,346       49,339

Gross profit                               5,863        4,007         10,246        7,783

Selling, general and
  administrative expenses                  3,602        2,496          6,513        4,804

Special Item: Write-off of Mill 3
  Cut-off equipment                            -          884              -          884

Income from operations                     2,261          627          3,733        2,095

Interest expense                             614          465          1,234          970

 Income before income taxes                1,647          162          2,499        1,125

Provision for deferred
  income tax expense                         628           62            952          428

Net income                             $   1,019    $     100     $    1,547     $    697

Net income per common share: (Note 4)
     Basic                             $     .16    $     .02     $      .24     $    .11
     Diluted                           $     .16    $     .02     $      .24     $    .11

Weighted average common shares outstanding:
     Basic                             6,339,000    6,339,000     6,339,000     6,339,000
     Diluted                           6,379,000    6,339,000     6,387,000     6,339,000



                See accompanying notes to unaudited financial statements.

                                   WEBCO INDUSTRIES, INC.
                                  STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)
                                        (Unaudited)
                                                                 Six Months Ended
                                                                   January 31,
                                                              1998             1997
Cash flows from operating activities:
     Net income                                            $    1,547      $      697
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation and amortization                    1,721           1,454
               Loss on write-off and disposition of
                    property, plant and equipment                  10             899
               Deferred tax expense                               952             428
              (Increase) decrease in:
                    Accounts receivable                        (3,226)         (3,376)
                    Inventories                                 2,076          (3,467)
                    Prepaid expenses                             (106)           (147)
               Increase (decrease) in:
                    Accounts payable                              103           3,998
                    Accrued liabilities                         1,072             (83)

     Net cash provided by operating activities                  4,149             403

Cash flows from investing activities:
     Capital expenditures                                      (4,588)         (3,035)
     Proceeds from sale of property, plant and equipment            -              10
     Advances to stockholder                                      (38)         (1,226)
     Repayments of stockholder advances                             -              26
     Other                                                       (118)            (47)

     Net cash used in investing activities                     (4,744)         (4,272)

Cash flows from financing activities:
     Proceeds from long-term debt                              66,165          58,405
     Principal payments on long-term debt                     (63,911)        (55,137)
     Increase (decrease) in book overdrafts                    (1,490)            914

     Net cash provided by financing activities                    764           4,182


Net change in cash                                                169             313

Cash, beginning of period                                         466             508

Cash, end of period                                        $      635      $      821


             See accompanying notes to unaudited financial statements.

                            WEBCO INDUSTRIES, INC.
                    Notes to Unaudited Financial Statements
Note 1 - General

     The accompanying unaudited condensed financial statements of Webco Industries, Inc. (the "Company") include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at January 31, 1998 and results of operations for the three months and six months ended January 31, 1998 and January 31, 1997, and cash flows for the six months ended January 31, 1998 and January 31, 1997. Results for the three months and six months ended January 31, 1998 are not necessarily indicative of results which will be realized for the full fiscal year. The year-end balance sheet was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended July 31, 1997, included in the Company's Form 10-K for the year ended July 31, 1997.

Note 2 - Inventory

     In fiscal 1997, the Company changed its method of accounting for inventory from the Last-In First-Out ("LIFO") method to the weighted average cost method. Accordingly, the prior year financial statements have been retroactively restated for this accounting change. The reader should refer to the Company's 1997 Form 10-K for additional information regarding this matter.

     At January 31, 1998 and July 31, 1997, the components of inventory were as follows:

                                  January 31, 1998         July 31, 1997
          Raw materials               $15,209,000           $18,666,000
          Work-in-process               1,350,000             2,159,000
          Finished goods                7,082,000             4,947,000
          Maintenance parts
              and supplies              1,265,000             1,210,000

               Total inventories      $24,906,000           $26,982,000

Note 3 - Contingencies

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At January 31, 1998 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal costs, related to the Superfund's oversight body, to be approximately $267,000 which has been recorded as an accrued liability.

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

Note 4 - Common Stock and Common Stock Equivalents

     In the second quarter of fiscal 1998 the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"). FAS 128 requires the restatement of prior periods earnings per share to conform to the new standard. The effect adopting FAS 128 is to replace the captions "primary" and "fully diluted" with "basic" and "diluted", and to simplify the calculation of weighted average shares outstanding primarily by removing common stock equivalents from the calculation of "basic" earnings per share. Presented below is a reconciliation of the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share and diluted weighted average shares, which are used in computing diluted earnings per share.

                                        Three Months Ended            Six Months Ended
                                             January 31,                 January 31,

                                         1998         1997           1998         1997
Basic EPS:
Weighted average shares outstanding   6,339,000    6,339,000       6,339,000    6,339,000


Effect of dilutive securities: Options   40,000            -          48,000            -

Diluted EPS:
Diluted weighted average
  shares outstanding                  6,379,000    6,339,000       6,387,000    6,339,000

Anti-dilutive options outstanding:
Diluted weighted average
  shares outstanding                    182,000      333,300           9,500      333,300

Weighted average exercise price       $    7.42    $    5.25       $   10.46    $    5.25

<AUDIT-REPORT>
                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders
Webco Industries, Inc.

     We have reviewed the accompanying condensed balance sheet of Webco Industries, Inc. as of January 31, 1998, and the related condensed statements of income for the three-month and six month periods ended January 31, 1998 and 1997 and cash flows for the six-month periods ended January 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 20, 1998
</AUDIT-REPORT>

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General

     Webco Industries, Inc. ("Webco" or the "Company"), an Oklahoma corporation founded in 1969 by F. William Weber, chairman of the board and chief executive officer, is a specialty manufacturer of high-quality carbon steel tubing and stainless steel tubing and pipe designed to industry and customer specifications. Based on the Company's knowledge of the specialty tube industry, management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger tubing and welded carbon boiler tubing, and the leading supplier of stainless tubing for the high efficiency residential furnace market. Commencing in fiscal 1996, the Company manufactures and markets, through its QuikWater division, a patented direct contact water heater with unique environmental and energy saving advantages for a wide variety of end use markets. The Company's tubing products are delivered from its three production facilities in Oklahoma and Pennsylvania and from two distribution facilities in Oklahoma and Texas to more than 800 customers located primarily in the continental United States, southern Canada, and northern Mexico.

Results of Operations for the Three Months Ended January 31, 1998 Compared to the Three Months Ended January 31, 1997

     Net sales for the quarter ended January 31, 1998 were $35,049,000, an increase of 22.2% over the $28,678,000 for the same quarter last year. The $6,371,000 increase in net sales is the result of both higher volumes in the tonnage of tubing sold and a higher average net sales price per ton. The 16.6% increase in the tonnage of tubing sold is a reflection of improved market penetration primarily in the mechanical and boiler tube markets. In addition, there was a 4.5% increase in the average net sales price per ton of tubing sold due to a more favorable tubing product sales mix and higher pricing for most carbon tubing products. This was partially offset by an industry-wide decline in the sales price per ton of stainless pipe and tube.

     Gross profit increased 46.3% to $5,863,000 for the current period as compared to $4,007,000 for the same quarter of fiscal 1997. Expressed as a percentage of net sales, gross profit increased to 16.7% for the second quarter of fiscal 1998 from 14.0% for the same period last year. The increase in gross profit percentage is attributable to the higher average net sales price per ton noted above.

     Selling, general and administrative expenses were $3,602,000 for the second quarter of fiscal 1998 compared to $2,496,000 for the same quarter of fiscal 1997. The increase in fiscal 1998 is primarily the result of approximately $517,000 of profit sharing and bonuses to employees and a $150,000 increase in sales commission based upon a higher level of sales.

     During the second quarter of fiscal 1997 the Company recorded a special charge of $884,000 ($548,000 or $0.09 per share after tax) relating to the write-off of cutoff equipment on the Company's largest weld mill.

     Income from operations for the current quarter increased to $2,261,000 (6.5% of net sales) as compared to $627,000 (2.2% of net sales) for the same quarter last year. Excluding the special charge, income from operations for the second quarter of fiscal 1997 was $1,511,000, which is 5.3% of net sales. The increase in operating income for the second quarter of fiscal 1998 is primarily attributable to the increase in the tonnage of tubing sold, coupled with the increase in the average net sales price per ton.

     Interest expense for the current period was $614,000 ($730,000 prior to interest capitalization) as compared to interest expense of $465,000 ($546,000 prior to interest capitalization) for the same quarter last year. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended January 31, 1998 being $35.1 million as compared to $22.7 million for the same period last year. The average interest rate decreased to 7.67% in the second quarter of fiscal 1998 from 8.89% in the second quarter of fiscal 1997.

     The recorded income tax expense for the quarter ended January 31, 1998 is based upon the estimated annual effective federal and state income tax rates.

     The after-tax loss attributable to QuikWater in the second quarter of fiscal 1998 was $246,000 compared with $278,000 for fiscal 1997, or $0.04 and $0.04 per share, respectively.

Results of Operations for the Six Months Ended January 31, 1998 Compared to the Six Months Ended January 31, 1997

     Net sales for the six months ended January 31, 1998 increased to $66,592,000, a 16.6% increase from the $57,122,000 for the same period last year. This is primarily the result of a 14.2% increase in the tonnage of tubing sold during the current period, which is a reflection of improved market penetration in the mechanical and stainless markets. In addition, the net average sales price per ton increased by 1.9%, a reflection of higher pricing for most carbon products.

     Gross profit increased 31.6% to $10,246,000 for the first six months of fiscal 1998 as compared to $7,783,000 for the same period last fiscal year. Gross profit expressed as a percentage of net sales increased to 15.4% for year-to-date fiscal 1998 compared to 13.6% for year-to-date fiscal 1997. An increase in the net average sales price per ton of 1.9% coupled with a slight decrease of less than 1% in the average manufacturing cost per ton resulted in the increase in gross profit.

     Selling, general and administrative expenses were $6,513,000 for the first six months of fiscal 1998 as compared to $4,804,000 for the same period of the prior fiscal year. Factors contributing to the additional $1,709,000 of expense include an increase of approximately $620,000 of profit sharing and bonuses paid to employees and a $236,000 increase in sales commission based upon a higher level of sales. In addition, during the first quarter of fiscal 1997, selling, general and administrative expenses were partially offset by a $225,000 insurance recovery on an EPA related claim.

     During the second quarter of fiscal 1997 the Company recorded a special charge of $884,000 ($548,000 or $0.09 per share after tax) relating to the replacement and write-off of cutoff equipment.

     Income from operations for the six months ended January 31, 1998 was $3,733,000 as compared to $2,095,000 for the same period last year. Operating income expressed as a percentage of net sales was 5.6% for year-to-date fiscal 1998 compared to 3.7% for year-to-date fiscal 1997. Excluding the special charge noted above, income from operations for the previous six-month period was $2,979,000 or 5.2% of net sales.

     Interest was $1,234,000 ($1,436,000 prior to interest capitalization) for the current six-month period as compared to $970,000 ($1,123,000 prior to interest capitalization) for the same period in fiscal 1997. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the six month period ended January 31, 1998 being $34.5 million as compared to $31.4 million for the same period last year. The average interest rate related to this debt for the comparable six-month periods decreased to 7.72% in fiscal 1998 from 8.89% in fiscal 1997.

     The recorded income tax expense for the six months ended January 31, 1998 is based upon the estimated annual effective federal and state tax rates.

     Net income for the six-month period ended January 31, 1998 increased to $1,547,000, or $0.24 per common share. Excluding the special charge in the second quarter of fiscal 1997, after-tax income was $1,246,000 or $0.20 per common share. Net income was $697,000 or $0.11 per common share for the same six-month period in the prior fiscal year.

     The after-tax loss attributable to QuikWater in the first six months of fiscal 1998 was $526,000 compared with $423,000 for fiscal 1997, or $0.08 and $0.07 per share, respectively.

Liquidity and Capital Resources

     Net cash provided by operations was $4,149,000 for the six months ended January 31, 1998 versus $403,000 for the six-month period ended January 31, 1997. While receivables increased by $3,226,000 and $3,376,000 during fiscal 1998 and 1997 respectively, inventories decreased $2,076,000 during the current period and increased by $3,467,000 for the same period last year. In addition, accrued liabilities increased by $1,072,000 during fiscal 1998 while having a decrease of $83,000 during the same period in fiscal 1997. These factors were partially offset by an increase in accounts payable of $103,000 during fiscal 1998 as compared to an increase of $3,998,000 during the same period in fiscal 1997.

     Net cash used in investing activities for the six months ended January 31, 1998 was $4,744,000, which was $472,000 greater than the $4,272,000 used in investing activities during the same period in fiscal 1997. Capital expenditures made during the current six month period related to continued progress with the expansion of the stainless facility, expansion of the shipping bay at the Sand Springs facility, initial expenditures for the purchase and installation of new computer software, completion of the building renovation of the Company's corporate headquarters, as well as other projects which are expected to increase capacity and improve productivity.

     As of January 31, 1998, the Company had $8.8 million available under its $20 million line of credit and a long-term debt-to-equity ratio of 83%. Net borrowings under the line of credit of $2.3 million for the six months ended January 31, 1998 were used primarily for capital projects and to support increased levels of accounts receivable.

     Over the next two years, the Company will be acquiring, developing and installing significant financial and operational computer systems. These new systems are currently expected to replace substantially all of the Company's existing systems and are designed to be year 2000 compliant.

     Management believes that credit line availability and cash flow from operations will provide the Company with adequate capital to fund its currently anticipated operations and future growth, including capital expenditures for at least the year. The Company expects to continue to vigorously pursue growth opportunities and that long-term needs will be satisfied primarily through borrowings from commercial lenders.

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

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At January 31, 1998 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal costs to be approximately $267,000, which has been recorded as an accrued liability.

     In August 1997, the Company filed an action, Webco Industries, Inc. vs. Thermatool Corporation and Alpha Industries, Inc., relating to certain cut-off equipment sold to the Company and installed on Mill 3, which did not perform to manufacturer specifications. The case, filed in the United States District Court for the Northern District of Oklahoma (Case No. 97-CV-708H (W)), seeks recoveries including, but not limited to, the cost of the equipment, lost profits, lost market share and other damages suffered by the Company. There can be no assurance that the Company will prevail in all or in part of its action, or that if successful, any recoveries will be commensurate with the damages suffered by the Company.

     In addition, the Company is a party to various other lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

     The reader should refer to the Company's 1997 10-K: Part I, Item 3: "Legal Proceedings" for additional information regarding these matters.

Item  2.     Changes in Securities
     None

Item  3.     Defaults Upon Senior Securities
     None

Item  4.     Submission of Matters to a Vote of Security Holders
     On December 2, 1997 the Company held its annual stockholders meeting. During that meeting the following director was elected to a three-year term:

                          For                         Withheld
Neven C. Hulsey        5,303,452                       6,360

     The following director's terms will continue: F. William Weber, Dana S. Weber, Frederick C. Ermel and Dr. Kenneth E. Case.

     The appointment of Coopers & Lybrand LLP as auditors for 1998 was ratified by the following vote:

                       For                   Against               Abstain
                    5,303,562                 1,000                 5,250

Item  5.     Other Information
     None

Item  6.     Exhibits and Reports on Form 8-K

      A. Exhibits

          Exhibit 15: Letter Regarding Unaudited Interim Financial Information

      B. Reports on Form 8-K
          None

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WEBCO INDUSTRIES, INC.



     March 12, 1998         /s/F. William Weber
                            F. William Weber
                            Chairman
                            Chief Executive Officer
                            Director


     March 12, 1998         /s/Dana S Weber
                            Dana S. Weber
                            President
                            Chief Operating Officer
                            Director


     March 12, 1998         /s/Michael P. Howard
                            Michael P. Howard
                            Treasurer
                            Chief Financial Officer
                            Vice President of Finance and Administration

                                                                    EXHIBIT 15





                            WEBCO INDUSTRIES, INC.
           LETTER REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:  Webco Industries, Inc.
     Registration on Form S-3

We are aware that our report dated February 20, 1998 on our review of the interim financial information of Webco Industries, Inc. for the periods ended January 31, 1998 and 1997, and included in this Form 10-Q is incorporated by reference in the Company's registration statement on Form S-3 (File no. 333-22779). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




Coopers & Lybrand L.L.P.


Tulsa, Oklahoma
February 20, 1998