Form 10-Q
period 1998-04-30
WEBCO INDUSTRIES INC
filed 1998-06-15
CIK 916314

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                      FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       April 30, 1998
               or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,339,000 shares of Common Stock, $0.01 par value, as of May 1, 1998.

                         WEBCO INDUSTRIES, INC.

                           TABLE OF CONTENTS
                                                                   Page
                                                                   Number

PART I     FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited):
                    Balance Sheets                                   3
                    Statements of Income                             4
                    Statements of Cash Flows                         5
                    Notes to Unaudited Financial Statements          6-7
                    Report of Review by Independent
                         Accountants                                 8

          Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                  9-12

PART II     OTHER INFORMATION

          Item 1.          Legal Proceedings                         13
          Item 2.          Changes in Securities                     13
          Item 3.          Defaults Upon Senior Securities           13
          Item 4.          Submission of Matters to a Vote of
                             Security Holders                        13
          Item 5.          Other Information                         13
          Item 6.          Exhibits and Reports on Form 8-K          13-14

SIGNATURES                                                           15

                             WEBCO INDUSTRIES, INC.
                                 BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                  (Unaudited)
                                              April 30,           July 31,
                                                1998                1997
                        ASSETS
Current assets:
     Cash                                   $      891         $      466
     Accounts receivable, net                   18,805             17,159
     Inventories                                24,344             26,982
     Prepaid expenses                              381                268
     Deferred income tax asset                   1,768              1,460

          Total current assets                  46,189             46,335

Property, plant and equipment:
     Land                                        1,436              1,436
     Buildings and improvements                 12,181             11,448
     Machinery and equipment                    54,156             53,305
     Furniture and fixtures                      3,515              2,628
     Construction in progress                    9,785              4,896
     Less accumulated depreciation
            and amortization                   (27,378)           (24,972)

     Net property, plant and equipment          53,695             48,741

Notes receivable from related parties            1,620              1,582

Other assets, net                                1,507              1,526

          Total assets                      $  103,011         $   98,184

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                       $     12,304       $   11,264
     Accrued liabilities                           5,820            3,800
     Current portion of long-term debt               347              121

          Total current liabilities               18,471           15,185

Long-term debt                                    30,079           34,108

Deferred income tax liability                      9,074            6,764

Contingencies (Note 3)

Stockholders' equity:
     Common stock, $.01 par value, 12,000,000 shares
         authorized, 6,339,000 shares issued
         and outstanding                               63              63
Additional paid-in capital                         35,944          35,944
     Retained earnings                              9,380           6,120

                                                   45,387          42,127

Total liabilities and stockholders' equity  $     103,011      $   98,184

See accompanying notes to unaudited financial statements.

                              WEBCO INDUSTRIES, INC.
                               STATEMENTS OF INCOME
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                Three Months Ended           Nine Months Ended
                                     April 30,                   April 30,
                                1998          1997           1998          1997
Net sales                   $  37,859     $  28,993     $  104,451    $  86,114
Cost of sales                  30,090        25,226         86,436       74,563
Gross profit                    7,769         3,767         18,015       11,551

Selling, general and
   administrative expenses      4,470         2,496         10,983        7,301

Special Item: Write-off of Mill 3
       Cut-off equipment           -            -               -           884

Income from operations          3,299         1,271          7,032        3,366
Interest expense                  536           453          1,770        1,423
Income before income taxes      2,763           818          5,262        1,943
Deferred income tax expense     1,050           311          2,002          739

Net income                  $   1,713     $     507     $    3,260     $  1,204

Net income per common share: (Note 4)
     Basic                  $    .27      $    .08      $    .51       $    .19
     Diluted                $    .27      $    .08      $    .51       $    .19

Weighted average common shares outstanding:
     Basic                6,339,000     6,339,000       6,339,000     6,339,000
     Diluted              6,432,000     6,339,000       6,397,000     6,339,000

See accompanying notes to unaudited financial statements.

                                  WEBCO INDUSTRIES, INC.
                                 STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                       (Unaudited)
                                                             Nine Months Ended
                                                                April 30,
                                                            1998         1997
Cash flows from operating activities:
     Net income                                         $   3,260    $   1,204
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation and amortization                2,582        2,194
               Loss on write-off and disposition of
                    property, plant and equipment              40          897
               Deferred tax expense                         2,002          739
              (Increase) decrease in:
                    Accounts receivable                    (1,646)      (2,439)
                    Inventories                             2,638       (6,706)
                    Prepaid expenses                         (113)         (99)
               Increase (decrease) in:
                    Accounts payable                          340        4,801
                    Accrued liabilities                     2,020          462

     Net cash provided by operating activities             11,123        1,053

Cash flows from investing activities:
     Capital expenditures                                  (7,540)      (5,716)
     Proceeds from sale of property, plant and equipment       -            12
     Advances to stockholder                                  (38)      (1,226)
     Repayments of stockholder advances                        -            26
     Other                                                   (124)         (70)
     Net cash used in investing activities                 (7,702)      (6,974)

Cash flows from financing activities:
     Proceeds from long-term debt                         100,448       92,315
     Principal payments on long-term debt                (104,251)     (86,178)
     Increase (decrease) in book overdrafts                   807         (426)
     Net cash provided by (used in) financing activities   (2,996)       5,711


Net change in cash                                            425         (210)

Cash, beginning of period                                     466          508

Cash, end of period                                      $    891     $    298




See accompanying notes to unaudited financial statements.

WEBCO INDUSTRIES, INC.
Notes to Unaudited Financial Statements
Note 1 - General

     The accompanying unaudited condensed financial statements of Webco Industries, Inc. (the "Company") include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at April 30, 1998 and results of operations for the three months and nine months ended April 30, 1998 and April 30, 1997, and cash flows for the nine months ended April 30, 1998 and April 30, 1997. Results for the three months and nine months ended April 30, 1998 are not necessarily indicative of results which will be realized for the full fiscal year. The year-end balance sheet was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended July 31, 1997, included in the Company's Form 10-K for the year ended July 31, 1997.

     In May 1998 the Company announced that it had signed a letter of intent to acquire Phillips & Johnston, Inc. ("P&J"), a Chicago based sales representative organization in exchange for 830,000 shares of Webco common stock. P&J represents several manufacturers in various types of metal tubing, including copper and brass. P&J also has three facilities that provide value added processing and distribution services. The acquisition is subject to the execution of a definitive agreement and approval by the Board of Directors of both companies. The Company expects to account for this transaction as a pooling of interests which accordingly will result in a restatement of the Company's results of operations and financial position as though the two entities had always been combined.

Note 2 - Inventory

     In fiscal 1997, the Company changed its method of accounting for inventory from the Last-In First-Out ("LIFO") method to the weighted average cost method. Accordingly, the prior year financial statements have been restated for this accounting change. The reader should refer to the Company's 1997 Form 10-K for additional information regarding this matter.

     At April 30, 1998 and July 31, 1997, the components of inventory were as follows:

                                   April 30, 1998             July 31, 1997
          Raw materials               $13,146,000               $18,666,000
          Work-in-process               1,833,000                 2,159,000
          Finished goods                8,015,000                 4,947,000
          Maintenance parts
              and supplies              1,350,000                 1,210,000

               Total inventories      $24,344,000               $26,982,000

Note 3 - Contingencies

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At April 30, 1998 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal costs, related to the Superfund's oversight body, to be approximately $277,000 which has been recorded as an accrued liability.

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

Note 4 - Common Stock and Common Stock Equivalents

     In the second quarter of fiscal 1998 the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"). FAS 128 requires the restatement of prior periods earnings per share to conform to the new standard. The effect of adopting FAS 128 is to replace the captions "primary" and "fully diluted" with "basic" and "diluted", and to simplify the calculation of weighted average shares outstanding primarily by removing common stock equivalents from the calculation of "basic" earnings per share. Presented below is a reconciliation of the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share and diluted weighted average shares, which are used in computing diluted earnings per share.


                                 Three Months Ended        Nine Months Ended
                                      April 30,                 April 30,

                                 1998         1997        1998         1997

Basic EPS:
Weighted average shares
outstanding                   6,339,000    6,339,000    6,339,000    6,339,000


Effect of dilutive securities:
Options                          93,000        -           58,000          -

Diluted EPS:
Diluted weighted average
shares outstanding            6,432,000    6,339,000    6,397,000    6,339,000


Anti-dilutive options outstanding:
    Number of options             9,500      447,700        9,500      447,700
    Weighted average exercise
    price                       $ 10.46      $  7.46     $  10.46      $  7.46

<AUDIT-REPORT>
INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders
Webco Industries, Inc.

     We have reviewed the accompanying condensed balance sheet of Webco Industries, Inc. as of April 30, 1998, and the related condensed statements of income for the three and nine month periods ended April 30, 1998 and 1997 and cash flows for the nine-month periods ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

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



COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
May 28, 1998
</AUDIT-REPORT>

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

     Webco Industries, Inc. ("Webco" or the "Company"), an Oklahoma corporation founded in 1969 by F. William Weber, chairman of the board and chief executive officer, is a specialty manufacturer of high-quality carbon steel tubing and stainless steel tubing and pipe designed to industry and customer specifications. Based on the Company's knowledge of the specialty tube industry, management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger tubing and welded carbon boiler tubing, and the leading supplier of certain niche stainless tubing products. Commencing in fiscal 1996, the Company manufactures and markets, through its QuikWater division, a patented direct contact water heater with unique environmental and energy saving advantages for a wide variety of end use markets. The Company's tubing products are delivered from its three production facilities in Oklahoma and Pennsylvania and from two distribution facilities in Oklahoma and Texas to more than 800 customers located primarily in the continental United States, southern Canada, and northern Mexico. The Company's QuikWater units are fabricated in its Sand Springs, Oklahoma production facility.

Results of Operations for the Three Months Ended April 30, 1998 Compared to the Three Months Ended April 30, 1997

     Net sales for the quarter ended April 30, 1998 were $37,859,000, an increase of 30.6% over the $28,993,000 for the same quarter last year. The $8,866,000 increase in net sales is primarily the result of higher volumes in the tonnage of tubing sold coupled with a slight increase in the average net sales price per ton. The 28.6% increase in the tonnage of tubing sold is a reflection of improved market penetration primarily in the mechanical market. In addition, there was a 1.7% increase in the average net sales price per ton of tubing sold due to continued strength in pricing for most carbon tubing products. This was partially offset by a continued industry-wide decline in the sales price per ton of stainless pipe and tube.

     Gross profit increased to $7,769,000 for the current period, an increase of 106.2% over the $3,767,000 for the same quarter of fiscal 1997. Expressed as a percentage of net sales, gross profit increased to 20.5% for the third quarter of fiscal 1998 from 13.0% for the same period last year. The increase in gross profit percentage is largely attributable to a 7.1% decrease in the average manufacturing cost per ton coupled with the continued favorable price environment for carbon products and the increase in the tonnage of tubing sold noted above.

     Selling, general and administrative expenses were $4,470,000 for the third quarter of fiscal 1998 compared to $2,496,000 for the same quarter of fiscal 1997. The increase in fiscal 1998 is primarily the result of approximately $1,082,000 of profit sharing and bonuses to employees, a $250,000 increase in professional fees, a $260,000 increase in sales commissions due to a higher level of sales, and $100,000 of expense related to the installation of an enterprise software system.

     Income from operations for the current quarter increased to $3,299,000 (8.7% of net sales) as compared to $1,271,000 (4.4% of net sales) for the same quarter last year. The increase in operating income for the third quarter of fiscal 1998 is primarily attributable to the increase in the tonnage of tubing sold, coupled with the decrease in the average manufacturing cost per ton.

     Interest expense for the current period was $536,000 ($681,000 prior to interest capitalization) as compared to interest expense of $453,000 ($572,000 prior to interest capitalization) for the same quarter last year. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended April 30, 1998 being $32.3 million as compared to $24.0 million for the same period last year. The average interest rate decreased to 7.76% in the third quarter of fiscal 1998 from 8.89% in the third quarter of fiscal 1997.

     The recorded income tax expense for the quarter ended April 30, 1998 is based upon the estimated annual effective federal and state income tax rates.

     The after-tax loss attributable to QuikWater in the third quarter of fiscal 1998 was reduced to $264,000 compared with $287,000 for fiscal 1997, or $0.04 and $0.05 per diluted share, respectively.

     Results of Operations for the Nine Months Ended April 30, 1998 Compared to the Nine Months Ended April 30, 1997

     Net sales for the nine months ended April 30, 1998 increased to $104,451,000, a 21.3% increase from the $86,114,000 for the same period last year. This is the result of a 19.0% increase in the tonnage of tubing sold during the current period, which is a reflection of improved market penetration primarily in the mechanical market. In addition, the net average sales price per ton increased by 1.9%, a reflection of higher pricing for most carbon products.

     Gross profit increased 56.0% to $18,015,000 for the first nine months of fiscal 1998 as compared to $11,551,000 for the same period last fiscal year. Gross profit expressed as a percentage of net sales increased to 17.2% for year-to-date fiscal 1998 compared to 13.4% for year-to-date fiscal 1997. A 2.9% decrease in the average manufacturing cost per ton in conjunction with the increases in the tonnage of tubing sold and the net average sales price per ton, noted above, resulted in the increase in gross profit.

     Selling, general and administrative expenses were $10,983,000 for the first nine months of fiscal 1998 as compared to $7,301,000 for the same period of the prior fiscal year. Factors contributing to the increase include approximately $1,671,000 of profit sharing and bonuses to employees, a $495,000 increase in sales commission due to a higher level of sales, a $321,000 increase in professional fees and $167,000 of expense related to the installation of an enterprise software system. In addition, during the first quarter of fiscal 1997, selling, general and administrative expenses were partially offset by a $225,000 insurance recovery on an EPA related claim.

     During the second quarter of fiscal 1997 the Company recorded a special charge of $884,000 ($548,000 after tax or $0.09 per diluted share) relating to the replacement and write-off of cutoff equipment.

     Income from operations for the nine months ended April 30, 1998 was $7,032,000 as compared to $3,366,000 for the same period last year. Operating income expressed as a percentage of net sales was 6.7% for year-to-date fiscal 1998 compared to 3.9% for year-to-date fiscal 1997. Excluding the special charge noted above, income from operations for the previous nine-month period was $4,250,000 or 4.9% of net sales.

     Interest expense was $1,770,000 ($2,117,000 prior to interest capitalization) for the current nine-month period as compared to $1,423,000 ($1,695,000 prior to interest capitalization) for the same period in fiscal 1997. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the nine month period ended April 30, 1998 being $33.8 million as compared to $23.1 million for the same period last year. The average interest rate related to this debt for the comparable nine-month periods decreased to 7.73% in fiscal 1998 from 8.89% in fiscal 1997.

     The recorded income tax expense for the nine months ended April 30, 1998 is based upon the estimated annual effective federal and state tax rates.

     Net income for the nine-month period ended April 30, 1998 increased to $3,260,000, or $0.51 per diluted share. Net income was $1,204,000 or $0.19 per diluted share for the same nine-month period in the prior fiscal year. Excluding the special charge in the second quarter of fiscal 1997, after-tax income was $1,752,000 or $0.28 per diluted share.

The after-tax loss attributable to QuikWater in the first nine months of fiscal 1998 was $791,000 compared with $710,000 for fiscal 1997, or $0.12 and $0.11 per diluted share, respectively.

Liquidity and Capital Resources

     Net cash provided by operations was $11,123,000 for the nine months ended April 30, 1998 versus $1,053,000 for the nine-month period ended April 30, 1997. While receivables increased by $1,646,000 and $2,439,000 during fiscal 1998 and 1997 respectively, inventories decreased $2,638,000 during the current period and increased by $6,706,000 for the same period last year. Accounts payable increased by $340,000 in fiscal 1998 and $4,801,000 in fiscal 1997. In addition, accrued liabilities increased by $2,020,000 during fiscal 1998. 1998 as compared to an increase of $462,000 during the same period in 1999. fiscal 1997.

     Net cash used in investing activities for the nine months ended April 30, 1998 was $7,702,000, which was $728,000 greater than the $6,974,000 used in investing activities during the same period in fiscal 1997. Capital expenditures made during the current nine month period related to continued progress with the expansion of the stainless facility, expansion of the shipping bay at the Sand Springs facility, expenditures towards the purchase and installation of new computer software, completion of the building renovation of the Company's corporate headquarters, as well as other projects which are expected to increase capacity and improve productivity.

     As of April 30, 1998, the Company had $15.5 million available under its $20 million line of credit and a long-term debt-to-equity ratio of 66%. The net reduction of the line of credit of $4.3 million for the nine months ended April 30, 1998 was primarily from cash provided by operating activities.

The Company has acquired new financial and operational computer systems whose development and installation is expected to be completed within the next two years. These new systems are currently expected to replace substantially all of the Company's existing systems and are designed to be year 2000 compliant.

     Management believes that credit line availability and cash flow from operations will provide the Company with adequate capital to fund its currently anticipated operations and future growth, including capital expenditures for at least the year. The Company intends to continue to vigorously pursue growth opportunities and expects that long-term needs will be satisfied primarily through borrowings from commercial lenders.

Subsequent Event

     In May 1998 the Company announced that it had signed a letter of intent to acquire Phillips & Johnston, Inc.("P&J"), a Chicago based sales representative organization in exchange for 830,000 shares of Webco Common Stock. P&J represents several manufacturers in various types of metal tubing, including copper and brass. P&J also has three facilities that provide value added processing and distribution services. The acquisition is subject to the execution of a definitive agreement and approval by the Board of Directors of both companies. The Company expects to account for this transaction as a pooling of interests which accordingly will result in a restatement of the Company's results of operations and financial position as though the two entities had always been combined.

Forward Looking Statements

     Certain statements in this Form 10-Q, including statements preceded by, or predicated upon the words "expects" and "believes", constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others: general economic and business conditions, interest rate fluctuations, the Company's ability to access capital markets, industry capacity, industry trends, competition, raw material costs and availability, the loss of any significant customers, the successful implementation of business strategies, availability of qualified personnel, and changes in, or the failure or inability to comply with government regulations.

PART II OTHER INFORMATION

Item  1.     Legal Proceedings

     The Company has been identified as a potentially responsible party in the cleanup of two EPA Superfund cleanup sites. At April 30, 1998 the Company estimates its remaining potential liability for remediation of the waste disposal sites and legal costs to be approximately $277,000, which has been recorded as an accrued liability.

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

     A. Exhibits

          Exhibit 15: Letter Regarding Unaudited Interim Financial Information

     B. Reports on Form 8-K

         On March 31,1998 the Company filed a report Form 8-K, Item 5 announcing the execution of a letter of intent to acquire P & J.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WEBCO INDUSTRIES, INC.



     June 12, 1998            /s/F. William Weber
                              F. William Weber
                              Chairman
                              Chief Executive Officer
                              Director


     June 12, 1998            /s/Dana S Weber
                              Dana S. Weber
                              President
                              Chief Operating Officer
                              Director


     June 12, 1998            /s/Michael P. Howard
                              Michael P. Howard
                              Treasurer
                              Chief Financial Officer
                              Vice President of Finance and Administration

EXHIBIT 15


WEBCO INDUSTRIES, INC.
LETTER REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:  Webco Industries, Inc.
     Registration on Form S-3 Form S-8

We are aware that our report dated May 28, 1998 on our review of the interim financial information of Webco Industries, Inc. for the periods ended April 30, 1998 and 1997, and included in this Form 10-Q is incorporated by reference in the Company's registration statement on Form S-3 (File no. 333-22779) and Form S-8 (File No.333-49219). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




Coopers & Lybrand L.L.P.


Tulsa, Oklahoma
June 12, 1998