Form 10-K
period 1998-07-31
WEBCO INDUSTRIES INC
filed 1998-10-28
CIK 916314

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1998
                                       OR
[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period from __________ to __________
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

     As of September 30, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $17,362,000.

On September 30, 1998, the number of shares outstanding of the registrant's common stock, $.01 par value, was 7,169,000 shares.

   DOCUMENTS INCORPORATED BY REFERENCE:  Part III, Items 10 through 13.
     Portions of the Company's definitive Proxy Statement in connection with its Annual Meeting.

                      WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                           Page

                                   PART I

Item 1.     Business                                                          3
Item 2.     Properties                                                       14
Item 3.     Legal Proceedings                                                14
Item 4.     Submission of Matters to a Vote of Security
            Holders                                                          15


                                   PART II

Item 5.     Market for Registrant's Common Stock and Related
            Stockholder Matters                                              16
Item 6.     Selected Financial Data                                          16
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              18
Item 8.     Financial Statements and Supplementary Data                      24
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                              45


                                   PART III

Item 10.     Directors and Executive Officers of the Registrant              45
Item 11.     Executive Compensation                                          45
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management                                                  45
Item 13.     Certain Relationships and Related Transactions                  45


                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                             46

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
FORM 10-K

                                   PART I
ITEM 1.     BUSINESS

GENERAL

     Webco Industries, Inc. is a specialty manufacturer of high-quality carbon steel tubing and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: welded carbon heat exchanger tubing, welded boiler tubing, stainless tube and pipe, and advanced carbon mechanical tubing for use in consumer durable and capital goods. Management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger tubing and welded carbon boiler tubing, and the leading supplier of stainless tubing for certain niche applications. The Company's subsidiary, Phillips & Johnston, Inc. ("P&J"), represents several manufacturers in the sale of various non-competing mechanical and specialty tubular products made from copper, brass, aluminum and stainless and carbon steel, among others. This representation allows the Company to better serve its customers by offering a full range of tubing products. The Company's QuikWater division manufactures and markets a patented direct contact water heater for commercial and industrial applications. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,300 customers throughout North America.

     Webco Industries, Inc. is an Oklahoma corporation founded in 1969 by F. William Weber, chairman of the board and chief executive officer. On June 29, 1998, Webco merged with P&J, a Chicago based sales organization and value
added processor of tubular products.   The merger was accomplished through the
exchange of  830,000 shares of the Company's common stock for all of the
outstanding stock of P&J.    As a result of the Merger, P&J is a direct,
wholly-owned subsidiary of the Company. The merger has been accounted for under the pooling of interests method of accounting. Accordingly, all historical financial information has been restated as if the two entities have always been combined.

     Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its subsidiary, P&J, on a combined basis.

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

     The specialty tubing industry was once dominated by the major integrated steel producers. Over time, these integrated producers lost their competitive advantage and have largely withdrawn from this segment. In addition, the industry continues to undergo substantial consolidation, as well as rationalization of less efficient producers. The industry, however, continues to be highly fragmented and is currently comprised of independent producers that generally occupy relatively focused market niches.

     The specialty tubing industry has been affected by certain trends that are expected to continue over the next several years. First, customers' increasing emphasis on just-in-time inventory methods has required tube producers to increase operating efficiencies to accommodate more frequent, but smaller sized orders and has caused tube producers to place greater emphasis on inventory management and control. Second, customers' desires to cut operating costs through the outsourcing of specific processing functions, such as specialty tube manufacturing, have created the opportunity for third-party tube producers to replace production from captive mills. Finally, the technological evolution of thin-slab casting, higher levels of union activities among various steel producers and the impacts of foreign steel producers on the U.S. markets have caused volatility in the cost for sheet coil.

MANUFACTURING TUBING PROCESSES

Manufactured Products

     Electric Resistance Carbon Steel Weld Process. The Company maintains inventories of steel sheet coils from which it manufactures electric resistance welded tubing. This steel is in the form of a continuous sheet, typically 48 to 60 inches wide, between .049 and .500 inches thick, and rolled into 15 to 20 ton coils.

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

     This process produces heat exchanger tubing, boiler tubing, mechanical tubing and hollows (the raw material for the cold drawing process, which does not go through the finishing process). Hollows are primarily for specific cold draw orders, however, smaller amounts are produced for inventory.

     In fiscal 1995 the Company placed into service a highly automated high frequency welded carbon tube mill ("Mill 3") at the Sand Springs, Oklahoma facility. In North America, the Company is aware of only one similar mill operating in the United States and one duplicate installed in Toronto, Canada. Prior to the third quarter of fiscal 1997, the Company was not able to fully utilize the manufacturing capabilities of Mill 3 because certain cut-off equipment would not perform to vendor specifications. A new cut-off machine was installed on Mill 3 during the third quarter of fiscal 1997 to replace the original cut-off equipment. The correction of this cut-off problem now provides the Company the ability to manufacture tubes with diameters and wall thickness more consistent with original expectations, thereby creating the opportunity for the Company to further penetrate the mechanical tube markets, as discussed below.

     Carbon Steel Cold Drawing Process. The Company maintains inventories of tubing hollows, which is raw material for the cold drawing process. Most of this tubing is manufactured by the Company's own high frequency welded tube mills. The Company currently offers cold drawn products from .250 inch to .375 inch in wall thickness. Cold drawing permits greater flexibility and precision (as compared to the high frequency weld process) in meeting customer specifications of tube diameters, wall thickness and other characteristics.

     Customer orders are entered into a computerized order entry system. The software selects the starting raw material from inventory that will optimize yields and efficiency and meet the customer's specifications and required delivery schedule. After the proper material has been selected for each specific order, it is cut to the desired length. The tube is then (i) pickled and lubricated through a series of tanks, (ii) cold reduced to point the tube ends, and (iii) cold drawn (cold reduction of outside diameter and inside diameter and elongation of tube). After the cold drawn tube has been manufactured to finished size, it is moved to three further processing stations for annealing, straightening and finishing.

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

     This process provides air-cooled heat exchanger tubing, instrumentation tubing and small diameter stainless pipe. A majority of the stainless products are made to order.

Other Tubing Products

     The Company either outsources the fabrication of the Other Tubing Products or performs value added processing using owned equipment, such as cutting to length and end finishing the product. Highly specialized and technical applications are generally outsourced. Other Tubing Products consist of tubular goods made of stainless steel, carbon steel, copper, brass, aluminum, and surgical steel purchased from other manufacturers.

QuikWater

     At the QuikWater facility in Sand Springs, the Company purchases the fabricated water tower and combustion chamber from an outside vendor, which has been built to the Company's specifications. It then assembles the unit by adding all of the required components, based upon the specific size and model of the unit. Once completed, the unit is then shipped to the customer's site where it is installed and tested by the Company prior to being placed into service.

TUBING MANUFACTURING FACILITIES

     The Company has three steel tubing manufacturing facilities where it produces its carbon or stainless steel products. The largest facility is located in Sand Springs, Oklahoma and produces a wide range of carbon steel tubing products. This facility has been in operation since the Company began in 1969. The Company also has a facility in Oil City, Pennsylvania at which it also produces carbon steel tubing products, primarily boiler and as-welded mechanical tubing. The third facility in Mannford, Oklahoma produces stainless steel tubing products.

     The following table sets forth the processing and other techniques performed at Webco's facilities:

              Manufacturing                      Distribution
           Sand     Oil             Sand                        Grand    Glen
          Springs, City, Mannford, Springs, Nederland, Lyndon,  Rapids,  Ellyn,
           Okla.   Penn.   Okla.    Okla.      Tx.    Illinois   Mich.    Ill.
Cold Drawing  X
Slitting      X      X
Welding       X      X       X
Annealing     X      X       X        X         X
Straightening X      X       X
Cut-to-Length X      X       X        X         X         X        X       X
Integral Finning                      X
Electronic Non-
 Destructive Testing:
  Eddy Current X      X       X
  Flux Leakage X
  Ultra-Sonic  X      X
Hydro Static-
 Testing      X              X        X
Stenciling    X      X       X
Bending                               X         X
Bar Coding    X      X       X        X         X
Computerized Shop-
Floor Control X      X
Metallurgical Lab &
Spectrometer  X
Statistical Process
  Control     X      X       X

PRODUCTS

Manufactured Tubing Products

     The Company produces tubing for a wide variety of markets and end-use applications. The Company seeks to identify niche markets and customers that have been serviced by high cost and low service competitors. The heat exchanger and boiler tube markets are examples of the Company achieving significant penetration following this strategy. Management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger tubing and welded carbon boiler tubing, and that it is the leading supplier of stainless steel tubing for certain niche applications. The Company continues to target the carbon mechanical tube market for future growth. The Company is building its market share for mechanical tubing through its low cost structure and high product quality, together with the Company's commitment to customer service. A detailed description of the Company's Manufactured Tubing Products by the four major end-use markets follows:

     Carbon Heat Exchanger Tubing. Most of the tubing the Company manufactures for this application comes directly from the weld mill process. The Company believes it is currently the market leader in the manufacture of welded carbon heat exchanger tubing in the United States. Due to the Company's leading market position, the Company expects growth to come from growth in the total market.

     Heat exchangers generally fall into two broad categories, shell and tube, and air-cooled. Shell and tube heat exchangers are used to control temperatures or to recover waste heat in, among other things, power stations, petrochemical plants, and refineries. Air-cooled heat exchangers are used to dissipate heat generated by industrial processes in, among other things, gas compressor stations and petrochemical plants. The Company manufactures carbon tubing suitable for both shell and tube and air-cooled heat exchangers.

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

     Stainless Products. The Company serves four sub-markets within the small welded stainless product category: instrumentation tubing, stainless pipe, mechanical tubing and other tubing. The end uses for these products include appliances, industrial plant piping systems, instruments for the petrochemical industry, and a variety of other capital goods applications. The Company is a small, niche producer, due to both product and size and capacity constraints. Over the past 18 months, the Company has doubled its stainless capacity.

     The stainless pipe and tube industry over the last two years has been marked by high levels of low cost foreign imports (including both raw coils and finished tubes and pipe) that have created historically low pricing and a highly competitive sales environment.

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

     In conjunction with the increased capabilities of Mill 3, the Company has targeted the mechanical tubing market as a growth area over the next several years. This market continues to undergo a major change in which final assembly manufacturers (automotive, appliance, etc.) outsource component parts and emphasize just-in-time inventory management to reduce production costs. Webco believes that this market, which is largely comprised of original equipment manufacturers ("OEMs"), provides an opportunity for the Company to gain market share by utilizing its technological capabilities to offer superior quality, customer service, and customized products at competitive prices.

Other Tubing Products

     The Company sells a variety of other tubing products, primarily through its subsidiary, P&J. Other Tubing Products consist of tubular goods made of stainless steel, carbon steel, copper, brass, aluminum, and surgical steel purchased from other manufacturers. These products come in a wide range of sizes and are used in a variety of applications. In many cases, the Company provides just-in-time inventory management for its customers.

QuikWater

     The Company's QuikWater division manufactures and sells a patented direct contact water heater. The water heater generates hot water on demand and has significant energy saving benefits coupled with unique environmental advantages. It can be used in a variety of commercial applications such as food processing, manufacturing, health care, construction, and other markets where a high volume of hot water is required.

COMPETITION

     Specialty steel tube manufacturing is a highly competitive market in which companies compete on the basis of price, quality, service and ability to fill orders on a timely basis. Public data concerning the size of the markets in which the Company participates is not available. The Company believes that it is the domestic market share leader in welded carbon heat exchanger tubing, welded carbon boiler tubing, and certain stainless steel applications. Although the Company has a small share of the mechanical tubing market, management believes that it is well positioned to increase its market share over the next several years.

     The Company's major competitors include Vision Metals, Inc. for carbon heat exchanger tubing, Plymouth Tube Company for carbon boiler tubing,

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

BACKLOG

     The Company's firm backlog of orders at July 31, 1998 and 1997 were $27.2 million and $29.0 million, respectively. Orders, including a portion of the orders considered firm, are generally cancelable by the customer until work has commenced and the Company has committed resources; thereafter, orders are generally cancelable by the customer only upon payment of a cancellation penalty.

QUALITY CONTROL

     The supply of quality products and service is critical to the Company's success. To help foster continuous improvements in quality and service, the Company, through its corporate quality management department, instituted a total quality management system based upon ISO 9000 quality system standards. In early 1994, the Company achieved ISO 9002 certification at its Sand Springs, Oklahoma manufacturing facility. ISO 9002 certification at its Oil City, Pennsylvania manufacturing facility followed in early 1995. During 1998, the Company obtained QS-9000 certification at its Sand Springs, Oklahoma and Oil City Pennsylvania facilities. In support of the total quality management system, the Company has created an environment that emphasizes and utilizes teamwork to support continuous improvement of quality and service.

     Fundamental to the Company's quality system is the control of the product and process, from raw material procurement to the ultimate delivery of finished goods to the Company's customers. On a test basis, physical and chemical analyses are performed on raw materials to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet the Company's and industry requirements. The Company has also developed stringent process controls, including Statistical Process Control, non-destructive testing methods, and standardized operating and inspection procedures, to provide assurance of quality, and to ensure that the customer's requirements are met, throughout the manufacturing process.

SUPPLIERS

     The Company purchases steel sheet coil produced by a number of primary steel producers, including but not limited to Wheeling-Pittsburgh Steel Corp. and Nucor for carbon steel and J & L Specialty Products Corporation, and Allegheny Teledyne Inc., for stainless steel. In addition, Webco purchases from intermediate steel processors and brokers in order to benefit from their purchasing power or for their specialized processing capabilities. Webco monitors and purchases raw material periodically from foreign sources, as conditions dictate, to obtain a competitive landed cost. The Company orders steel to specified physical characteristics and chemistry. By purchasing in large quantities at consistent predetermined intervals, Webco is able to obtain quality raw materials at lower competitive prices. All increments of the cost of purchasing and landing steel are continually monitored, reviewed and acted upon. Webco believes that it is not dependent on any one of its suppliers for raw materials, although as demonstrated by the Wheeling-Pittsburgh labor strike during much of fiscal year 1997, interruptions in supply from its suppliers may impact the landed cost of new purchases.

     Webco understands that the Company's supplier base is critical to its economic health. Consistent effort is made to develop long-term partners who provide material at acceptable quality, cost and delivery and are, themselves, economically stable. Many of Webco's suppliers have been supplying product to the Company for 15 to 20 years.

MARKETING AND CUSTOMER SERVICE

     The Company's products and services are sold predominately by the Company's inside and outside sales personnel.

     The Company's sales and marketing efforts for its manufactured products are directed by a vice president of sales and marketing, the President of P&J, and Webco's product sales managers. These efforts are supported by its distribution organization, internal sales staff and technical services group. The Company also emphasizes the use of its technical and engineering support staff in its product development and marketing efforts. The Company's technical services, operating, engineering, quality, sales, product planning and purchasing staffs work closely with its customers and suppliers to develop products that meet specific customer applications. Variables in the product development process include the steel's microstructure, chemistry, mechanical properties, surface finish, machinability, and product consistency. The Company believes this process is integral to its sales effort and provides the Company with a competitive advantage.

     Sales of the Company's Other Products are directed by the President of Webco's subsidiary, P&J, and its sales staff, who are headquartered in Glen Ellyn, Illinois. The Company's Other Tubing Products line and P&J's other sales representative accounts constitute over 50% of P&J's sales effort.

CUSTOMERS AND DISTRIBUTION

     The Company manufactures and distributes specialty steel tubular product for sale to a diverse group of more than 1,300 customers. No single customer represents in excess of 4% of the Company's net sales. In addition, no one end-use sector represents more than 16% of net sales. The Company's ten largest customers represent approximately 25% of net sales. Approximately 86% of the Company's sales are directly to industrial customers, including manufacturers of heat exchangers, high efficiency home heating furnaces, appliances, automotive components, power generation equipment, waste heat recovery systems, industrial and commercial boilers, and other consumer durables. The remaining 14% of the Company's tubing sales are made to steel service centers and distributors, one of the largest customer categories of the steel industry.

     While the Company ships product throughout North America, many of its markets and customers are located within a 500-mile radius of its manufacturing and distribution locations. As it concerns these markets and customers, this geographic advantage places the Company in a more cost competitive position relative to many of its competitors. The Company transports product for local delivery via Company-owned or leased vehicles. Longer distance deliveries are generally made via independent trucking firms.

     The Company offers its finished product for shipment directly from its three manufacturing locations. In addition, the Company also inventories finished goods and functions as its own distributor in some of its markets. Such markets and customers are served on a just-in-time basis from the Company's distribution locations in Oklahoma, Texas, Illinois and Michigan. Finished goods inventories for distribution generally are suitable for sale to many customers and generally are not unique to a specific customer's needs.

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

EMPLOYEES

     As of August 31, 1998, the Company employed 772 people. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K constitute "forward-looking" statements within the Company's interpretation of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others:

     General Economic and Business Conditions. Many of the Company's products are sold to industries that experience significant fluctuations in demand based on economic conditions or other matters beyond the control of the Company. No assurance can be given that the Company will be able to increase or maintain its level of sales in periods of economic stagnation or downturn.

     Competition from Imports. The domestic tubular products market is affected by the level of imports of tubular products, which has varied significantly over time. High levels of imports may reduce the volume sold by domestic producers and depress selling prices. In addition, the strength of the U.S. Dollar and volume motives of some foreign importers may create circumstances where product pricing is at levels that are marginally
profitable or even unprofitable.   The Company believes that import levels and
import pricing are affected by, among other things, overall worldwide demand for tubular products, global economic conditions, the trade practices of and government subsidies to foreign producers and the weakness or absence of governmentally imposed trade restrictions in the United States. Given the recent decline in certain of the economies of Asia, South America and Eastern Europe, increased competition from foreign imports should be anticipated.

     Changes in Manufacturing Technology. Over the past 10 years, there have been significant advances in the technology relating to the manufacture of carbon and stainless steel tubing. Such advances have impacted the speed at which tubing can be manufactured, the quality of the tubing and the types and densities of materials that can be welded into tubes for advanced manufacturing processes. In many circumstances, maintaining current manufacturing technologies is necessary to be competitive with other domestic producers and foreign imports or to be able to provide goods for customers'
advancing manufacturing needs and processes.   Maintaining current
manufacturing technologies and capabilities requires investment of capital. Manufacturers that do not maintain current technologies may be rationalized by the industry as a result of their inability to compete against more efficiently priced products.

     Industry Capacity. The Company, and many of its competitors in both the stainless and carbon steel tubing markets have expanded production capacity over the past decade and continue to do so in connection with the growth in product demand and benefits related to current manufacturing technology. Continued significant expansion could result in industry over-capacity. Over-capacity could also result from a precipitous decrease in demand or a significant increase in foreign imported supply.

     Domestic Competition. Specialty steel tube manufacturing is a highly competitive market in which companies compete on the basis of price, quality, service and ability to fill orders on a timely basis. The Company has different competitors within each of its markets served. Certain of these competitors are larger and have greater financial resources than the Company. Sales of some of the Company's products represent a high percentage of the market demand for these products, and could be targeted by competitors.

     Raw Material Costs and Availability. The Company's largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which are influenced by numerous factors beyond the control of the Company, including general economic conditions, foreign imports, domestic competition, labor costs, import duties and other trade restrictions. Typically, the Company passes on these changes in cost to customers. However, reductions in the Company's raw material costs may lag behind pressure on the Company's prices or increases in raw material costs may precede increases in the Company's prices, affecting the Company's profit margins.

     Loss of Significant Customers and Customer and Vendor Work Stoppages. The Company sells its tubular products to a diverse group of more than 1,300 customers. Although no single customer represents in excess of 4% of the Company's 1998 net sales, and no one end-use sector represents more than 14% of 1998 net sales, the loss of any significant customer, or a work stoppage at a significant customer or in an important end-use sector, such as automotive, could have an adverse effect on the Company's results of operations.

     Successful Implementation of Enterprise Software. The Company is currently installing an enterprise software system designed to modernize its information technology needs, improve management data and solve any issues the Company may have that are associated with the Year 2000 ("Y2K"). The Company's inability to successfully complete the implementation of the enterprise software system would require the Company to pursue other information technology solutions, delaying compliance with Y2K and forcing the Company to potentially manually verify its business transactions for some period of time. See Item 7., Management's discussion and Analysis of Financial Condition and Results of Operations for further discussion of the Enterprise Software and Y2K project.

     Y2K Compliance by Customers and Vendors. Failure by the Company's customers and vendors to find adequate solutions to any Y2K issues they may face could result in customers having a significant interruption in their buying patterns and volumes and vendors being unable to timely supply product required for the
Company's manufacturing processes.

ITEM 2.     PROPERTIES

     The Company's principal properties presently consist of three manufacturing plants and five distribution facilities. The following sets forth the location, area and whether the property is owned or leased for each existing facility:

              Location                   Area              Owned or Leased
     Sand Springs, Oklahoma     281,000 square feet             Owned
     Manufacturing Facility           26 acres

     Sand Springs, Oklahoma      50,000 square feet             Owned
     Distribution Facility            18 acres

     Sand Springs, Oklahoma      19,850 square feet             Owned
     Cutoff Facility                   4 acres

     Mannford, Oklahoma          138,000 square feet            Owned
     Manufacturing Facility            13 acres

     Nederland, Texas             20,000 square feet    Long-term lease with a
     Distribution Facility                              purchase option of the
                                                        greater of 93% of FMV
                                                        or $475,000

     Oil City, Pennsylvania      192,000 square feet            Owned
     Manufacturing Facility            8 acres

     Tulsa, Oklahoma              24,400 square feet    Long-term lease with a
     Corporate Offices                                  purchase option of
                                                        $750,000

     Tulsa, Oklahoma              28,000 square feet    Long-term lease
     Finning Facility

     Glen Ellyn, Illinois         25,700 square feet    Long-term lease
     P&J Corporate Offices
     and Distribution Facility

     Lyndon, Illinois             30,000 square feet    Long-term lease
     Distribution Facility

     Grand Rapids, Michigan       35,000 square feet    Long-term lease
     Distribution Facility

ITEM 3.     LEGAL PROCEEDINGS

     In August 1997, the Company filed an action, Webco Industries, Inc. vs. Thermatool Corporation and Alpha Industries, Inc., relating to certain mill cut-off equipment sold to the Company and installed on Mill 3, which did not perform to manufacturer specifications. The case, filed in the United States District Court for the Northern District of Oklahoma (Case No. 97-CV-708H(W)), seeks recoveries including, but not limited to, the cost of the equipment, lost profits, lost market share and other damages suffered by the Company.
The trial is currently set for November 16, 1998. There can be no assurance that the Company will prevail in all or in part of its action, or that if successful, any recoveries will be commensurate with the damages suffered by the Company.

     From time to time, the Company is named as a defendant in legal actions arising out of the normal course of business. Except as described above, the Company is not a party to any pending legal proceeding other than ordinary litigation incidental to its business. Management believes the resolution of such matters will not have a material adverse effect on the Company's results of operations or financial condition. The Company maintains liability insurance against risks arising out of the normal course of business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to Webco security holders during the fourth quarter of fiscal year 1998.

PART II

ITEM 5.     MARKET FOR REGISTRANTS COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS

     Webco's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "WEB." At the close of business on September 16, 1998, there were 296 holders of record of Webco's common stock. The quarterly prices of Webco's common stock were as follows:

     Fiscal Year 1998:                       High          Low
     Fourth Quarter                        10 3/16        7 1/2
     Third Quarter                          9 1/2           7
     Second Quarter                         7 7/8         6 1/2
     First Quarter                          8 1/2         6 3/8

     Fiscal Year 1997:
     Fourth Quarter                           7           5 1/2
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

ITEM 6.     SELECTED FINANCIAL DATA

     The following table presents selected financial information for the Company as of the end of and for each of the five years in the period ended July 31, 1998, which has been derived from the audited Financial Statements of the Company. On June 29, 1998, Webco merged with Phillips & Johnston, Inc. ("P&J"). Because the merger has been accounted for as a pooling of interests, financial results for all periods presented have been restated as though the companies have always been combined.

     The selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                   WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                        Selected Financial Data
                      For the Years Ended July 31,
              (Dollars in thousands, except per share data)
                              Restated (1)
Income Statement Data:            1998        1997       1996       1995       1994
Net sales                      $ 151,431  $ 128,593  $ 112,525  $ 108,284  $  88,746
Gross profit                      28,486     20,228     17,159     15,195      9,477
Income from operations            11,305      7,234(2)   7,145      6,673      1,791
Income before income
 taxes and extraordinary item      9,009      5,187      4,893      1,921(3)     627
Income (loss) before
    extraordinary item             6,207      3,931      3,767      1,242    (2,080)
Net income (loss)(4)               6,207      3,931      3,767      1,242    (2,453)
Income (loss) per share before
    extraordinary item(4):
     Basic                            .87        .55        .53        .17      (.36)
     Diluted                          .86        .55        .53        .17      (.36)
Net income (loss) per share(4):
     Basic                            .87        .55        .53        .17      (.43)
     Diluted                          .86        .55        .53        .17      (.43)
Pro forma income before
    extraordinary item (5)          5,511      3,179      2,990        513       374
Pro forma net income (5)            5,511      3,179      2,990        513         1

Pro forma income per share
     before extraordinary item (5):
     Basic                           .77        .44        .42        .07        .07
     Diluted                         .76        .44        .42        .07        .07
Pro forma net income per
    share (5):
     Basic                           .77        .44        .42        .07        .00
     Diluted                         .76        .44        .42        .07        .00

Balance Sheet Data:
Working capital                $  30,861   $ 33,837  $  22,011  $  19,626  $  13,647
Total assets                     111,758    102,142     86,888     83,325     72,339
Long-term debt (net of
    current portion)              32,894     34,470     19,797     18,313      6,904
Stockholders' equity              48,245     45,220     42,913     40,322     41,113

(1) Restated for the Company's merger with P&J which has been accounted for as a pooling of interests.
(2) Includes an $884,000 ($548,000, or $0.08 per diluted share after tax) charge related to the replacement and write-off of faulty equipment on the Company's Mill 3.
(3) Includes a $3.5 million ($2.7 million, or $0.37 per diluted share after tax) charge related to the settlement of securities litigation.
(4) Webco and P&J were S-Corporations for Federal and state income tax purposes through January 31, 1994 and June 29, 1998, respectively, and accordingly did not incur any Federal or state income taxes prior to these dates, respectively.
(5) All periods presented have been adjusted on a pro forma basis for assumed Federal and state income taxes for Webco and P&J which had not previously recognized income taxes due to their status as S Corporations.Pro forma income taxes were based upon the statuary (Federal & state) tax rate of 38%. In addition, the pro forma net income for 1994 excludes deferred income taxes of $3.8 million attributable to the change in tax status.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" and the Financial Statements of the Company and notes thereto.

Overview
     On June 29, 1998, Webco merged with Phillips & Johnston, Inc., ("P&J"), by issuing 830,000 shares of Webco common stock for all of the out-standing stock of P&J. The merger has been accounted for under the pooling of interests method of accounting, accordingly the Company's financial statements have been restated and the following discussion has been prepared as though the merger occurred prior to the earliest period presented.

     It is the Company's philosophy to pursue growth and profitability through the identification of niche markets that preferably involve specialty tubular products that require a high level of value engineering and can be dominated from an industry or customer standpoint. The Company uses its quality standards, customer service and manufacturing technology to achieve such market penetration.

     During the three year period ended July 31, 1998, the Company spent $25.2 million on capital projects. This included several major projects, such as a doubling of the capacity of the stainless facility, purchase and installation of a slitter and a new finish floor at Oil City, renovation of the Company's new corporate headquarters, expansion of the Sand Springs facility shipping bay, and expenditures towards the purchase and installation of an enterprise software system.

 Results of Operations
     The following table sets forth certain income statement data for each of the three years in the period ended July 31, 1998 (certain amounts may not calculate due to rounding):


                                1998             1997                1996
                           Dollar   % of     Dollar   % of      Dollar   % of
                         Amount  Net Sales Amount  Net Sales  Amount  Net Sales
                                        (Dollars in Millions)

Net sales                $151.4  100.0%    $128.6   100.0%     $112.5   100.0%
Gross profit              28.5   18.8        20.2    15.7        17.2    15.2
Selling, general and
 administrative expenses  17.9   11.8        13.0    10.1        11.2     9.9
Income from operations    11.3    7.5         7.2     5.6         7.1     6.3

     The following discussions of sales levels, prices, and gross profit revolve around the Company's Manufactured Tubing Products (carbon and stainless steel tubing from its three plants in Oklahoma or Pennsylvania), Other Tubing Products (purchased tubular goods made of stainless steel, carbon steel, copper, brass, and surgical steel) and QuikWater.

Fiscal 1998 Compared to Fiscal 1997
     Manufactured Tubing Product sales increased $20.8 million, or 17.7%, to $138.0 million in 1998 from $117.2 million in 1997. The increase in net sales reflects a 12.8% increase in the tonnage of steel tubing sold in 1998, and a 4.4% increase in the average net selling price. The volume increase in 1998 versus 1997 reflects higher utilization at all facilities due to improving market conditions and increased market penetration of the mechanical and heat exchanger tubing markets. The increase in the average net selling price resulted primarily from improved pricing structures in carbon products.

     The increase in Manufactured Tubing Products gross profit to $25.4 million or 18.4% of net sales in 1998 from $17.3 million or 14.8% of net sales in 1997 is a function of the higher selling prices above, improvements in the manufacturing cost and higher volumes which spread fixed and semi-fixed costs

     Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products increased 14.7% to $11.8 million in 1998 from $10.3 million in 1997. While there were some increases in sales prices, the increase in sales is primarily the result of volume increases in a variety of markets, from both existing customers and the addition of new customers

     Gross profit from Other Tubing Products increased to $3.3 million or 28.1% of net sales in 1998 from $2.9 million or 28.2% of net sales in 1997. The increase in gross profit was the direct result of increased sales.

     Sales for QuikWater increased 47.4% to $1.6 million in 1998 from $1.1 million in 1997. This increase is the result of greater sales efforts resulting from an expanded sales force and a continued increase of recognition in the market place.

     Gross profit for QuikWater was ($247,000) in 1998 as compared to $3,000 in 1997. This decrease is primarily the result of low volumes relative to manufacturing capacity, and pricing pressure from competing products.

     Commission income, which is generated by P&J's non-Webco sales representative business, decreased slightly to $758,000 in 1998 from $842,000 in 1997. The decrease relates to the loss of or resignation from customer accounts.

     Selling, general and administrative expenses increased 38.5% to $17.9 million in fiscal 1998 from $13.0 million in fiscal 1997. Factors contributing to the increase include $2,410,000 of employee profit sharing and bonuses in 1998 compared to $285,000 last year, $565,000 of expenses related to the merger with P&J, $323,000 of expenses related to the installation of an enterprise software system, and increased commissions based on higher levels of sales.

     Interest expense for fiscal 1998 increased to $2.3 million (net of $517,000 capitalized) from $2.0 million (net of $433,000 capitalized) in fiscal 1997. This increase is due to higher average borrowing levels during 1998 which was partially offset by a slightly lower average borrowing rate.

Fiscal 1997 Compared to Fiscal 1996
     Manufactured Tubing Products sales increased $15.2 million, or 14.9%, to $117.2 million in 1997 from $101.9 million in 1996. The increase in net sales reflects a 20.5% increase in the tonnage of steel tubing sold in 1997, which w as partially offset by a 4.6% decrease in the average net selling price of tubes. This decrease in selling prices resulted primarily from downward market pressure in the heat exchanger and stainless markets, as well as increased volumes of as-welded mechanical tubing. The volume increase in 1997 versus 1996 reflects increased market penetration of the mechanical tubing markets and higher utilization of the Company's Oil City facilities.

     The increase in Manufactured Tubing Products gross profit to $17.3 million or 14.8% of net sales in 1997 from $14.2 million or 13.9% of net sales in 1996 reflects a combination of increased sales levels and a 5.8% decrease in the average manufacturing cost per ton which was partially offset by a 4.6% decrease in the average sales price per ton.

     Sales of Other Tubing Products increased slightly to $10.3 million in 1997 from $9.9 million in 1996. The 4.0% increase in sales is primarily the result of volume increases.

     Gross profit from Other Tubing Products was $2.9 million for fiscal 1997 and 1996. Expressed as a percentage of net sales, gross profit was 28.2% and 29.1% for fiscal 1997 and 1996, respectively. This is a reflection of a changed product mix.

     Sales for QuikWater increased 67.7% from $.7 million in 1996 to $1.1 million in 1997. This increase reflects the fact that the Company purchased QuikWater in 1996 and it did not become operational until December of that year.

     Gross profit for QuikWater was $87,000 in 1996 as compared to $3,000 in 1997.

     Commission income decreased to $842,000 in 1997 from $1,152,000 in 1996. The decrease relates to the loss of or resignation from customer accounts.

     Selling, general and administrative expenses increased $1.8 million to $13.0 million in 1997 from $11.2 million in 1996. The $1.8 million increase is primarily the result of $1.6 million in development and marketing expenses associated with QuikWater versus $626,000 in 1996. SG&A for 1997 also included $229,000 in profit sharing (none in 1996) with the employees and generally reflects higher overall activity for the Company.

     During the second quarter of fiscal 1997 the Company recorded a special charge of $884,000 ($548,000 or $0.08 per diluted share after tax). This charge relates to the replacement and write-off of faulty cutoff equipment on the Company's Mill 3 and is reflected in income from operations.

     Interest expense decreased slightly to $2.0 million (net of $433,000 capitalized) in fiscal 1997 from $2.3 million (net of $168,000 capitalized) in fiscal 1996. This decrease is a result of lower average interest rates and a $265,000 increase, compared to 1996, in interest capitalization from the expansion of its stainless facility and other major capital projects.

Liquidity and Capital Resources
     Net cash provided by (used in) operations was $15.1 million, $(2.1) million, and $4.3 million in fiscal 1998, 1997 and 1996, respectively. During each of the three fiscal years, accounts receivable have increased primarily as the result of the increase in sales during the same periods. Inventories decreased slightly in 1996 and 1998, however they increased significantly in 1997. The increase was the result of a major supplier of steel coils to the Company, whose steel coils were the subject of a consignment program, being unable to consistently deliver significant quantities of steel to the Company as a result of a strike by the supplier's employees for much of fiscal 1997. This consignment program, with a party independent of the supplier, effectively financed a portion of the Company's inventory. The absence of the consignment program in 1997 required the Company to fund current purchases of inventory with working capital. The supplier settled the strike with its employees' union in early fiscal 1998 and the Company has reinstated the consignment relationship on production from this supplier. The reduction in the working capital investment in inventories from the return of the consignment program has been partially offset by the inventory required to meet increased production volumes. Excluding the effects of inventory on consignment, over the past three years the Company has turned its steel tube manufacturing inventories an average of approximately 4.1 times per year.

     Net cash used in investing activities was $11.9 million, $10.2 million and $6.1 million in fiscal 1998, 1997 and 1996, respectively. During 1998 the Company completed the expansion of its Sand Springs shipping facility, added new stainless mills at its stainless plant, completed the renovation of the building it is leasing to house its corporate headquarters, and initiated the acquisition, development and installation of new financial and operational software. In fiscal 1997, the Company expanded its stainless plant, including the addition of new stainless mills, purchased new cut-off equipment for Mill 3 to replace the faulty cut-off equipment, began the expansion of its shipping facility at the Sand Springs location and began the renovation of its corporate headquarters. Significant projects in fiscal 1996 included expansion of the stainless facility and the additions of a slitter and a new finish floor at the Oil City facility.

     The Company's capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company experienced. The Company followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies. The Company foresees a continuance of this strategy in the future. The Company is currently evaluating expanding its carbon tubing manufacturing capacity.

     The Company's financing arrangements provide for a term loan of $25 million and a line of credit of $20 million. As of July 31, 1998, the Company had $25 million outstanding on the term loan, and $6.6 million under the revolving line of credit. These loans mature on August 31, 2002 and are collateralized by substantially all of the Company's assets other than the Sand Springs and Oil City real estate. The Company may have borrowings and outstanding letters of credit ($550,000 at July 31, 1998) under the revolving credit facility up to the lesser of $20.0 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At July 31, 1998, $12.9 million was available for borrowing under this line of credit.

     P&J has a line of credit agreement for $2,000,000 and a term note of $500,000 with its primary lender. As of July 31, 1998 the Company had $47,000 outstanding on the term loan, and $800,000 under the line of credit. The line of credit matures on April 30, 1999 and the term loan matures in January 2000 and is collateralized by P&J's assets. At July 31, 1998, $1.2 million was available for borrowing under this line of credit.

     In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt. With the possible exception of the expansion of its carbon facilities, the Company currently believes that working capital will fund capital spending in 1999. Any significant carbon tubing capacity expansion may require an increase in available debt facilities, or the possible issuance of common stock or other securities.

Information Technology and the Year 2000
     Over two years ago, the Company began an evaluation of its information systems to determine the potential impact of advanced technology on the Company's operations and profitability. During the course of this evaluation, issues surrounding the effect of the year 2000 on date sensitive applications became more widely publicized and understood. The Company, recognizing an opportunity to both update its technology and to address year 2000 concerns, decided to replace its current information systems with an Enterprise Resource Planning ("ERP") system.

     In the second quarter of fiscal 1998, the Company purchased, and began installation of, an ERP system. The installation process, which includes the testing of date functions, consists of four phases. The first phase of installation, addressing the financial, purchasing and plant maintenance functions, was successfully completed before the end of fiscal 1998. The remaining three phases, including materials management, shop floor control, and production planning for each of the Company's three manufacturing locations and related facilities, are scheduled for completion late in fiscal 1999.

     The Company has also been evaluating non-information technology systems such as phone systems, e-mail and personal computers. These systems are either currently year 2000 compliant or will have been replaced with year 2000 compliant equipment before July 31, 1999. Other important systems, including equipment used in manufacturing and processing, are basically signal driven systems where dates play no role in the operating logic.

     The Company is currently trying to determine the impact of year 2000 non-compliance by third parties, including vendors and customers. The impact of such non-compliance could effect timely delivery of raw materials and cause reductions in orders by customers who are unable to control their own production and sales process.

     The Company presently believes that with the implementation of the ERP system and the replacement of other non-compliant systems, the year 2000 issue will not pose significant operational problems for its computer systems. However, if installation of the ERP is not completed in a timely manner and non-compliant systems replaced, the year 2000 issue could have a material
impact on the operations of the Company.   Ramifications could include
mismatched materials purchase orders and customer sales orders and a need to manually operate materials planning, purchasing, order backlog and capacity planning functions. A transition to manual operations could result in, among other things, damage to customer relationships, lost sales, and significant customer claims.

     As of July 31, 1998, the Company had spent $2.3 million on the ERP system and the Company currently estimates another $3.7 will be expended to complete the project. Of the $6 million total expenditure, over 25% is hardware related, including upgrading the Company's mid-range computers and the placement of personal computers on the shop floor. Due to the necessity of technology upgrades generally, it would be arbitrary to allocate any portion of this project exclusively to the correction of year 2000 issues and therefore no such allocation has been attempted.

     The foregoing forward-looking statements, including the costs of addressing the year 2000 issue and the dates upon which compliance will be attained, reflect management's current assessment and estimates with respect to the Company's year 2000 compliance effort. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to, third party modification and installation plans, representations by vendors and customers, technological advances, economic considerations and customer perceptions.

Quarterly Effects and Seasonality
     Order rates generally tend to be lower during late summer as many of the Company's customers schedule plant shutdowns for vacations. In addition, the Company experiences some seasonality in stainless during its third fiscal quarter, which may result in reduced net sales and income for that period.

Forward-Looking Statements
     Certain statements in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others: general economic and business conditions, competition from imports, changes in manufacturing technology, industry capacity, domestic competition, raw material costs and availability, loss of significant customers and customer and vendor work stoppages, successful implementation of enterprise software and Year 2000 compliance by customers and vendors. The reader should refer to
Part I, Item 1: "Forward Looking Statements" of the annual report on Form 10-K for additional information regarding this matter.

<AUDIT-REPORT>
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Webco Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Webco Industries, Inc. and subsidiary at July 31, 1998 and 1997, and the results of their operations and their cash flows for the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.
In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Phillips & Johnston, Inc., a wholly-owned subsidiary, as of December 31 1997, and for the years ended December 31, 1997 and 1996, which statements reflect total assets, revenues and net income constituting 3.9 percent, 8.4 percent and 50.3 percent, respectively, as of and for the year ended July 31, 1997 and 9.5 percent of revenue and 54.3 percent of net income, for the year ended July 31, 1996, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Phillips & Johnston, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Tulsa, Oklahoma
September 9, 1998
</AUDIT-REPORT>

<AUDIT-REPORT>
INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Phillips & Johnston, Inc.:


     We have audited the accompanying balance sheets of Phillips & Johnston, Inc. (an Illinois corporation) as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phillips & Johnston, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                   DUGAN & LOPATKA
Wheaton, Illinois
June 29, 1998
</AUDIT-REPORT>

                       WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                                 BALANCE SHEETS
                            July 31, 1998 and 1997
            (Dollars in thousands, except share amounts and par value)

                                                           1998             1997
                        ASSETS

Current assets:
     Cash                                             $      266       $      202
     Accounts receivable, net                             19,874           18,185
     Inventories                                          27,775           29,393
     Prepaid expenses                                        205              285
     Deferred income tax asset                             2,740            1,460

          Total current assets                            50,860           49,525

     Property, plant and equipment, net                   56,630           49,443

Notes receivable from related parties                      1,774            1,582

Other assets, net                                          2,494            1,592

          Total assets                                $  111,758       $  102,142


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                $    11,760      $    11,380
     Accrued liabilities                                   6,957            4,004
     Current portion of long-term debt                     1,282              304
          Total current liabilities                       19,999           15,688

Long-term debt                                            32,894           34,470

Deferred income tax liability                             10,620            6,764

Commitments and contingencies (Note 7)

Stockholders' equity
  Common stock, $.01 par value, 12,000,000 shares
    authorized 7,169,000 shares issued and outstanding        72               72
     Additional paid-in capital                           36,179           36,179
     Retained earnings                                    11,994            8,969

          Total stockholders' equity                      48,245           45,220

     Total liabilities and stockholders' equity       $  111,758       $  102,142



The accompanying notes are an integral part of the consolidated financial statements.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                           STATEMENTS OF OPERATIONS
                For the Years Ended July 31, 1998, 1997 and 1996
           (Dollars and shares in thousands, except per share amounts)


                                                   1998       1997       1996
Net sales                                       $ 151,431  $ 128,593  $ 112,525
Cost of sales                                     122,945    108,365     95,366

Gross profit                                       28,486     20,228     17,159

Commission income                                    (758)      (842)    (1,152)
Selling, general and administrative expenses       17,939     12,952     11,166
Special item: Write-off of Mill 3 cut-off equipment     -        884          -


Income from operations                             11,305      7,234      7,145

Interest expense                                    2,296      2,047      2,252

Income before income taxes                          9,009      5,187      4,893

Provision for income taxes                          2,802      1,256      1,126

Net income                                      $   6,207  $   3,931   $  3,767

Pro forma net income (1)                        $   5,511  $   3,179   $  2,990


Net income per share
     Basic                                      $    .87   $    .55    $    .53
     Diluted                                    $    .86   $    .55    $    .53
Pro forma net income per share (1):
     Basic                                        $  .77     $  .44      $  .42
     Diluted                                      $  .76     $  .44      $  .42

Weighted average shares outstanding
     Basic                                         7,169      7,169       7,169
     Diluted                                       7,245      7,169       7,169



(1) Pro forma income taxes have been presented to compensate for the S-Corporation tax status of P&J and were calculated using an effective rate of 38% (34% Federal and 4% state).

The accompanying notes are an integral part of the consolidated financial statements.

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                  STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Years Ended July 31, 1998, 1997 and 1996
                      (Dollars in thousands)

                                           Additional                 Total
                                  Common    Paid-In    Retained    Stockholders'
                                   Stock    Capital    Earnings       Equity

Balances, July 31, 1995           $  72   $ 35,701     $   4,549    $  40,322

Deferred tax benefit (Note 6)         -        532             -          532

Purchase of treasury stock -
     P&J (Note 9)                     -        (54)         (358)        (412)

Distribution to shareholders - P&J    -          -        (1,296)      (1,296)

Net income                             -         -         3,767        3,767

Balances, July 31, 1996              72     36,179         6,662       42,913

Distribution to shareholders - P&J    -          -        (1,624)      (1,624)

Net income                            -          -         3,931        3,931

Balances, July 31, 1997              72     36,179         8,969       45,220

Distribution to shareholders - P&J    -          -        (2,434)      (2,434)

Elimination of duplicate equity
 resulting from non-conforming
 fiscal years (Note 2)                -          -          (748)        (748)

Net income                            -          -         6,207        6,207

Balances, July 31, 1998           $  72   $ 36,179     $  11,994    $  48,245





The accompanying notes are an integral part of the consolidated financial statements.

                       WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                              STATEMENTS OF CASH FLOWS
                   For the Years Ended July 31, 1998, 1997 and 1996
                               (Dollars in thousands)
                                                        1998        1997        1996
Cash flows from operating activities:
   Net income                                         $ 6,207     $ 3,931     $ 3,767
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
           Depreciation and amortization                4,133       3,431       2,975
           (Gain) loss on write-off and disposition
              of property, plant and equipment             20         928         (53)
           Deferred tax expense                         2,566       1,196         730
           (Increase) decrease in:
                Accounts receivable                    (1,486)     (3,862)       (991)
                Inventories                               667      (6,077)        433
                Prepaid expenses                          158          60         295
           Increase (decrease) in:
                Accounts payable                          (59)     (1,996)     (1,722)
                Accrued liabilities                     2,892         262      (1,125)

 Net cash provided by (used in)
       operating activities                            15,098      (2,127)      4,309

Cash flows from investing activities:
   Capital expenditures                               (10,652)     (9,112)     (5,445)
   Proceeds from sale of property,
       plant and equipment                                 26         129          56
   Advances to stockholders                               (38)     (1,286)     (5,092)
   Repayments of stockholder advances                       -         124       5,092
   Increase in other assets                            (1,282)        (36)       (746)
   Net cash used in investing activities              (11,946)    (10,181)     (6,135)

Cash flows from financing activities:
     Proceeds from long-term debt                     143,498      157,725    118,199
     Principal payments on long-term debt            (144,205)    (144,616)  (116,441)
     Dividends paid                                    (2,434)      (1,885)    (1,286)
     Increase (decrease) in book overdrafts                53          722        709
     Net cash provided by (used in )
        financing activities                           (3,088)      11,946      1,181

Net change in cash                                         64         (362)      (645)

Cash, beginning of period                                 202          564      1,209

Cash, end of period                                   $   266     $    202    $   564

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest, net of
          amount capitalized of $517, $433, and $168
          in 1998, 1997 and 1996, respectively        $ 2,098     $  2,027    $ 2,118
     Income taxes                                     $     -     $    262    $    70

The accompanying notes are an integral part of the consolidated financial statements.

                  WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MERGER - On June 29, 1998, Webco Industries, Inc. ("Webco" or the "Company") merged with Phillips & Johnston, Inc. ("P&J"), a Chicago based sales organization and value-added processor of tubular products. The transaction has been accounted for under the pooling of interests method of accounting. Accordingly, all historical financial information has been restated as if the two entities have always been combined, with appropriate elimination of intercompany transactions and balances. Additional disclosures about the combination are presented in Note 2.

OPERATIONS - Webco is a specialty manufacturer of high-quality carbon steel tubing and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: welded carbon heat exchanger tubing, welded boiler tubing, stainless tube and pipe, and advanced carbon mechanical tubing for use in consumer durable and capital goods. The Company's subsidiary, P&J, represents several manufacturers who produce various non-competing mechanical and specialty tubular products made from copper, brass, aluminum and stainless and carbon steel, among others. This access to other tubing products allows the Company to better serve its customers by offering a full range of tubing products. Through its QuikWater division, the Company manufactures and markets a patented direct contact water heater for commercial and industrial applications. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,300 customers throughout North America.

CONCENTRATIONS - The Company maintains its cash in bank deposit accounts, which at times may exceed the federal insurance limits. As of July 31, 1998 and 1997, the Company had cash in banks totaling $1,386,000 and $470,000 in excess of federal depository insurance limits, respectively. The Company has not experienced any losses on such accounts in the past.

ACCOUNTS RECEIVABLE - Accounts receivable represent short-term credit granted to the Company's customers for which collateral is generally not required. Accounts receivable at July 31, 1998 and 1997 are net of an allowance for uncollectible amounts of $179,000 and $49,000, respectively. Credit risk on receivables is considered by management to be limited due to the variety of industries served and geographic dispersion of customers.

INVENTORIES - The Company values its inventories at the lower of cost or market. Cost for raw materials, work-in-process, and finished goods inventories are determined on the weighted average cost method; maintenance parts and supplies and structural steel inventories are valued at the lower of cost (first-in, first-out ("FIFO")) or market.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment, including tooling, is stated at cost and includes interest capitalized on major construction projects. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations. Depreciation and amortization are provided using straight-line and

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

accelerated methods over the following estimated useful lives: buildings and improvements - 10 to 40 years, machinery and equipment - 3 to 25 years, and furniture and fixtures - 3 to 10 years.

Depreciation expense for the years ended July 31, 1998, 1997 and 1996 amounted to $3,917,000, $3,258,000 and $2,874,000, respectively. Fully depreciated assets still in use at July 31, 1998 and 1997 amounted to $8,799,000 and $8,080,000, respectively.

BOOK OVERDRAFTS - Included in accounts payable at July 31, 1998 and 1997 are outstanding checks in excess of bank deposits totaling $2,193,000 and $2,140,000, respectively.

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

EARNINGS PER SHARE - Earnings per share are calculated based on the number of weighted average common shares outstanding, including the effect of dilutive options, when applicable, in accordance with the computation, presentation and disclosure requirements of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Statement No. 128 was implemented by the Company in the second quarter of 1998 and accordingly, prior periods have been restated.

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS No. 109"). The provisions of FAS No. 109 require the recording of deferred tax assets and liabilities to reflect the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

SEGMENT REORTING - In 1998 Webco Industries, Inc. adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About
Segments of an Enterprise and Related Information". FAS 131 supersedes FAS 14 replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see "Segment Information" - Note 11).

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

2. BUSINESS COMBINATION

As previously discussed, in June 1998, Webco completed its merger with P&J.
In the transaction, Webco issued 830,000 shares of its common stock for all of the common stock of P&J. The merger has been accounted for under the pooling of interests method of accounting; accordingly, all historical financial information has been restated as if the two entities have always been combined. Because Webco and P&J had differing fiscal periods prior to the combination, Webco's financial statements for the years ended July 31, 1997 and 1996 have been combined with P&J's for the calendar years ended December 31, 1997 and 1996, respectively. P&J's 1998 financial statements were conformed to the twelve months ended July 31 for purposes of consolidating with Webco's financial statements for its year ended July 31, 1998.

As a result of the overlapping period created when P&J's calendar year was conformed to a July 31 fiscal year, $748,000 of earnings of P&J (for the period August 1997 through December 1997) are included in consolidated net income for both fiscal years ended July 31, 1998 and 1997. Stockholders equity has been adjusted so that the duplicate amount is reflected only once in retained earnings.

Intercompany transactions and balances have been eliminated in the consolidated statements presented herein. Such eliminations resulted in a decrease to retained earnings of $115,000 at July 31, 1995 and did not significantly change net income for any subsequent period. P&J inventories have been revalued to conform to Webco's weighted average method from the last-in, first-out (LIFO) method previously used by P&J. The adjustments to conform this inventory accounting practice increased equity by $329,000 at July 31, 1995, and did not significantly affect earnings of any subsequent period.

Details of the results of operations for the previously separate companies for the nine months ended April 30, 1998 (last period before combination) are:

                        Webco        P&J              Adjustments     Combined
                                    (Dollars in Thousands)

      Net Sales      $ 104,451     $ 13,192          $ (3,844)(a)    $ 113,799

      Net Income     $     3,260   $  1,537          $     30(b)     $   4,827

      (a)  Adjustment to eliminate intercompany sales.
      (b)  Adjustment to eliminate intercompany profits in inventory.

                WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

2.     BUSINESS COMBINATION, Continued

The following table reconciles amounts of revenue and earnings previously reported by Webco with the amounts presented in these financial statements:

                     Webco        P&J              Adjustments     Combined
                                   (Dollars in Thousands)

   Fiscal year ended July 31, 1997:
        Net Sales       $ 117,739     $ 17,419        $ (6,565)(a)     $ 128,593
        Net Income      $   1,952     $  2,054        $    (75)(b)     $   3,931


     Fiscal year ended July 31, 1996:
        Net Sales       $ 101,867     $ 15,401        $ (4,743)(a)     $ 112,525

        Net Income      $   1,723     $  2,031        $     13(b)      $   3,767

          (a) Adjustment to eliminate intercompany sales.
          (b) Adjustment to eliminate intercompany profits in inventory and to conform P&J inventory costing to the weighted average cost method from the LIFO method.

Prior to the merger, P&J did not incur Federal or state income taxes as it reported its income for income tax purposes as an S Corporation. Pro forma net income amounts reflect consolidated earnings as if P&J accrued taxes at the statutory (Federal and state) rate of 38%.

Merger-related transaction costs expensed in consolidated results for the fiscal year ended July 31, 1998 amounted to $565,000 ($350,000 or $.05 per diluted share after tax).

3.     INVENTORIES

At July 31, 1998 and 1997, inventories priced using the weighted average cost method were valued at $25,963,000 and $28,008,000, respectively. Structural inventories and maintenance parts and supplies inventories, which are valued using the FIFO method, amounted to $1,812,000 and $1,385,000 at July 31, 1998 and 1997, respectively.

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

3.     INVENTORIES, Continued

Inventories at July 31, 1998 and 1997, consisted of the following:

                                                        July 31,
                                                  1998           1997
                                                 (Dollars in Thousands)

Raw materials                                  $  13,614     $  18,666
Work-in-process                                    1,860         2,159
Finished goods                                    10,664         7,358
Maintenance parts and supplies                     1,637         1,210

   Total inventories                           $  27,775     $  29,393


4.     PROPERTY, PLANT AND EQUPMENT

     Net property, plant and equipment at July 31, 1998 and 1997, consisted of the following:


                                                       July 31,
                                                 1998           1997
                                               (Dollars in Thousands)

Land                                        $    1,436     $    1,436
Buildings and improvements                      14,571         11,496
Machinery and equipment                         60,138         54,808
Furniture and fixtures                           4,975          2,956
Construction in progress                         5,261          4,896

                                                86,381         75,592
Less accumulated depreciation and amortization (29,751)       (26,149)

Net property, plant and equipment            $  56,630      $  49,443

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

5.     LONG-TERM DEBT

Long-term debt at July 31, 1998 and 1997, consisted of the following:


                                                 1998         1997
                                              (Dollars In Thousands)

Term loan (A)                              $   25,000    $   25,000
Revolving loan (A)                              6,620         8,281
Term loan (B)                                     126           174
Revolving loan (B)                                800            -
Real estate and equipment term loans (C)          533           611
Other note payable (D)                            806            -
Other                                             291           708

                                               34,176        34,774
Less current maturities                         1,282           304

Long-term debt                             $   32,894    $   34,470

Based upon the borrowing rates currently available to the Company for borrowings with similar terms and average maturities, the Company believes that the carrying amount of its long term debt approximates fair value.

(A) The Company has a $25 million term loan and a $20 million revolving line of credit with its primary lender. The term loan and revolving credit loan bear interest at the prime rate (8.50% at July 31, 1998) plus .25% and prime rate, respectively. At the Company's option, borrowings under either facility can bear interest at LIBOR (5.69% at July 31, 1998) plus 2.25% in the case of the term loan borrowing or plus 2.0% in the case of revolving loan advances. These loans mature on August 31, 2002 and are collateralized by substantially all of the Company's assets other than the Sand Springs and Oil City real estate. Principal payments on the term loan commence on August 1, 2000, at which time monthly payments of $208,000 plus interest are required. The Company may have borrowings and outstanding letters of credit ($550,000 at July 31, 1998) under the revolving credit facility up to the lesser of $20.0 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. The Company pays a commitment fee of 0.25% per annum on any unused and available line of credit. At July 31, 1998, $12.9 million was available for borrowing under the line of credit.

Pursuant to the terms of the loan agreement, the Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio and to not exceed a ratio of indebtedness to net worth. The covenants also limit capital expenditures and dividends. In addition, the loan agreement provides for acceleration of the loans, at the option of the lender, if F. William Weber and Dana S. Weber fail to possess the power to direct or cause the direction of management and policies of the Company, or the Weber Family ceases to own at least 35% of the outstanding voting stock,

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

5.     LONG-TERM DEBT, Continued

or upon the occurrence of a material adverse change in the business. The loan agreement also contains a pre-payment penalty ranging from 1% to 2% of amounts outstanding under the term loan plus the revolving commitment if the debts are prepaid prior to July 15, 2000.

(B) The Company's subsidiary, P&J, has a line-of-credit agreement
($2,000,000) and a term note ($500,000) with a bank. The line of credit matures on April 30, 1999, bears interest at the prime rate (8.50% at July 31, 1998), and is collateralized by P&J's assets and guaranteed by Webco. The term loan has monthly installments of $7,846 and bears interest at 8.10%.

(C) These loans were entered into with various public agencies and are payable in monthly installments aggregating approximately $8,000 including interest at 3%. The various notes are collateralized by the underlying real estate and/or equipment and the guarantee of the principal stockholder/officer.

(D) This note is payable in 36 monthly installments of $30,000 through March 31, 2000 and bears interest at 9%.

At July 31, 1998, the aggregate future maturities of long-term debt are as follows: 1999 - $1,282,000; 2000 - $502,000; 2001 - $2,881,000;
2002 - $2,660,000; 2003 - $26,742,000; and thereafter $109,000.

6.     INCOME TAXES

The provision for income taxes for fiscal 1998, 1997 and 1996 consists of the following:

                                              1998       1997     1996
                                              (Dollars in Thousands)
Current:
     Federal                                $   115   $    -    $   326
     State                                      111        60        70
Deferred:
    Federal                                   2,305     1,071       632
    State                                       271       125        98

Total income tax expense                    $ 2,802   $ 1,256   $ 1,126

     Prior to merging with Webco on June 29, 1998, the P&J subsidiary was treated as a Subchapter S Corporation for income tax purposes, with earnings included in the personal income tax returns of its stockholders.

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

6.     INCOME TAXES, Continued

The actual income tax expense for fiscal 1998, 1997 and 1996 differs from income tax based on the federal statutory rate (34%) due to the following:


                                              1998       1997       1996
                                                (Dollars in Thousands)
Expected tax expense                        $ 3,063    $ 1,764    $ 1,664

State income taxes, net of federal benefit      386        185        168
Exclusion of S Corporation income - P&J        (623)      (673)      (695)
Other                                           (24)       (20)       (11)

Total income tax expense                    $ 2,802    $ 1,256    $ 1,126

At July 31, 1998 and 1997, deferred tax assets and deferred tax liabilities consisted of the following:

                                                         1998       1997
                                                     (Dollars in Thousands)
Net current deferred tax assets (liabilities):
   Accounts receivable                               $     81    $     24
   Inventories                                            664         540
   Accrued liabilities                                  1,476         896
   Operating loss carry forwards, expiring in 2012        519          -

           Net current deferred tax asset            $  2,740    $  1,460

Net noncurrent deferred tax assets (liabilities):
   Property plant and equipment                      $(11,007)   $ (9,631)
Operating loss carry forwards, expiring in 2012           -         2,632
General business credit carry forward                     189         189
Alternative minimum tax credit carry forward              446         321
Other                                                    (248)       (275)

Net noncurrent deferred tax liability                $(10,620)   $ (6,764)

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

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

7.     COMMITMENTS AND CONTINGENCIES

LITIGATION - The Company is a party to various other lawsuits and claims arising out of the ordinary course of its business. Management, believes that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

LEASES - The Company leases certain buildings and machinery and equipment under noncancelable operating leases. Under certain of these leases the Company is required to pay property taxes, insurance, repairs and other costs related to the leased property. At July 31, 1998, future minimum payments under noncancelable leases accounted for as operating leases are $1,206,000 in 1999; $963,000 in 2000; $697,000 in 2001; $475,000 in 2002 and $362,000 in
2003. Total rent expense for all operating leases was $2,250,000, $1,879,000 and $1,595,000 in 1998, 1997 and 1996, respectively.

SELF-INSURANCE - The Company maintains an unfunded hospitalization and medical coverage program for its employees. Claims under this program are limited to annual losses of $60,000 per participant and aggregate annual claims of up to approximately $1,455,000 through the use of a stop-loss insurance policy. Additionally, the Company self-insures Oklahoma workers' compensation claims up to $225,000 per occurrence and retains a maximum aggregate liability of $2,100,000 per two-year policy term with respect to all occurrences. The Company has a letter of credit in the amount of $550,000 on file with the State of Oklahoma Workers' Compensation Court, as required by self-insurance regulations. Provisions for claims under both programs are accrued based upon the Company's estimate of the aggregate liability for claims (including claims incurred, but not yet reported).

PURCHASE COMMITMENTS - At July 31, 1998 and 1997, the Company was committed on outstanding purchase orders for inventory approximating $19.0 million and $18.9 million, respectively. Additionally, the Company had on its premises at each of July 31, 1998 and 1997 raw material on consignment from certain vendors valued at approximately $3.0 million.

8.     EMPLOYEE BENEFIT PLANS

The Company maintains 401-K benefit plans covering all employees meeting certain service requirements. The plans include a cash or deferred compensation arrangement permitting elective contributions to be made by the participants. Company contributions are made at the discretion of the Board of Directors. Company contributions were $439,000, $277,000 and $193,000 in fiscal 1998, 1997 and 1996, respectively.

9.     STOCKHOLDERS' EQUITY AND STOCK OPTIONS

In January 1994, the Company's stockholders approved the 1994 Stock Incentive Plan (the "Plan"), in which directors, employees, and consultants are eligible to participate. Four types of benefits may be granted, in any combination under the Plan: incentive stock options, non-qualified stock options, restricted stock, and stock appreciation rights. The Plan also provides for certain automatic grants to outside directors. All options expire ten years

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

9.     STOCKHOLDERS' EQUITY AND STOCK OPTIONS, Continued

from the date of grant (except the vice-chairman's options, which expire five years from the date of grant) and are exercisable at a price which is at least equal to fair market value on the date of grant (110% of fair market value in the case of the vice-chairman). The employee options vest evenly over periods of two to five years from date of grant. The maximum number of shares of common stock with respect to which incentive stock options, non-qualified stock options, restricted stock, and stock appreciation rights may be issued under the Plan is 550,000. In March 1998, the Company's Board of Directors voted to increase the number of shares available for grant from 550,000 to 850,000 shares.

     Activity under the Plan was as follows:

                                           Number of           Weighted Average
                                            Shares              Exercise Price

Balance, July 31, 1995                     234,100               $  13.11
Granted                                    200,300                   6.43
Forfeited                                 (161,600)                 13.77

Balance, July 31, 1996                     272,800                   7.89
Granted                                    194,900                   6.05
Forfeited                                 (111,800)                  9.36

Balance, July 31, 1997                     355,900                   6.42
Granted                                    188,600                   7.24
Forfeited                                (  30,000)                  6.35

Balance, July 31, 1998                     514,500                   6.69

Exercisable, July 31, 1998                 108,360                   6.49

     The weighted average exercise price of options granted to the vice-chairman during 1997, which were at a price above the market value per share at that date, was $6.74. For options outstanding as of July 31, 1998, the range of exercise prices and weighted average remaining contractual life were $5.25 to $9.25 and 8.27 years, respectively.

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Under
APB No. 25, because the exercise price of the Company's stock options is at least equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to July 31, 1995 under the fair value method of that statement. The fair

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

9.     STOCKHOLDERS' EQUITY AND STOCK OPTIONS, Continued

value of options granted in fiscal years 1998, 1997 and 1996 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                        1998         1997         1996

Weighted average Life                4.3 years    4.1 years    4.9 years
Risk-free interest rate                5.88%        6.19%       5.41%
Expected volatility                      56%          61%         61%
Expected dividend yield                 None         None        None

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of its options. The weighted average estimated fair value of employee stock options granted during 1998, 1997 and
1996 was $3.61, $3.18 and $3.63 per share, respectively.   The weighted
average estimated fair value of employee stock options granted during 1997 to the Company's vice-chairman, which were at a price above the market value per share at that date, was $2.93.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                              1998         1997          1996
Pro forma net income                     $ 5,296,000   $ 3,747,000   $ 3,618,000

Pro forma net income per share, diluted     $   0.82      $   0.52      $   0.50

          The above SFAS No. 123 pro forma disclosures are not necessarily representative of the effect SFAS No. 123 will have on the pro forma disclosure of future years.

The purchase of treasury stock by P&J in January 1996 represented the acquisition by P&J of shares of stock held by two of the Company's shareholders. The purchase of treasury stock was recorded as a reduction of retained earnings and these shares were canceled in 1998.

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

10. EARNINGS PER SHARE

In the second quarter of fiscal 1998 the Company adopted Statements of Financial Accounting Standards No.128 ("FAS 128"). FAS 128 requires the restatement of prior periods earnings per share to conform to the new standard. The effect of adopting FAS 128 is to replace the captions "primary" and "fully diluted" with "basic" and "diluted", and to simplify the calculation of weighted average shares outstanding primarily by removing common stock equivalents from the calculation of "basic" earnings per share. Presented below is a reconciliation of the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share and diluted weighted average shares, which are used in computing diluted earnings per share.


                                                  1998      1997      1996
     Basic EPS:
     Weighted average shares outstanding         7,169     7,169     7,169

Effect of dilutive securities: Options              76         -         -

Diluted EPS:
Diluted weighted average shares outstanding      7,245     7,169     7,169

Anti-dilutive options outstanding:
    Number of options                                8       356       273

    Weighted average exercise price            $  9.05   $  6.42   $  7.89

11.     SEGMENT INFORMATION

In 1998 Webco Industries, Inc. adopted FAS 131 "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: tubing products and QuikWater, representing the Company's two strategic business units offering different products. The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, production processes and customers, those operations have been aggregated for segment reporting purposes. The tubing products segment manufactures as well as distributes tubular products principally made of carbon and stainless steel. QuikWater manufactures a patented direct contact, high efficiency water heater.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company measures segment profit or loss as segment income before income taxes. Information on the Company's segments is as follows:

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

11.     SEGMENT INFORMATION, Continued
                                              Tubing
                                             Products     QuikWater      Total
                                                   (Dollars in Thousands)
  Fiscal year-ended July 31, 1998:
     Revenues                              $ 149,810     $  1,621      $ 151,431
     Depreciation and amortization             4,059           74          4,133
     Interest expense                          2,214           82          2,296
     Segment profit or (loss)                 11,053       (2,044)         9,009
     Segment assets                          102,180        3,515        105,695
     Capital expenditures                     10,238          414         10,652

  Fiscal year-ended July 31, 1997:
     Revenues                                127,483        1,100        128,593
     Depreciation and amortization             3,405           26          3,431
     Interest expense                          2,029           18          2,047
     Segment profit or (loss)                  6,782       (1,595)         5,187
     Segment assets                           95,248        2,347         97,595
     Capital expenditures                      8,472          640          9,112

  Fiscal year-ended July 31, 1996:
     Revenues                                111,869          656        112,525
     Depreciation and amortization             2,975           -           2,975
     Interest expense                          2,252           -           2,252
     Segment profit or (loss)                  5,432         (539)         4,893
     Segment assets                           81,990          870         82,860
     Capital expenditures                      5,383           62          5,445

     A reconciliation of the Company's segment information to the consolidated financial statements is as follows:

                                               1998          1997         1996
                                                   (Dollars in Thousands)

Total assets reported for segments         $ 105,695     $  97,595    $  82,860
Assets not allocated to segments:
     Current assets                            3,211         1,947        2,853
     Notes receivable and other assets         2,852         2,600        1,175

Total assets:                              $ 111,758     $ 102,142    $  86,888

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

11. RELATED PARTY TRANSACTIONS

In October 1995 the Company entered into an agreement with an entity owned by the majority stockholders to subcontract certain manufacturing services. Payments made by the Company under the contract totaled $412,000 and $316,000 in fiscal 1998 and 1997. In addition, the Company had a receivable balance of $500,000 and $367,000 at July 31, 1998 and 1997, respectively, for amounts paid on behalf of this entity.

The Company purchases certain specialty packaging and shipping materials from an entity owned by the principal stockholder. Payments made by the Company totaled $238,000 in fiscal 1998 and $200,000 in fiscal 1997.

Advances were made from time to time during fiscal 1998 and 1997 to the principal stockholder with the highest amounts outstanding being $1,200,000 in 1998 and 1997. The balance outstanding at July 31, 1998 was $1,200,000 and at July 31, 1997 was $1,162,000. The advances are subject to a three-year note from the principal stockholder collateralized by certain assets having a current market value at least double the highest outstanding balance advanced pursuant to the note. The note bears interest at the prevailing rate under the Company's loan agreement with its primary lender and is payable at maturity of the note on August 15, 1999.

Other advances on various terms were made to certain executives during fiscal 1998, with the highest amount outstanding of $147,000 and the balance outstanding at July 31, 1998 of $147,000.

During 1994, in the course of purchasing stock from the principal stockholder, certain executives executed promissory notes payable to the principal stockholder in the amount of $420,000, which, as amended, bear interest at 4.1%. The notes are collateralized by the underlying shares of common stock. The principal stockholder subsequently assigned the executives' notes receivable to the Company in order to liquidate certain advances and other amounts owed by him to the Company.

A director of the Company is Chairman of the Board of a customer of the Company. Annual sales to this company were approximately $5,281,000 in 1998, $3,865,000 in 1997, and $1,565,000 in 1996 with outstanding receivable balances of approximately $694,000 and $892,000 at July 31, 1998 and 1997, respectively.

                                 WEBCO INDUSTRIES, INC.
                        SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                    (UNAUDITED)
                    (Dollars in thousands, except per share data)
                                             Year Ended July 31, 1998
                                                  Quarters Ended
                              October 31, January 31, April 30,  July 31,   Total
                                 1997        1998       1998      1998       Year
Net sales                      $34,538     $37,936    $41,325    $37,632   $151,431
Gross profit                     5,290       6,777      8,741      7,678     28,486
Operating income                 2,010       2,743      3,920      2,632     11,305
Net income                       1,039       1,478      2,310      1,380      6,207
Pro forma net income (2)           845       1,304      2,083      1,279      5,511
Net income per diluted
   common share                  $ .14      $  .21     $  .32     $  .19     $  .86
Pro forma net income per
   diluted common share (2)      $ .12       $ .18     $  .29     $  .18     $  .76
Weighted average shares
   outstanding, diluted          7,231       7,209      7,262      7,298      7,245

                                             Year Ended July 31, 1997
                                                  Quarters Ended
                              October 31, January 31, April 30,  July 31,   Total
                                 1996        1997       1997       1997      Year
Net sales                      $31,708     $31,956    $32,090    $32,839   $128,593
Gross profit                     4,747       4,960      4,731      5,790     20,228
Operating income                 1,989       1,170(1)   1,925      2,150      7,234(1)
Net income                       1,089         603      1,129      1,110      3,931
Pro forma net income (2)           902         412        893        972      3,179
Net income per diluted
   common share                  $ .15      $  .08     $  .16     $  .15     $  .55
Pro forma net income per
   diluted common share (2)      $ .13       $ .06     $  .12     $  .14     $  .44
Weighted average shares
 outstanding, diluted            7,169       7,169      7,169      7,169      7,169

Note: The above quarterly financial data have been restated to reflect the P&J merger as though the two companies had always been combined and may not total to the annual amounts because of rounding.

(1) Includes an $884,000 charge related to the replacement and write-off of faulty equipment on the Company's Mill 3.
(2) Pro forma income taxes have been presented to compensate for the S-Corporation tax status of P&J and were calculated using an effective rate of 38% (34% Federal and 4% state).

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

                            PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)     The following documents are filed as part of this report:

(1) Financial Statements of Webco Industries, Inc. which are included in Part II, Item 8:

     Report of Independent Accountants
     Balance Sheets as of July 31, 1998 and 1997
     Statements of Operations for each of the three years in the period ended
          July 31, 1998
     Statements of Changes in Stockholders' Equity for each of the three years in the period ended July 31, 1998
     Statements of Cash Flows for each of the three years in the period ended
          July 31, 1998
     Notes to Consolidated Financial Statements
     Supplemental Quarterly Financial Data (Unaudited)

     (2)     Financial Statement Schedule:
                    Schedule II - Valuation and Qualifying Accounts

     (3)     Exhibits:

Exhibit
Number     Description

3 (i) Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form S-1, No. 33-72994).

3 (ii) By-Laws (incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form S-1, No. 33-72994).

10.1 Form of 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, No. 333-49219).

10.2 Loan and Security Agreement, dated as of July 15, 1997, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K dated July 31, 1997, File No. 0-23242).

10.3 Amendment No. 1 and Waiver Agreement to Loan and Security Agreement dated July 15, 1997, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K - Continued

Exhibit
Number      Description

10.4 Lease, dated October 22, 1996, between the Company and Baker Performance Chemicals Incorporated (incorporated by reference to
         Exhibit 10.3 to the Company's Form 10-K dated July 31, 1997, File No. 0-23242).

10.5 Employment Agreement dated December 31, 1996, between the Company and F. William Weber (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K dated July 31, 1997, File No. 0-23242).

10.6 Employment Agreement dated December 31, 1996, between the Company and Dana S. Weber (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K dated July 31, 1997, File No. 0-23242).

10.7 Employment Agreement dated June 30, 1998, between the Phillips & Johnston, Inc. Company and Christopher L. Kowalski.

10.8     Lease, dated March 16, 1998, between the Company and Tubular
         Properties, Ltd.

10.9 Agreement and Plan of Reorganization dated as of June 29, 1998 by and among Webco Industries, Inc., P&J Acquisition Corp., Phillips & Johnston, Inc., Christopher L Kowalski and Robert N. Pressly (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, File No. 0-23242).

10.10 Loan and Security Agreement, dated as of April 9, 1997, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and Phillips & Johnston, Inc.
23.1     Consent of PricewaterhouseCoopers, LLP

23.2     Consent of DUGAN & LOPATKA

27.1     Financial Data Schedule

Reports on Form 8-K:

         On July 14, 1998 the Company filed a report 8-K, Item 2 announcing the acquisition of Phillips & Johnston, Inc.

         On September 11, 1998 the Company filed a report 8-K/A amending the Form 8-K filed on July 14, 1998 to include the audited financial statements of its newly acquired subsidiary, Phillips & Johnston, Inc. and the related pro forma financial information.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WEBCO INDUSTRIES, INC.

October 28, 1998                             By: /s/ F. William Weber
                                                F. William Weber
                                                Chairman, Chief Executive
                                                Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 28, 1998                             By: /s/ F. William Weber
                                                F. William Weber
                                                Chairman, Chief Executive
                                                Officer and Director

October 28, 1998                             By: /s/ Dana S. Weber
                                                Dana S. Weber
                                                President, Chief Operating
                                                Officer and Director

October 28, 1998                             By: /s/ Michael P. Howard
                                                Michael P. Howard
                                                Chief Financial Officer

October 28, 1998                             By: /s/ Christopher L. Kowalski
                                                Christopher L. Kowalski
                                                President-Phillips & Johnston,
                                                Inc.

October 28, 1998                             By: /s/ Frederick C. Ermel
                                                Frederick C. Ermel
                                                Director

October 28, 1998                             By: /s/ Neven C. Hulsey
                                                Neven C. Hulsey
                                                Director

October 28, 1998                             By: /s/ Kenneth E. Case
                                                Kenneth E. Case
                                                Director

                              WEBCO INDUSTRIES, INC.

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        For the Three Years Ended July 31, 1998

                                  (Dollars in Thousands)

                                        Additions
                  Balance at    Charged to    Charged to           Balance at
                 Beginning of   Costs and       Other                End of
Description        Period       Expenses      Accounts   Deductions  Period

Allowance for bad debts:
1996              126            (30)             -         14 (1)    110
1997              110             (2)             -        (59)(1)     49
1998               49            139              -         (9)(1)    179

 (1)  Amounts represent write-offs, net of recoveries.

                                                                Exhibit 10.3
                                  AMENDMENT NO. 1
                             AND WAIVER AGREEMENT
                        TO LOAN AND SECURITY AGREEMENT


THIS AMENDMENT NO. 1 AND WAIVER AGREEMENT TO LOAN AND SECURITY AGREEMENT (this "Amendment") is entered into as of October 1, 1998 by and among Webco Industries, Inc. (the Borrower"), the financial institutions named on the signature page hereto (the "Lenders") and American National Bank and Trust Company of Chicago, as agent for the Lenders (the "Agent").

                                   WITNESSETH:

WHEREAS, the Borrower, the Lenders and the Agent have entered into that certain Loan and Security Agreement dated as of July 15, 1997 (as amended, the "Loan Agreement");

WHEREAS, the Borrower, Phillips & Johnston, Inc., an Illinois corporation ("P&J") and P&J Acquisition Corp. ("Acquisition Sub") entered into that certain Agreement and Plan of Reorganization dated as of June 26, 1998, whereby the Borrower contributed shares of its capital stock to Acquisition Sub, and Acquisition Sub merged with and into P&J, with P&J being the surviving corporation and a wholly-owned subsidiary of the Borrower (collectively, the "Acquisition");

WHEREAS, the Borrower, the Agent and the Lenders entered into that certain letter agreement date June 29, 1998 whereby the Agent and the Lenders consented to the Acquisition but only if the Borrower entered into amendments with respect to the Loan Agreement and the Financing Agreements, and caused P&J to enter into certain other Financing Agreements; and

WHEREAS, the Lenders and the Agent are willing so to amend the Loan Agreement, and waive certain provisions therein, but only on the terms and subject to the conditions set forth below;

NOW, THEREFORE, in consideration of the premises set forth above, the terms and conditions contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


1. Definitions. Terms defined in the Loan Agreement which are used herein shall have the same meanings as are set forth in the Loan Agreement for such terms unless otherwise defined herein.

2.     Amendments.  Subject to Section 3 below:

(a)(i) Subsection (a) is hereby amended by adding the following definitions in their proper alphabetical place:

"Guaranty Agreement" shall mean any guarantee or similar arrangement of any Liabilities, including the P&J Guaranty.

"P&J" shall mean Phillips & Johnson, Inc., an Illinois corporation.

"P&J Guaranty" shall mean that certain Guaranty Agreement dated as of October 1, 1998 by P&J in favor of the Agent and the Lenders.

(ii) Subsection 1.1 of the Loan Agreement is hereby further amended by amending and restating the following definition:

"EBIDA" shall mean, as to any period, an amount equal to the sum of the following for Borrower for such period: (i) earnings after income tax expense (determined based on the valuation of inventory on an average cost basis); plus (ii) interest expense subtracted in determining earnings; plus (iii) depreciation, amortization, and other non-cash charges deducted in determining earnings; and minus (iv) to the extent included in the earnings of Borrower for such period, equity in undistributed earnings of Subsidiaries.

(b) Subsection 7.1 of the Loan Agreement is hereby amended and restated as follows:

7.1 Financial Statements. Borrower and its Subsidiaries shall keep proper books of record and account in which full and true entries will be made of all dealings or transactions of or in relation to the business and affairs of Borrower and its Subsidiaries, in accordance with GAAP, and Borrower shall cause to be furnished to each Lender:

(A) Monthly. As soon as practicable, and in any event within thirty (30) days (such period shall be forty-five (45) days in the case of the first two fiscal months following the end of the Fiscal Year) after the end of each fiscal month (including each fiscal month occurring during the 90-day delivery period applicable to the delivery of annual financial statements of Borrower and its Subsidiaries furnished to Lenders pursuant to Subsection 7.1(B) hereof):


(i) statements of income and cash flow of each of Borrower and each of its Subsidiaries, and consolidated statements of income and cash flow of Borrower and its Subsidiaries for such fiscal month and for the period from the beginning of the then current Fiscal Year to the end of such fiscal month and balance sheets of Borrower and each of its Subsidiaries, and consolidated balance sheets of Borrower and its Subsidiaries as of the end of such fiscal month, setting forth in each case, in comparative form, figures (1) in the case of statements, for the corresponding periods in the preceding Fiscal Year and (2) in the case of balance sheets, as of a date one year earlier, all in reasonable detail and certified as accurate by an Authorized Officer pursuant to a certificate in the form of Exhibit L attached hereto, subject to changes resulting from normal year-end adjustments;

(ii) statements of Borrower and each of its Subsidiaries, and consolidated statements of Borrower and each of its Subsidiaries, each in which the actual cash flow and income for such fiscal month and for the period from the start of the then current Fiscal Year to the end of such fiscal month, and the actual balance sheets at the end of such fiscal month (in each case as required to be delivered pursuant to Subsection 7.1(A)(i) hereof) are compared with the corresponding projected statements of income and cash flow and balance sheets for such periods and time furnished to Lenders pursuant to Subsection 7.1(C) below, in each case in the same format as the audited statements of income and cash flow and the audited balance sheet;

(iii) (a) as requested by Agent or any Lender, copies of operating statements of Borrower and each of its Subsidiaries, and consolidated operating statements of Borrower and its Subsidiaries, each for such fiscal month prepared by Borrower and its Subsidiaries for internal use, including, without limitation, statements of cash flow, purchases and sales of inventory and other similar data, and (b) a comparison of actual cash flow and Capital Expenditures with amounts budgeted for such fiscal month;

(iv) calculations setting forth the compliance with the financial covenants set forth in Subsection 8.15 hereof for the most recently completed fiscal quarter; and

(v) in the event that any of the foregoing statements indicate that Borrower or any Subsidiary has varied in any material respect from any financial projections provided by Borrower to Lenders, a statement of explanation of such deviation from an Authorized Officer;

(B) Annual. As soon as practicable and in any event within ninety (90) days after the end of each Fiscal Year of Borrower and its Subsidiaries: (i) statements of income, stockholders equity and cash flow of Borrower and each of its Subsidiaries, (ii) consolidated statements of income, stockholders equity and cash flow of Borrower and its Subsidiaries for such Fiscal Year,
(iii) balance sheets of Borrower and each of its Subsidiaries, and (iv) consolidated balance sheets of Borrower and its Subsidiaries as of the end of such Fiscal Year, setting forth in each case, in comparative form, corresponding figures for the period covered by the preceding annual audit (in the case of statements) and as of the end of the preceding Fiscal Year (in the case of balance sheets), all in reasonable detail and satisfactory in scope to Lender and audited by independent certified public accountants selected by Borrower and reasonably satisfactory to Agent, whose opinion shall be in scope and substance satisfactory to Agent;

(C) Budget. As soon as practicable, and in any event, before the start of each Fiscal Year of Borrower and its Subsidiaries, annual budgets of Borrower and each of its Subsidiaries for the next Fiscal Year, a consolidated annual budget of Borrower and its Subsidiaries for the next Fiscal Year, and within the next 90 days, a budget for the succeeding two Fiscal Years, in reasonable detail (on a fiscal month basis for the immediately succeeding Fiscal Year), including statements of anticipated income and cash flow and balance sheets of each of Borrower and each of its Subsidiaries, and consolidated statements of anticipated income and cash flow and balance sheets of Borrower and its Subsidiaries for the succeeding three (3) Fiscal Years (on a fiscal month basis for the immediately succeeding Fiscal Year) in reasonable detail, and a detailed statement of the methods and assumptions used in the preparation of such budget;

(D) Letters from Accountants and Consultants. As soon as practicable and in any event within ten (10) days of delivery to Borrower, a copy of (i) each "Management Letter" prepared by Borrower's independent certified public accountants in connection with the financial statements referred to in Subsection 7.1(B) hereof and (ii) to the extent that such letters may from time to time be issued by Borrower's independent certified public accountants or other management consultants (collectively, "Accounting Systems Letters"), any letter issued by Borrower's independent certified public accountants or other management consultants with respect to recommendations relating to Borrower's or any of its Subsidiaries' financial or accounting systems or controls;

(E) Default Notices. As soon as practicable (but in any event not more than five (5) days after any officer of Borrower or any Subsidiary obtains knowledge of the occurrence of an event or the existence of a circumstance giving rise to an Event of Default or a Default), notice of any and all Events of Default or Defaults hereunder;

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

Borrower further agrees that upon Borrower's receipt of any Accounting Systems Letters wherein such accountants or consultants have made recommendations for improvements to Borrower's or any of its Subsidiaries' financial or accounting systems or controls, Borrower promptly shall, or shall cause such Subsidiary to, commence actions to correct or cause to be corrected any material defects in or make improvements to such financial or accounting systems or controls unless Agent otherwise consents or Borrower reasonably disagrees with the need for such actions.

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

Each Lender shall exercise reasonable efforts to keep such information, and all information acquired as a result of any inspection conducted in accordance with Subsection 7.2 hereof, confidential, provided that each Lender may communicate such information (a) to any other Person in accordance with the customary practices of commercial banks relating to routine trade inquiries,
(b) to any regulatory authority having jurisdiction over Lenders, (c) to any other Person in connection with any Lenders sale of any participations in the Liabilities or assignment of any rights and obligations of any Lender under this Agreement and the other Financing Agreements, (d) to any other Person in connection with the exercise of Agents or any Lender's rights hereunder or under any of the other Financing Agreements, (e) to any Person in any litigation in which Agent or any Lender is a party, (f) to any other Lender, or (g) any other Person if Agent or any Lender believes in Good Faith that disclosure is necessary or appropriate to comply with any applicable law, rule or regulation or in response to a subpoena, order or other legal process or informal investigative demand, whether issued by a court, judicial or administrative or legislative body or committee or other governmental authority. Notwithstanding the foregoing, information shall not be deemed to be confidential to the extent such information (i) was already lawfully in the possession of any Lender or Agent prior to December 31, 1996, (ii) is available in the public domain, (iii) becomes available in the public domain other than as a result of unauthorized disclosure by Agent or a Lender or (iv) is acquired from a Person not known by a Lender or Agent to be in breach of an obligation of secrecy to Borrower. Borrower authorizes Agent and each Lender to discuss the financial condition of Borrower or any Subsidiary with Borrower's independent certified public accountants and agrees that such discussion or communication shall be without liability to Agent, such Lender or Borrower's independent certified public accountants.

(c) Subsection 7.9 of the Loan Agreement is hereby amended and restated as follows:

7.9 Notice of Suit or Adverse Change in Business. Borrower shall, and shall cause its Subsidiaries to, as soon as possible, and in any event within five (5) days after any officer of Borrower or any Subsidiary learns of the following, give written notice to each Lender of (i) any material proceeding(s) (including, without limitation, litigation, arbitration or governmental proceedings) being instituted or threatened to be instituted by or against Borrower or any Subsidiary in any federal, state, local or foreign court or before any commission or other regulatory body (federal, state, local or foreign), (ii) notice that Borrower's or any Subsidiary's operations are in material noncompliance with requirements of applicable federal, state or local environmental, health and safety statutes and regulations, (iii) notice that Borrower, any Subsidiary or any guarantor is subject to federal or state investigation evaluating whether any material remedial action is needed to respond to the release of any hazardous or toxic waste, substance or constituent, or other substance into the environment, (iv) notice that any material portion of the properties or assets of Borrower, any Subsidiary or any guarantor are subject to an Environmental Lien, (v) any material adverse change in the business, assets or condition, financial or otherwise, of Borrower, and (vi) any changes in the locations of any Collateral from the locations listed on Schedule 3.15.

(d) Subsection 7.11 of the Loan Agreement is hereby amended and restated as follows:

7.10 Environmental Laws.   If Borrower or any Subsidiary shall (a) receive
notice that any violation of any federal, state or local environmental law or regulation may have been committed or is about to be committed by Borrower or any Subsidiary, (b) receive notice that any administrative or judicial complaint or order has been filed or is about to be filed against Borrower or any Subsidiary alleging a violation of any federal, state or local environmental law or regulation or requiring Borrower or any Subsidiary to take any action in connection with the release of toxic or hazardous substances into the environment or (c) receive any notice from a federal, state, or local governmental agency or private party alleging that Borrower or any Subsidiary may be liable or responsible for any material amount of costs associated with a response to or cleanup of a release of a toxic or hazardous substance into the environment or any damages caused thereby, Borrower shall provide Agent with a copy of such notice within fifteen (15) days after Borrower's or such Subsidiary's receipt thereof. Within fifteen (15) days after Borrower or any Subsidiary has learned of the enactment or promulgation of any federal, state or local environmental law or regulation which may result in any material adverse change in the condition, financial or otherwise, of Borrower, Borrower shall provide Agent with notice thereof.

(e) Subsection 8.1 of the Loan Agreement is hereby amended and restated as follows:

8.1 Encumbrances. Except as set forth on Schedule 8.1 hereto, or contemplated herein, neither Borrower nor any Subsidiary will create, incur, assume or suffer to exist any security interest, mortgage, pledge, lien or other encumbrance of any nature whatsoever on any of its assets, including, without limitation, the Collateral, other than: (i) involuntary liens on real property (and not personal property of Borrower or any Subsidiary), either not yet due or the validity of which is being contested in good faith by appropriate proceedings, and as to which Borrower or such Subsidiary shall, if appropriate under GAAP, have set aside on its books and records adequate reserves; (ii) deposits under workmen's compensation, unemployment insurance, social security and other similar laws, or to secure the performance of bids, tenders or contracts (other than for the repayment of borrowed money) or to secure indemnity, performance or other similar bonds for the performance of bids, tenders or contracts (other than for the repayment of borrowed money) or to secure statutory obligations or surety or appeal bonds, or to secure indemnity, performance or other similar bonds in the ordinary course of business; (iii) the liens and security interests in favor of Agent; (iv) liens which arise by operation of law, other than Environmental Liens; (v) zoning restrictions, easements, licenses, covenants and other restrictions affecting the use of real property; (vi) liens securing purchase money security interests permitted under Subsection 8.2(iii) hereof; (vii) consignments of goods to Borrower provided such consignment arrangement is permitted by Subsection 3.17; (viii) consignment of goods to any Subsidiary; (ix) liens on assets of P&J securing indebtedness of P&J to American National Bank and Trust Company of Chicago and its successors, not to exceed $2,000,000 in aggregate amount at any time outstanding; and (x) other liens and encumbrances on property which are not in the aggregate in excess of $150,000 or, which do not, in Agent's sole determination, (a) materially impair the use of such property, or (b) materially lessen the value of such property for the purposes for which the same is held by Borrower or such Subsidiary. Borrower shall promptly give Lender notice of any liens of a type referred to in clause (i) above (other than liens for taxes not yet due).

(f) Subsection 8.2 of the Loan Agreement is hereby amended and restated as follows:

8.2 Indebtedness. Except as set forth on Schedule 8.2 attached hereto, Borrower shall not, and Borrower shall not permit any of its Subsidiaries to, incur, create, assume, become or be liable in any manner with respect to, or permit to exist, any Indebtedness, except (i) the Liabilities, (ii) unsecured indebtedness not to exceed $250,000 in the aggregate for Borrower and its Subsidiaries at any time outstanding incurred on terms reasonably acceptable to Agent, (iii) obligations of P&J in favor of Agent and the Lenders under the P&J Guaranty, (iv) indebtedness not to exceed $500,000 in the aggregate for Borrower and its Subsidiaries outstanding at any time incurred in connection with the purchase of any hereafter acquired Equipment constituting office or data processing equipment not attached to production equipment so long as such indebtedness is used to finance not more than 100% of the purchase price of such property and provided that, after giving effect to the incurrence of such indebtedness, no Default or Event of Default has occurred and is continuing, (v) indebtedness owed by Borrower to P&J permitted under Subsection 8.4, (vi) indebtedness by P&J to Borrower permitted under Subsection 8.4, and (vii) obligations under guaranty agreements not to exceed $4,000,000 made by Borrower in favor of ANB and certain other parties guarantying obligations of P&J under the financing arrangements described on
Schedule 8.2.

(g) Subsection 8.3 of the Loan Agreement is hereby amended and restated as follows:

8.3 Consolidations, Mergers or Acquisitions. Neither Borrower nor any Subsidiary shall recapitalize or consolidate or merge with, or otherwise acquire all or substantially all of the assets or properties of, any other Person; provided, however, (i) P&J may merge with and into Borrower upon ten
(10) days prior written notice to Lenders, provided that the Borrower is the surviving corporation and no Default or Event of Default exists or will occur as a result thereof, or (ii) Borrower may acquire the assets of any Person that constitute a business in the same general line of business as that presently conducted by Borrower (each such acquisition by Borrower of such assets that is permitted by this Agreement is referred to herein as a "Permitted Acquisition"), provided:

(A) The aggregate Acquisition Purchase Price (as defined herein) of all Permitted Acquisitions in any Fiscal Year shall not exceed $3,000,000 (for purposes of this Subsection 8.3, "Acquisition Purchase Price" shall mean the total purchase price of any single acquisition of assets permitted by this Subsection 8.3, calculated as the sum of (i) the amount of cash (or capital stock of Borrower) paid or payable by Borrower in connection with the Permitted Acquisition, including, without limitation, amounts paid or payable as the deferred purchase price or under noncompete agreements, plus (ii) the aggregate amount of all liabilities and obligations assumed by Borrower in connection with such acquisition of assets);

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

(h) Subsection 8.4 of the Loan Agreement is hereby amended and restated as follows:

8.4 Investments or Loans. Borrower shall not, and Borrower shall not permit any of its Subsidiaries to, make or permit to exist investments or loans in or to any other Person, except (i) investments in short-term direct obligations of the United States Government, (ii) investments in negotiable certificates of deposit issued by any Lender or an affiliate of a Lender or by any other bank satisfactory to Agent, in its reasonable discretion, and payable to the order of Borrower or to bearer and delivered to Agent, (iii) investments in commercial paper rated A1 or P1, (iv) advances and reimbursements for travel, entertainment and other reasonable and customary out-of-pocket expenses to Borrower's or its Subsidiaries officers, directors or employees incurred in the ordinary course of Borrower's or its Subsidiaries business, (v) investments of Borrower in P&J as of the date hereof, (vi) obligations due from P&J to Borrower representing amounts due to Borrower for goods sold or services rendered in the ordinary course of business of Borrower on terms not materially less favorable to Borrower than Borrower would obtain in an arms-length transaction, provided that (a) any such obligation is paid in full within thirty (30) days of the transaction giving rise thereto, and (b) all such intercompany obligations due from P&J to Borrower do not at any time exceed $2,000,000 in the aggregate, (vii) advances and loans from P&J to Borrower, and (viii) the existing loan by Borrower to F. William Weber described on Schedule 8.11 hereto.

(i) Subsection 8.5 of the Loan Agreement is hereby amended and restated as follows:

8.5 Guarantees. Except as contemplated herein, Borrower shall not, and Borrower shall not permit any of its Subsidiaries to, guarantee, endorse or otherwise in any way become or be responsible for obligations of any other Person, whether by agreement to purchase the indebtedness of any other Person or through the purchase of goods, supplies or services, or maintenance of working capital or other balance sheet covenants or conditions, or by way of stock purchase, capital contribution, advance or loan for the purpose of paying or discharging any indebtedness or obligation of such other Person or otherwise, except (i) endorsements of negotiable instruments for collection in the ordinary course of business, and (ii) as listed on Schedule 8.5 hereto.

(j) Subsection 8.8 of the Loan Agreement is hereby amended and restated as follows:

8.8 Dividends and Stock Redemptions.   Borrower shall not, and Borrower
shall not permit any of its Subsidiaries to, without the prior written consent of the Required Lenders, directly or indirectly, (i) redeem, purchase or otherwise retire any of its shares of capital stock, or enter into any agreement to redeem, purchase or otherwise retire any of its shares of capital stock, (ii) declare or pay any dividends in any Fiscal Year on any class or classes of capital stock, (iii) return capital of Borrower or any Subsidiary to its stockholders, or (iv) make any other distribution on or in respect of any shares of any class of capital stock of Borrower or any Subsidiary, including without limitation any distribution or payment on or in respect of any stock appreciation rights, or enter into any agreement to make any such distribution or payment (clauses (i) through (iv) are hereinafter collectively referred to as "Dividends and Distributions"); provided, however, that if no Default or Event of Default has occurred and is continuing or would occur as a result thereof, then (i) Borrower may make cash payments for the redemption or repurchase of capital stock of Borrower, provided that all such cash payments do not exceed $500,000 in the aggregate in any Fiscal Year and Borrower may otherwise redeem or repurchase capital stock of Borrower with other capital stock of the Borrower, and (ii) any Subsidiary may declare and pay (A) cash dividends and distributions to Borrower, and (B) stock dividends if any pledge agreement from Borrower to Agent is amended to reflect the addition of such shares and such shares are delivered to the Agent, along with stock powers executed in blank.

(k) Subsection 8.11 of the Loan Agreement is hereby amended and restated as follows:

8.11 Transactions with Subsidiaries and Affiliates. Except as expressly contemplated by Subsections 8.1, 8.2, 8.3, 8.4, 8.5 and 8.8, Borrower will not, and will not permit any of its Subsidiaries to, enter into any transaction with any Affiliate, including, without limitation: (a) the making of any loans to, or the payment of any bonuses, fees or other money to, any Affiliate, and (b) the purchase, sale or exchange of property or the rendering of any service to any Subsidiary or Affiliate, except for (i) salaries and bonuses paid to officers of Borrower or any Subsidiary, and (ii) the transactions listed on Schedule 8.11, to the extent the same are in the ordinary course of and pursuant to the reasonable requirements of Borrower's and such Subsidiary's business and upon fair and reasonable terms no less favorable to Borrower or such Subsidiary than Borrower or such Subsidiary would obtain in a comparable arm's-length transaction with an unaffiliated person or corporation. The term "Affiliate" as used in this Subsection 8.11 only shall have the meaning in Subsection 1.1 and shall also include (i) any officer, director, employee or stockholder of any Affiliate of Borrower, and
(ii) any Person related to any such Person described in clause (i) of this Subsection within the third degree of consanguinity.

(l) Subsection 8.13 of the Loan Agreement is hereby amended and restated as follows:

8.12 Fiscal Year. Borrower shall not, and shall not permit any Subsidiary to, change its Fiscal Year, provided that P&J may change its Fiscal Year to July 31.

(m) Subsection 8.14 of the Loan Agreement is hereby amended and restated as follows:

8.13 Subsidiaries. Borrower shall not form or acquire any Subsidiaries other than P&J.

(n) Subsection 8.15 of the Loan Agreement is hereby amended and restated as follows:

8.15     Financial Covenants.  Borrower shall not:

(A) Debt Coverage Ratio. Permit its Debt Coverage Ratio for any twelve month period ending with the last day of a fiscal quarter ending on or after July 31, 1997 to be less than 2.5 to 1.0. As used herein the term "Debt Coverage Ratio" shall mean for any period, without duplication, Borrower's ratio of (A) EBIDA to (B) an amount equal to the sum of the following for such period: (i) the sum of interest expense; plus (ii) the sum of all principal payments on Indebtedness of Borrower, other than required principal payments on the Revolving Loan; plus (iii) the aggregate amount of all Dividends and Distributions (except to the extent the same are (A) payable solely in capital stock of Borrower or any of its Subsidiaries, or (B) are payable from any Subsidiary to Borrower).

(B) Leverage Ratio. Permit its Leverage Ratio to at any time exceed .875 to 1.0. As used herein the term "Leverage Ratio" shall mean, at any time, Borrowers ratio of (i) Indebtedness to (ii) net worth minus Borrower's investment in, and loans or advances from, Borrower to any Subsidiary at such time.

(o) Subsections 9.1(H), (I), (J), (K) and (O) are hereby amended and restated as follows:

(G) a proceeding under any bankruptcy, reorganization, arrangement of debt, insolvency, readjustment of debt or receivership law or statute is filed
(i) against Borrower or any of its Subsidiaries and an adjudication or appointment is made or order for relief is entered, or such proceeding remains undismissed for a period in excess of sixty (60) days, or (ii) by Borrower or any of its Subsidiaries or Borrower or any of its Subsidiaries makes an assignment for the benefit of creditors or Borrower or any of its Subsidiaries takes any corporate action to authorize any of the foregoing;

(H) Borrower or any of its Subsidiaries voluntarily or involuntarily dissolves or is dissolved, terminates or is terminated;

(I) Borrower or any of its Subsidiaries becomes insolvent or fails generally to pay its debts as they become due;

(J) Borrower or any of its Subsidiaries is enjoined, restrained, or in any way prevented by the order of any court or any administrative or regulatory agency from conducting all or any part of its business affairs;


(O) (i) F. William Weber and Dana S. Weber shall fail to possess the power to direct or cause the direction of the management and policies of Borrower,
(ii) F. William Weber, Martha A. Weber, Dana S. Weber, Kimberly A.W. Frank, Ashley Roye Weber or any of their lineal descendants shall cease to own beneficially (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) 35% of the combined voting power of all classes of capital stock of Borrower having the power to elect directors of Borrower, (iii) any Change of Control (as defined in the Officer Employment Contracts, dated as of December 31, 1996, between Borrower and each of F. William Weber and Dana S. Weber, as such agreements are in effect on January 1, 1997) shall occur, or
(iii) Borrower shall cease to own 100% of the issued and outstanding capital stock of P&J;

(p) Schedules 8.1, 8.2, 8.5 and 8.11 are amended and restated by replacing such Schedules with Schedules 8.1, 8.2, 8.5 and 8.11 attached hereto, and attached Schedule 8.5 is added.

3. Waivers and Agreements. Effective as of the Effective Date, Lenders hereby waive the Events of Default (i) arising under Subsection 7.1(C) of the Loan Agreement solely as a result of the failure of Borrower to deliver its annual budget for the 1999 Fiscal Year to each Lender, provided that Borrower delivers its annual budget to each Lender on or before September 9, 1998, and
(ii) solely as a result of the failure of Borrower to enter into this Amendment and the additional Financing Agreements contemplated hereby by July 31, 1998 as required by that certain letter agreement dated June 29, 1998 among Borrower and the Lenders

4. Conditions of Effectiveness. Section 2 of this Amendment shall become effective on the date (the "Effective Date") that the Agent has received all of the following documents, each such document to be in form and substance satisfactory to the Agent:

(a) seven (7) copies of this Amendment executed by each of the parties hereto;

(b) seven (7) copies of a Pledge Agreement substantially in the form of Exhibit A hereto executed by an authorized officer of the Borrower (the "Pledge Agreement") and all stock certificates evidencing the shares of stock described in the Pledge Agreement together with a stock power executed in blank for such shares;

(c) seven (7) copies of a Guaranty Agreement substantially in the form of Exhibit B hereto executed by an authorized officer of P&J (the "Guaranty Agreement");

(d) seven (7) copies of certificates of an assistant secretary or secretary of each of Borrower and P&J as to the resolutions of their respective boards of directors, and if necessary, shareholders authorizing the execution, delivery and performance of this Amendment, the Pledge Agreement, the Guaranty Agreement, and the other documents contemplated hereby, with their respective certificates or articles of incorporation (copies attached), certified by the secretary of state of the state of such Person's incorporation, bylaws (copies attached), and the incumbency and specimen of the officers of such Person authorized under the resolutions referred to above;


(e) seven (7) copies of opinions of counsel to Borrower and P&J as to such matters as Agent and its counsel may request and in form and substance satisfactory to Agent and its counsel; and

(f) such other documents, certificates, agreements, and items as the Agent may reasonably request in connection with this Amendment.

5.     Representations, Warranties and Agreements of the Borrower.

(a) The Borrower represents and warrants that this Amendment, the Loan Agreement as amended hereby, and the Pledge Agreement, constitute legal, valid and binding obligations of the Borrower and are enforceable against the Borrower in accordance with their terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization or other similar laws affecting the enforcement of creditors' rights generally or by general equitable principles. The Borrower further represents and warrants that the Guaranty Agreement constitutes the legal, valid and binding obligation of P&J enforceable against P&J in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization or other similar laws affecting the enforcement of creditors' rights generally or by general equitable principles.

(b) The Borrower hereby reaffirms all covenants, representations and warranties made in the Loan Agreement as amended hereby. The Borrower hereby agrees that all covenants, representations and warranties made in the Loan Agreement shall be deemed to have been remade as of the date hereof and (if different) the Effective Date.

(c) The Borrower represents and warrants that as of the date hereof, and (if different) as of the Effective Date, there exists no Default or Event of Default after giving effect to this Amendment, the Pledge Agreement, the Guaranty Agreement and consummation of the transactions contemplated hereby and thereby.

6.     Reference to the Effect on the Loan Agreement.

(a) On and after the Effective Date , (i) each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein," or words of like import shall mean and be a reference to the Loan Agreement as amended hereby, and (ii) each reference to the Loan Agreement in all other Financing Agreements shall mean and be a reference to the Loan Agreement, as amended hereby.


(b) Except as specifically amended above, the Loan Agreement, and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.

(c) Except as expressly set forth in Section 3 above, the execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any Default or Event of Default (including without limitation any Defaults or Events of Default existing on the date hereof), nor operate as a waiver of any right, power or remedy of the Agent or the Lenders (including without limitation any rights, powers or remedies of the Agent or the Lenders with respect to the Defaults or Events of Default existing on the date hereof), nor constitute a waiver of, or consent to and departure from, any provision of the Loan Agreement, or any of the other Financing Agreements.

7. Governing Law. This Amendment shall be governed by and construed in accordance with the internal laws (as opposed to conflicts of law provisions) of the State of Illinois.

8. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

9. Counterparts. This Amendment may be executed by one or more of the parties to this Amendment on any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument. Delivery by any party of telecopied copies of executed counterparts hereof shall constitute execution and delivery hereof by such party.

IN WITNESS WHEREOF, this Amendment has been duly executed as of the day and year first above written.

                                      WEBCO INDUSTRIES, INC.


                                                By: /s/Michael P. Howard

                                                Title: Chief Financial Officer


                                                AMERICAN NATIONAL BANK AND TRUST
                                                COMPANY OF CHICAGO, individually
                                                and as Agent


                                                By: /s/Donna Evans

                                                Title: Vice President


                                                NATIONSBANK OF TEXAS, N.A.


                                                By: /s/Gaye Stathis

                                                Title: Vice President


                                                BANK OF OKLAHOMA, NATIONAL
                                                 ASSOCIATION


                                                By: /s/David Johnson

                                                Title: Vice President

                                                                  Exhibit 10.7

THIS AGREEMENT, entered into as of the 30th day of June, 1998, by and between CHRISTOPHER L. KOWALSKI, an individual (the Executive) and PHILLIPS & JOHNSTON, INC., an Illinois corporation (the Company),

                             W I T N E S S E T H:

WHEREAS, the Company desires to employ the Executive and to assure itself of the continued services of the Executive for the term of employment provided for in this Agreement, and

WHEREAS, the Executive desires to be employed by the Company for such period, upon the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the foregoing and the mutual promises and agreements hereinafter set forth, the Company and the Executive, intending to be legally bound, do hereby agree as follows:

                                  ARTICLE I

                                 EMPLOYMENT

1.01 Office. The Company hereby employs, engages and hires the Executive, and the Executive agrees to serve the Company, as a senior executive employee of the Company for the term of employment specified in
Section 1.04 herein.

1.02 Responsibilities. The Executive shall serve as the President of the Company, performing such duties as shall reasonably be required of a President of the Company serving at the direction and under the supervision of the Board of Directors of the Company (the Board).

1.03 Full-Time Commitment. The Executive will serve the Company faithfully and to the best of his ability and will devote substantially all of his time, energy, experience, and talents during regular business hours and as otherwise reasonably necessary to such employment.

1.04 Term. The term of this Agreement shall commence as of the date first written above and shall terminate on the earlier of (a) July 31, 2005, or (b) the termination of the Executives employment pursuant to this Agreement (the period commencing on the date of this Agreement and ending on such earlier date is hereinafter called the Term).


During the Term of this Agreement, the Executive shall be entitled to receive the compensation and the other amounts and benefits provided in Article II hereof and upon any termination of this Agreement pursuant to Article III hereof, the Executive shall be entitled to receive such compensation, other amounts and benefits in such amounts and for such periods as are specified in the applicable Section of Article III pursuant to which such termination occurred.

                               ARTICLE II

                       COMPENSATION OF EXECUTIVE

2.01 Base Salary. The Executive will receive a base salary of $200,000 per annum, as the same may from time to time be adjusted as provided in this
Section 2.01 (the Base Salary). The Base Salary shall be paid in bi-monthly installments in arrears and shall be subject to withholding and other applicable taxes. The Base Salary shall be reviewed annually by the Board at the end of each fiscal year occurring during the Term, beginning with the period ending July 31, 1999, and may be increased (but not decreased) at that time if the Board determines, in its sole discretion, that the Base Salary warrants any increase.

2.02 Bonuses. The Executive shall be eligible to receive an annual bonus (the Annual Bonus) in such amount and payable at such time as shall be determined by the Board in its sole discretion.

2.03 Vacation. The Executive shall be entitled to take five weeks of paid vacation annually, to be taken at such time or times as shall be mutually convenient and consistent with his duties and obligations to the Company. Unused vacation may not be accumulated.

2.04 Expenses. The Company shall promptly pay or reimburse the Executive in accordance with the Companys practices consistently applied for all reasonable expenses incurred by him in connection with the performance of his duties and responsibilities hereunder. All requests for reimbursed expenses referred to in this Section 2.04 shall be accompanied by such underlying documents or other evidence as is reasonably required to support the deduction of such expenses in accordance with the rules established by the Company for the Companys executive officers.

2.05 Other Benefits.   The Executive shall be included to the extent
thereunder permitted by virtue of his age, position, tenure, salary and other qualifications in all employee benefit plans now existing or hereafter established by the Company and made generally available to its executive officers.

                               ARTICLE III

                               TERMINATION


3.01 Cause. (a) The Executive may be terminated from his employment by the Company by action of the Board at any time for Cause (as hereinafter defined) without prior notice except as provided below, and the Company shall, upon such termination, have no obligation to pay or provide the compensation and other amounts and benefits specified in Article II hereof except that the Company shall be obligated to pay the Base Salary specified in Section 2.01 hereof through the date of such termination.

(b) For purposes of this Agreement, Cause shall mean a termination of the Executives employment by the Company due to (a) the commission by the Executive of an act of fraud or embezzlement, (b) the unauthorized and willful violation of Section 5.03 of this Agreement which results in, or which reasonably could be expected to result in, a material injury to the Company,
(c) a felony conviction or guilty plea of the Executive, (d) the willful misconduct of the Executive as an employee of the Company or (e) the willful failure of the Executive to render services to the Company in accordance with his employment which failure amounts to a material neglect of his duties to the Company.

(d) Each of the matters referred to in the definition of Cause shall be as determined in good faith by the Board. The date of termination for Cause shall be the date of receipt by the Executive of a written notice of termination given by the Company with reference to this Section 3.01.

3.02 Disability; Death. (a) If the Executive shall die or become disabled this Agreement shall terminate and the Company shall, upon such termination, have no obligation to pay or provide the compensation and other amounts and benefits specified in Article II hereof; provided, that, the Company shall be obligated to (i) pay the Base Salary specified in Section
2.01 hereof prorated through the date of such death or disability, and (ii) in the event the Executive has any accrued and unused vacation (prorated to the date of such death or disability at the rate of one week of vacation for each two and one-half months of the applicable annual period that has elapsed), pay an amount equal to the Base Salary applicable thereto.

(b) In the case of the Executives death, such termination shall be deemed to have occurred on the date of such death, and in the case of the Executives disability, such termination shall be deemed to have occurred on earlier of
(i) the date the disability payments to the Executive commence under the Companys long-term disability plan as then in effect or (ii) if no such plan is in effect, as provided under the Social Security Act of 1935, as amended. For purposes of this Agreement, the term disability shall mean the permanent disability of the Executive in accordance with the then-applicable provisions of the long-term disability policy of the Company as in effect from time to time or, if no such policy is in effect, in accordance with the definition of disability under the Social Security Act of 1935, as amended.

3.03 Termination Without Cause. (a) The Company shall have the right to terminate the employment of the Executive at any time and for any reason or for no reason without Cause. In such case, the Executives right to receive the compensation and the other amounts and benefits provided for in Article II hereof shall cease as of the date of such termination and in lieu thereof, the Executive shall be entitled to receive the following amounts as severance:


(i) if such termination occurs on or prior to July 31, 2003, the Company shall, subject to Section 3.03(c) below, be obligated to pay the Executive an amount per annum equal to the Executives Base Salary as then in effect for a period of two years following the date of such termination, and

(ii) if such termination occurs after July 31, 2003, the Company shall, subject to Section 3.03(c) below, be obligated to pay the Executive an amount per annum equal to the Executives Base Salary as then in effect for a period equal to what would have been the remaining Term of this Agreement had such termination not occurred.

(b) The date of such termination shall be the date specified in a written notice given to the Executive by the Board, which date shall be the earlier of the date so specified or, if no date is specified, ten (10) business days following the date such notice is received by the Executive.

(c) The amounts referred to in clauses (i) and (ii) of Section 3.03(a) above shall be paid to the Executive only if and for so long as the Executive does not compete with the Company as provided in Article IV hereof and does not disclose confidential or proprietary information as provided in Article V hereof. If the Executive accepts other gainful employment during the period referred to in clauses (i) and (ii), any amounts otherwise payable to the Executive pursuant to said clauses shall be reduced by the amount of any compensation due the Executive in connection with such other employment.

3.04 Voluntary Termination. (a) The Executive may voluntarily terminate his employment hereunder at any time, for any reason or for no reason.
In such case, the Executives right to receive the compensation and the other amounts and benefits provided for in Article II hereof shall cease as of the date of such termination; provided, that, the Company shall be obligated to pay the Base Salary specified in Section 2.01 hereof prorated through the date of such termination.

(b) The date of such termination shall be the earlier of the date specified (which specified date shall be at least three days from the date such notice was given) in a written notice of resignation from the Executive to the Company or, if no date is so specified, ten (10) business days after the Company receives actual or written notice of resignation from the Executive.


3.05 Termination for Good Reason. (a) The Executive shall have the right to terminate his employment with the Company for Good Reason upon written notice delivered to the Company as hereinafter provided after the event or cause constituting Good Reason. For purposes of this Agreement, Good Reason shall mean (i) the imposition upon the Executive of the requirements to perform duties materially less in stature than those required by a President of the Company, or (ii) the failure by the Company to pay any compensation or other amount or to provide the benefits due the Executive under Article II of this Agreement. Unless the Executive provides written notification of an event described in clauses (i) or (ii) above within 30 days after the Executive knows or has reason to know of the occurrence of any such event, the Executive shall be deemed to have consented thereto and such event shall no longer constitute Good Reason for purposes of this Agreement. If the Executive provides such written notice to the Company, the Company shall have 20 business days from the date of receipt of such notice to effect a cure of the event described therein and, upon cure thereof by the Company to the reasonable satisfaction of the Executive, such event shall no longer constitute Good Reason for purposes of this Agreement. The Executive acknowledges that a change in ownership or control of the Company that does not result in one of the circumstances or events specified in clauses (i) or
(ii) above shall not constitute Good Reason.

(b) The date of termination hereunder for Good Reason shall be the date of expiration of the applicable 20-day period afforded the Company to effect a cure and during which period no cure was effected.

(c) The Executives termination for Good Reason hereunder shall be treated for purposes of this Agreement as if the Executive were terminated without Cause pursuant to Section 3.03 hereof and the Company shall be obligated to pay to the Executive the compensation and other amounts referred to in Section 3.03.

                               ARTICLE IV

                         COVENANT NOT TO COMPETE

4.01 Non-Competition.   So long as the Executive is employed by the
Company and for a period thereafter expiring on the earlier of (i) the second anniversary of the termination of the Executives employment, or (ii) July 31, 2005 (the Restrictive Period), the Executive shall not, directly or indirectly, by or for himself or as the agent of another or through another as his agent:

(a) Own, manage, operate, control or engage or participate in the ownership, management, operation or control of, or be connected as a stockholder, agent, partner, employee or joint venturer with, any business or organization, wherever located, which engages in a business which is competitive with the business of the Company as conducted by the Company on the date of such termination.

(b) Call upon any person who is, on the date of such termination, an employee of the Company or any subsidiary thereof for the purpose or with the intent of enticing such employee away from or out of the employ of the Company or any subsidiary thereof.

(c) Call upon any person or entity which is, on the date of such termination, or which has been, within one (1) year prior to such date, a customer of the Company or any subsidiary thereof, for the purpose of soliciting or selling products or services in direct competition with the Company; and


(d) disclose customers, whether in existence or proposed, of the Company to any Person except to the extent that the Company has in the past disclosed such information to the public for valid business reasons.

  For purposes of this Section 4.01, customers shall mean any person and any affiliate of such person who has purchased any goods or services of the Company during the twelve month period preceding the Executives termination, or upon whom the Executive called, or with whom the Executive became acquainted or whose name the Executive learned during the course of the Executives employment with the Company.

4.02 Restitution. In addition to all other remedies provided for hereunder, the Executive agrees that if he shall violate any of the provisions of this Article IV, the Company shall be entitled to an accounting and repayment of all profits, compensation, remuneration or other benefits that the Executive may realize arising from or related to any such violation.

4.03 Modification. The parties agree and acknowledge that the duration, scope and geographic area of the covenant not to compete described in Section
4.01 are fair, reasonable and necessary in order to protect the good will and other legitimate interests of the Company, that adequate compensation has been received by the Executive for such obligations, and that these obligations do not prevent the Executive from earning a livelihood. If, however, for any reason any court determines under applicable law that the provisions in
Section 4.01 pertaining to duration, scope and geographic area in relation to non-competition are too broad or otherwise unreasonable, that the consideration provided for hereunder is inadequate or that the Executive has been prevented unlawfully from earning a livelihood (together, such provisions being hereinafter referred to as Restrictions), such Restrictions shall be interpreted, modified or rewritten, and such court is hereby requested and authorized by the parties hereto to revise the Restrictions, to include the maximum Restrictions as are valid and enforceable under applicable law.

                              ARTICLE V

                       CONFIDENTIAL INFORMATION

5.01 Proprietary Information. In the course of his service to the Company, the Executive has had and shall continue to have in the future access to confidential and proprietary information, including, but not limited to strategic plans or data, financial statements, information concerning the products, business, operations or financial condition of the Company, its subsidiaries or affiliates, marketing data, customer research and data, information concerning sources of supply, pricing information and data, and trade secrets. Such information shall be referred to hereinafter as Proprietary Information and shall include any and all items enumerated in the preceding sentence, whether previously existing, now existing or arising hereafter, whether conceived or developed by others or by the Executive alone or with others, and whether or not conceived or developed during regular working hours. Proprietary Information which is in the public domain during the period of service by the Executive, provided the same is not in the public domain as a consequence of disclosure directly or indirectly by the Executive in violation of this Agreement, shall not be subject to the restrictions of Sections 5.01-5.03 herein.

5.02 Fiduciary Obligations. The Executive acknowledges that the Company has expended, and that the Company will continue to expend, significant amounts of time, effort and money in the procurement of its Proprietary Information, that the Company will take, all reasonable steps in protecting the secrecy of the Proprietary Information, that said Proprietary Information is of critical importance to the Company and that a violation of Article V of this Agreement would seriously and irreparably impair and damage the Companys business, and the Executive agrees to keep all Proprietary Information in a fiduciary capacity for the sole benefit of the Company.

5.03 Non-Disclosure. The Executive shall not disclose, at any time, whether during or after the Term of this Agreement, directly or indirectly (except as the Executives duties in the regular and proper course of the Companys business may require and except as required by law), any Proprietary Information to any person other than the Company or authorized employees thereof at the time of such disclosure, or to such other persons to whom the Executive has been specifically instructed to make disclosure by the Board and in all such cases only to the extent required in the regular and proper course of business of Company, if the effect of such disclosure results in, or could reasonably be expected to result in, a material injury to the Company. At the termination of his employment, the Executive shall deliver to the Company all notes, letters, documents and records which may contain Proprietary Information which are then in his possession or control and shall not retain or use any copies or summaries thereof, it being agreed by the Company that the Executive shall be entitled to his personal effects.

                              ARTICLE VI

                           COMPANYS REMEDIES

6.01 Remedies. The Executive acknowledges that he has carefully read and considered the terms of this Agreement and knows them to be essential to induce the Company to enter into this Agreement and that any breach of the provisions contained herein will result in serious and irreparable injury to the Company. Therefore, in the event of a breach of this Agreement, the Company shall be entitled to equitable relief against the Executive, including, without limitation, an injunction to restrain the Executive from such breach and to compel compliance with this Agreement in protecting or enforcing its rights and remedies.


                              ARTICLE VII

                             MISCELLANEOUS

7.01 Notices. All notices hereunder, to be effective, shall be in writing and shall be deemed delivered when delivered by hand or upon receipt when sent by telecopy (answer back received) or upon the second day after the same has been sent by first-class, certified mail, postage and fees prepaid, as follows (or at such other address as is from time to time specified by the party entitled to such Notice in writing):

     (i)     If to the
             Company:          Webco Industries, Inc.
                               9101 West 21st Street
                               Sand Springs, Oklahoma 74063
                               Attention: Michael P. Howard
                               Telecopy: (918) 245-1305

             Copy to:          Larry W. Sandel
                               Hall, Estill, Hardwick, Gable,
                               Golden & Nelson, P.C.
                               320 South Boston, Suite 400
                               Tulsa, Oklahoma  74103-3708
                               Telecopy:  (918) 594-0505

    (ii)     If to the
             Executive         Christopher L. Kowalski
                               21 West 179th Hill Avenue
                               Glen Ellyn, Illinois 60137

             Copy to:          Rolewick & Gutzke, P.C.
                               1776 South Naperville Road
                               Wheaton, Illinois 60187
                               Attention: David Rolewick
                               Telecopy:  (630) 653-1579

7.02 Modification. This Agreement constitutes the entire Agreement between the parties hereto with regard to the subject matter hereof, terminating and superseding all prior understandings and agreements, whether written or oral. This Agreement may not be amended or revised except by a writing signed by the parties.


7.03 Assignment. This Agreement and all rights hereunder are personal to the Executive and may not be assigned by him. Notwithstanding anything else in this Agreement to the contrary, (a) the Company may assign this Agreement to and all rights hereunder shall inure to the benefit of any person, firm or corporation succeeding to all or substantially all of the business or assets of the Company whether by purchase, merger or consolidation and (b) the Executive may assign his rights under this Agreement to his heirs by will or pursuant to the laws of intestate distribution. This Agreement and all of the provisions hereof shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and permitted assigns.

 7.04     Captions.  Captions herein have been inserted solely   for
convenience of reference and in no way define, limit or describe the scope or substance of any provision of this Agreement.

7.04 Severability. The provisions of this Agreement are severable, and the invalidity of any provision shall not affect the validity of any other provision. In the event that any court of competent jurisdiction shall determine that any provision of this Agreement or the application thereof is unenforceable because of the duration or scope thereof, the parties hereto agree that said court in making such determination shall have the power to reduce the duration and scope of such provision to the extent necessary to make it enforceable, and that this Agreement in its reduced form shall be valid and enforceable to the full extent permitted by law.

7.05 Taking Effect. The terms and conditions set forth in this Agreement shall take effect and be binding upon the parties on the date first above written.

7.06 Governing Law. This Agreement shall be construed under and governed by the laws of the State of Illinois, without regard to the conflict of law rules thereof.

7.07 Withholding. The Company shall be entitled to withhold, or cause to be withheld, from payment to the Executive any amount of withholding taxes required by law with respect to payments made to the Executive in connection with his employment hereunder.

 7.09 Ownership of Intellectual Property. The Executive shall promptly disclose to the Company all ideas, improvements, inventions and innovations, in whatever form, suggested or resulting from the efforts of the Executive on behalf of the Company during the Term, including those conceived by the Executive alone or with other employees of the Company during employment with the Company. The Executive acknowledges and agrees that all such property shall be the exclusive property of the Company.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as a binding contract as of the day and year first above written.

                                              PHILLIPS & JOHNSTON, INC.


                                              By:     /s/Michael P. Howard


                                              EXECUTIVE


                                              /s/Christopher L. Kowalski
                                              CHRISTOPHER L. KOWALSKI

                                                                  Exhibit 10.8
                              LEASE AGREEMENT

This lease agreement (Lease) is made and entered on March 16, 1998, between TUBULAR PROPERTIES, LTD., a Texas limited partnership (Lessor) and WEBCO INDUSTRIES, INC., an Oklahoma corporation (Lessee). This Lease is effective as of March 16, 1998 (the Effective Date). In consideration of the mutual covenants and agreements, Lessor and Lessee agree as follows:

1. Grant. In consideration of the rental to be paid and the covenants to be performed by Lessee, Lessor leases to Lessee, and Lessee rents from Lessor, the real property and the improvements thereon described on Exhibit A attached (the leased premises). The leased premises shall not include, and Lessor shall obtain no right, title or interest in and to any equipment, machinery, furniture, fixtures or other apparatus previously or subsequently installed or placed upon the leased premises, at the cost and expense of Lessee, whether or not attached or affixed, except equipment and fixtures which shall be permanently attached and incorporated into the structure of the improvements upon the leased premises so as to constitute an integral part of the leased premises. All of the equipment, machinery, furniture, fixtures and apparatus furnished at Lessees cost is referred to as Lessees Property.

2. Term. This Lease shall be for a term of five years, commencing on March 16, 1998, and expiring on March 15, 2003.

3.     Rent.

3.1 Lessee shall pay to Lessor, as rental for the use and occupation of the leased premises during the term of this Lease, the sum of $5,400 per month, without offset, commencing on the Effective Date, and continuing in the same amount on the first day of each month thereafter until this Lease shall terminate. The rent for the month of March shall be pro rated on a daily basis.

3.2 Rental shall be remitted to Lessor in advance on or before the 10th business day of every calendar month during the term, without notice or demand, at the address of Lessor as noted in paragraph 20.

3.3 Lessor will immediately notify Lessee of any default or late payment by Lessor of any amount due under a mortgage encumbering the Leased Premises. Thereafter, Lessee shall be authorized to remit its rental obligation to Lessors mortgagee, and such remittance shall constitute payment to Lessor.

4.     Use.  Lessee shall use the leased premises only for any lawful purpose.


5. Payment of Taxes, Assessments and other Charges. Lessee shall pay all general ad valorem taxes and pay all special assessments which may be levied, assessed, or imposed upon the leased premises, and upon any subsequent improvements. All personal property taxes assessed against Lessees Property shall be paid by Lessee. If Lessee fails to pay any taxes when due, then

Lessor may, at its option, but without any obligation to do so, pay such taxes, which shall be repaid by Lessee on demand as additional rent. Lessee shall have the same right as Lessor to contest the amount of ad valorem taxes.

6. Compliance with Laws. Lessee shall not use or occupy the leased premises in any manner which would cause any violation of any laws or ordinances affecting the leased premises and shall comply with all laws and ordinances affecting the leased premises and its use and occupancy. Lessee shall be responsible for, and shall indemnify and hold Lessor harmless resulting from any loss attributable to, any violation of any law, ordinance or regulation by Lessee, including but not limited to any environmental-related law or regulation. Such indemnity shall include the costs of remediation, if necessary.

7. Public Utility Charges. Lessor will provide utility connections to the leased premises for electricity, gas, water, sewer and telephone. Lessee shall pay all charges for gas, water, sewer, electricity, telephone or other service or services furnished to the leased premises or to Lessee.

8. Discharge of Liens. If the leased premises, any part thereof or Lessees leasehold interest shall, at any time during the term of this Lease, become subject to any mechanics, laborers or materialmens lien based upon the furnishing of material or labor to Lessee or the leased premises, which was contracted for by Lessee, Lessee shall, at its sole cost and expense, cause the lien to be discharged within 15 days after written notice from Lessor.

9. Condemnation. If any part of the leased premises shall be taken or condemned for a public or quasi-public use (or any transfer is made in lieu thereof), and a part remains which is reasonably suitable for Lessees use, this Lease shall, as to the part taken, terminate as of the date title is taken by the condemnor and the rent shall be adjusted so that the Lessee shall be required to pay for the remainder of the term only such portion of the rental as the value of the part remaining after the condemnation bears to the whole of the leased premises at the date of condemnation. If all of the leased premises is taken or condemned, or so much that the use by Lessee shall be substantially impaired, Lessee may terminate this Lease.

Lessee shall not be entitled to any part of the condemnation award (or payment in lieu of condemnation), except that Lessee shall be entitled to any portion of any separate award specifically allocated to Lessor for the loss of Lessees business or Lessees cost of removal of Lessees Property. Lessee shall have no claim to any part of Lessors award for the value of Lessees leasehold estate.

10.     Lessees Property.


10.1 Lessee shall, upon Lessors prior consent, which consent will not be unreasonably withheld, have the right at any time during the term of this Lease to erect or install upon or in the leased premises such improvements, fixtures, signs, machinery and equipment as Lessee deems appropriate for the conduct of its business. Plans for any remodeling of or addition to the leased premises must be approved in writing by Lessor, which approval will not be unreasonably withheld. At the termination of the term of this Lease, Lessee shall, at the request of Lessor, and at the sole expense of Lessee, repair all damages to the leased premises which shall have been occasioned by the removal of Lessees Property.

10.2 Any alteration or improvement commenced by Lessee shall be completed in compliance with all applicable laws, ordinances and regulations. All such alterations and improvements (except Lessees Property) shall upon the termination of this Lease become the property of Lessor.

10.3 Lessor shall not be responsible for any loss or damage to Lessees Property in or upon the leased premises.

10. Maintenance. Lessee accepts the leased premises as is. Lessor makes no warranty concerning the condition of the leased premises or the fitness of the leased premises for Lessees intended use. Lessee, at its cost and expense, shall maintain the leased premises, including all improvements, in good condition and repair, reasonable wear and tear excepted, in a clean condition and in compliance with all requirements of law.

11. Right of Entry by Lessor. Lessor may, during the term of this Lease, at all reasonable times and during usual business hours, enter upon the leased premises for the purpose of inspection and may, at any reasonable time within 6 months preceding the expiration of this Lease show the leased premises to prospective lessees. Lessor shall conduct visits to the leased premises in such a. manner so as not to interfere with Lessees business operations.

12. Assignment and Subletting. Lessee shall not assign this Lease or any interest, or sublease all or any part of the leased premises without Lessors written consent, which consent shall not be unreasonably withheld. Any such assignment or sublease will not relieve Lessee of its financial obligations under this Lease.

13. Indemnification of Lessor. Lessee shall indemnify and save harmless Lessor from and against all liabilities, obligations, losses, damages, penalties, claims, actions, suits, costs, charges and expenses, including reasonable attorneys fees, which may be imposed upon or incurred by or asserted against Lessor in respect to any use or manner of use of the leased premises by Lessee. If any claim is made, or action or proceeding is brought, against Lessor by reason of Lessees use of the leased premises, upon written notice from Lessor, Lessee shall at its sole cost and expense, defend or resolve the claim.

15.     Insurance.

15.1 At all times during the term of this Lease, and during such other periods as Lessee occupies the leased premises or any part thereof, Lessee, at its sole expense, shall carry and maintain general public liability insurance, including liability coverage, against claims for injury, wrongful death and property damage occurring in or about the leased premises, in companies acceptable to Lessor, with minimum limits of $ 1,000,000 on account of bodily injuries to or death of one person and $1,500,000 on account of bodily injuries to or death of more than one person as the result of any one accident or disaster, and property damage insurance with minimum limits of $500,000. Lessee will furnish Lessor certificates of such insurance. Lessor and Lessee shall be named as co-insureds under all such liability insurance.

15.2 Lessee shall, at its sole cost, keep all buildings and improvements on the leased premises insured against loss or damage by fire and the hazards covered by broad form and extended coverage insurance in an amount equal to not less than the full replacement value (excluding foundation and footings) of the buildings and improvements. The policy or policies shall name Lessor as insured and shall be payable to the parties as their respective interests may appear. Certificates of coverage under the policy shall be delivered to Lessor. The parties grant to each other on behalf of any insurer providing fire and extended coverage to either of them covering the leased premises, improvements and contents, a waiver of any right of subrogation which any such insurer may acquire against the other by virtue of payment of any loss under such insurance. Neither party shall have an interest in the proceeds of insurance received by the other party.

15.3 Lessee shall keep in force at its sole expense required workers compensation or similar insurance affording statutory coverage and containing statutory limits.

15.4 If any indebtedness of Lessor shall be secured by a mortgage covering the leased premises, every insurance policy covering loss to buildings and improvements shall, to the extent obtainable, bear a standard first mortgage endorsement in favor of the mortgagee under such mortgage, and any loss under such policy shall be made payable to the mortgagee. Such policy shall contain, to the extent obtainable, an agreement by the insurer that it will not cancel the policy except upon 10 days prior written notice to Lessor and to the mortgagee.

15.5 Should Lessee fail to effect, maintain or renew any kind of required insurance, pay the premium, or deliver to Lessee evidence of such insurance, then Lessor, at its option but without obligation to do so, may procure such insurance, the premium for which shall be repaid by Lessee on demand as additional rent.

16.     Damage by Fire or other Casualty.

16.1 If all or any portion of the building or improvements on the leased premises are destroyed or damaged by fire or other casualty, Lessee shall file all necessary proofs of claim and negotiate the loss with the insurance companies. The proceeds of the insurance applicable to the building and improvements shall be paid to Lessor and shall be disbursed by Lessor as necessary in restoring the buildings and improvements.


16.2 If the proceeds of insurance are not sufficient to restore the leased premises, then Lessee shall contribute such amount in addition to the proceeds of such insurance as may be required. Lessor shall not be responsible for any delay or failure by any insurance carrier to pay the proceeds of such insurance.

16.3 If the damage to or destruction of the improvements by fire or other casualty prevent Lessee from conducting its business substantially in its customary manner, then the rental and other payments required of the Lessee shall abate or be reduced appropriately during any period of rebuilding. If the repair and restoration of the improvements cannot reasonably be expected to be completed within 120 days from the occurrence of damage, or are not in fact completed, Lessee may terminate this Lease upon written notice to Lessor.

17.     Default.

17.1 If Lessee defaults at any time during the term of this Lease thereof in the payment of any rent or other amount and such default shall continue for 10 days after written notice to Lessee, or in case the Lessee defaults in the performance of any other obligation of this Lease and such default continues for 30 days after written notice to Lessee (except in the case of any such default which cannot with due diligence be remedied within such 30 day period, a course of action adequate to remedy the default shall be commenced by Lessee within such period and shall thereafter be prosecuted with diligence and continuity), then Lessor may at its option, without further notice or demand, lawfully enter into and upon the leased premises and evict Lessee and all persons claiming under and through Lessee, and remove Lessees Property without being guilty of trespass and without prejudice to any other remedies which may be available for Lessees breach. Lessor shall have the option, within 30 days from obtaining possession to either (a) terminate this Lease and all of Lessees rights and obligations, or (b) declare the Lease breached and hold the Lessee liable for damages for such breach. Lessor may from time to time, without terminating this Lease, relet the leased premises or any part thereof for the account of Lessee for such term or terms and at such rental or rentals and upon such other terms and conditions as are commercially reasonable at the time. Rentals received from such reletting shall be applied first to the payment of any indebtedness, other than rent, due from Lessee; second, to the payment of unpaid rent; and third, to the payment of the cost of reletting, including, without limitation, brokerage fees and the cost of remodeling, renovating and alterations to make the leased premises suitable for a successor tenant. Should such rentals received from such reletting during any month be less than that agreed to be paid during that month by Lessee, Lessee shall pay such deficiency to Lessor.

17.2 If Lessee fails to pay when due rent or any amounts due to Lessor, and such default continues for 10 days after written notice by Lessor, then Lessor may itself advance such amounts as may be due to third parties to cure such default on behalf of and at the expense of Lessor, and Lessee agrees thereafter on demand to pay Lessor the amount involved, with interest at the annual rate of 12%.

17.3 If Lessee fails to surrender possession to Lessor, either after default as stated in this paragraph, or upon any termination of this Lease, Lessee shall be obligated for Lessors costs of recovering possession, including attorneys fees.

17.4 If either party institutes any action against the other party under the terms of this Lease, the prevailing party shall be entitled to recover, in addition to any amount due or other relief, a reasonable attorneys fee.

18. Bankruptcy of Lessee. If proceedings in bankruptcy shall be instituted by or against Lessee which result in an adjudication of bankruptcy, or if a receiver of the business or assets of Lessee is appointed and such appointment is not vacated within 60 days after notice to Lessee, or the Lessee makes an assignment for the benefit of creditors, Lessor may, at its option, upon compliance with the requirements of applicable law, immediately take possession of the leased premises and terminate this Lease. Upon such termination, all installments of rent earned to the date of termination and unpaid shall at once become due and payable.

19. Holding Over. Any holding over by Lessee beyond the expiration of the term of this Lease shall give rise to a tenancy from month to month at a monthly rental rate of 150% of the monthly rental set out in this Lease.

20. Notices. All notices and other communications to be given by either party shall be in writing and shall be by personal delivery, by mailing, postage prepaid, certified mail, return receipt requested, by a delivery by a nationally recognized overnight delivery service, delivered or addressed to the parties as follows:

          To Lessor:     Tubular Properties, Inc.
                         ATTN:  Mr. Mike Howard
                         10127 South 72nd East Avenue
                         Tulsa, Oklahoma  74133

          To Lessee:     Webco Industries, Inc.
                         ATTN:  Dana S. Weber, President
                         9101 West 21st
                         Sand Springs, Oklahoma 74063

or at such other address as either party may designate to the other by written notice in the manner provided above. Notice shall be deemed served as of the date of mailing in the care of U.S. mail, as of the date of tendering the notice to the courier, in the case of overnight delivery service, and as of the date of physically tendering notice to Mr. Howard, or any other person designated by Lessor in the event of a relocation by Mr. Howard, in the case of personal delivery.

21. Recording. The parties agree not to record this Lease, but each party agrees to execute upon request of the other a memorandum of the Lease suitable for recording.


22. Entire Agreement. This Lease supersedes all prior agreements, representations and commitments, oral and written, and contains the entire agreement between the parties. This Lease may not be changed, waived, discharged or terminated except by a written document executed by both parties.

23 Successors and Assigns. The terms, covenants and conditions of this Lease shall inure to the benefit of and be binding upon the parties and their respective legal representatives, successors and assigns.

23. Invalidity of Particular Provisions. If any provision of this Lease or its application to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such provision to persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected, and each provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

25.     Mortgages.

25.1 This lease and the estate granted hereby shall be subject and subordinate to the lien of any mortgage which may at any time constitute a lien on the leased premises and to any agreements at any time made modifying, supplementing, extending or renewing any such mortgage. The subordination shall be upon the condition that so long as Lessee shall not be in default, this Lease shall not be terminated and Lessees possession of the leased premises shall not be interfered with in any foreclosure or other action or proceeding instituted under or in connection with such mortgage. Subordination of this lease shall be self-operative and no further instrument shall be required to effect such subordination, but Lessee agrees to execute and deliver all instruments that may be reasonably necessary or proper to effect or confirm such subordination.

25.2 At any time, Lessee agrees upon request in writing from Lessor, to execute, acknowledge and deliver to Lessor a statement in writing certifying that this lease is unmodified and in full force and effect (or if there have been modifications, that it is in full force and effect as modified) and the dates to which the rental and other charges have been paid, and specifying whether or not the Lessee claims that the Lessor has defaulted in any of their obligations.

25.3 No mortgagee of the leased premises or collateral assignee of Lessors interest in this Lease shall be obligated for the performance of any obligations of the Lessor, except that if any mortgagee of the leased premises or any such collateral assignee acquires Lessors interest in the leased premises or in this Lease at a judicial sale (or by conveyance or assignment in lieu of foreclosure), the mortgagee or assignee, or any other purchaser at a judicial sale, shall be obligated for all of the covenants of the Lessor after the effective date of the transfer of Lessors interest.

26.     Lessors Covenants.  Lessor represents and warrants that:

(a)     it is the sole owner of the leased premises,

(b) there are no liens, claims or title defects, except for an existing first mortgage in favor of Bank of Oklahoma, N.A.,

(c) the leased premises is properly zoned for the intended use by Lessee, and

(d) so long as Lessee performs its obligations under this Lease, it shall have undisturbed and continuous use and enjoyment of the leased premises.

27.     Option to Purchase.

27.1 Provided Lessee is not in default under the terms and conditions of this Lease, Lessee shall have the option to purchase the leased premises (Option) during the primary term of this Lease (Option Period). Lessee may exercise its Option during the Option Period by written notice delivered to Lessor in accordance with the provisions of Section 20 hereof, notifying Lessor of Lessees intention to exercise its Option (Notice). Time shall be of the essence as to Lessees obligation to deliver such Notice during the Option Period. The Notice shall set forth the date on which Lessee will purchase the leased premises (Closing and Closing Date, respectively), which date shall be not more than sixty (60) days after the date of delivery of the Notice. This Option shall terminate upon expiration or termination of the primary term of this Lease.

27.2 The purchase price for the premises shall be the greater of (a) Four Hundred and Seventy Five Thousand and 00/ 100 ($475,000.00) Dollars or (b) 93% of the fair market value of the leased premises as of the date of the Notice (Purchase Price), payable in cash at the Closing.

27.3 If Lessee timely exercises its Option, Lessor shall convey or cause to be conveyed by general warranty deed fee simple title in full ownership of the leased premises to Lessee; subject, however, to the condition of the leased premises on the Closing Date. With the exception of warranty of title, Lessor shall not make any warranties concerning the condition of the leased premises. Notwithstanding the closing, Lessees indemnification obligation set forth in paragraph 6 shall survive the Closing. The sale of the leased premises shall also be subject to such other permitted encumbrances agreed upon by Lessor and Lessee as disclosed by Lessees examination of title to the leased premises.

27.4 At the Closing, Lessee shall deliver the Purchase Price to Lessor in cash by bank wire transfer of immediately available funds or as otherwise reasonably directed by Lessor together with all rent and other sums due under the Lease as of the Closing Date. Lessor shall deliver to Lessee the necessary instruments to convey title to the leased premises to Lessee, and such other documents reasonably requested by Lessee and its counsel.


27.5 Lessee shall pay all closing costs and charges incident to the conveyance of the leased premises, including but not limited to appraisal fees, escrow fees, recording costs, title examination and/or title insurance premiums, survey costs, environmental audits, and all applicable transfer taxes imposed by reason of the conveyance. Lessor shall only be responsible for any reasonable curative title work required by Lessee and agreed upon by Lessor and the cost of recording the same and the fees of its attorneys.

27.6 The Lease shall terminate as of the Closing Date and upon transfer of the leased premises from Lessor to Lessee.

27.7 The parties will execute and cause to be recorded, a memorandum of this Lease and Lessees option to purchase the leased premises.

28.     Miscellaneous.

28. Nothing contained herein shall be deemed or construed by the parties, nor by any third party, as creating the relationship of principal and agent or of partnership or of joint venture between the parties.

28.2 Lessor shall not assert any claim related to or arising under this Lease against any shareholder or affiliate of Lessee, but shall look solely to the Lessee and its assets for performance of the Lease.

28.3 No delay or omission of the right to exercise any remedy by either party shall impair any such remedy nor be construed as a waiver of any default or as acquiescence, nor shall acceptance of any rental or other payment after the date it becomes due be deemed a departure from the terms of this Lease.

28.4 Lessee, at its expense, will promptly comply with all governmental requirements, will procure and maintain all permits, licenses and other authorizations required for any use of the leased premises and for the installation, operation and maintenance of all equipment and appliances necessary or appropriate for the operation and maintenance of the leased premises.

28.5     This lease shall be governed by the law of the state of Texas.

                                         WEBCO INDUSTRIES, INC.,
                                         an Oklahoma corporation


                                         By:  /s/Dana S. Weber
                                         Dana S. Weber, President

                                         Lessee



                                         TUBULAR PROPERTIES, LTD.,
                                         a Texas limited partnership

                                         By:  Its sole general partner,
                                         TUBULAR HOLDINGS, INC.,
                                         a Texas corporation


                                         By:  /s/Michael P. Howard
                                         Michael P. Howard
                                         President

                                                      Lessor

                                                             Exhibit 10.10
                           LOAN AND SECURITY AGREEMENT
                          (All Assets With Advance Rate)


THIS LOAN AND SECURITY AGREEMENT (this Agreement), made as of the 9th day of April, 1997, by and between AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO (Bank), a national banking association with its principal place of business at 33 North LaSalle Street, Chicago, Illinois 60690, and PHILLIPS & JOHNSTON, INC. (Borrower), an Illinois corporation with its principal place of business at 21W179 Hill Avenue, Glen Ellyn, Illinois 60137 has reference to the following facts and circumstances:

A. Pursuant to Borrowers request, Bank heretofore, now and from time to time hereafter, has and/or may loan or advance monies, extend credit, and/or extend other financial accommodations to or for the benefit of Borrower.

B. To secure repayment of the same and all of Borrowers Liabilities (as hereinafter defined), Borrower wishes to provide Bank with a security interest in and/or collateral assignment of Borrowers assets.

NOW, THEREFORE, in consideration of terms and conditions set forth herein and of any loans or extensions of credit heretofore, now or hereafter made to or for the benefit of Borrower by Bank, the parties hereto agree as follows:

1. DEFINITIONS AND TERMS

1.1 When used herein, the words, terms and/or phrases set forth below shall have the following meanings:

A. Accounts: all present and future rights of Borrower to payment for goods sold or leased or for services rendered, which are not evidenced by instruments or chattel paper, and whether or not they have been earned by performance.


B. Borrowers Liabilities: all obligations and liabilities of Borrower to Bank (including without limitation all debts, claims, indebtedness and attorneys fees and expenses as provided for in Paragraph 8.13) whether primary, secondary, direct, contingent, fixed or otherwise, including Rate Hedging Obligations (as defined in subparagraph L herein), heretofore, now and/or from time to time hereafter owing, due or payable, however evidenced, created, incurred, acquired or owing and however arising, whether under this Agreement or the Other Agreements (hereinafter defined) or by operation of law or otherwise.

C. Charges: all national, federal, state, county, city, municipal and/or other governmental (or any instrumentality, division, agency, body or department thereof, including without limitation the Pension Benefit Guaranty

Corporation) taxes, levies, assessments, charges, liens, claims or encumbrances upon and/or relating to the Collateral (as hereinafter defined), Borrowers Liabilities, Borrowers business, Borrowers ownership and/or use of any of its assets, and/or Borrowers income and/or gross receipts.

D.     Collateral: shall have the meaning set forth in Paragraph 3.2.

E. Indebtedness: (i) indebtedness for borrowed money or for the deferred purchase price of property or services; (ii) obligations as lessee under leases which shall have been or should be, in accordance with generally accepted accounting principles, recorded as capital leases; (iii) obligations under direct or indirect guaranties in respect of, and obligations (contingent or otherwise) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of, indebtedness or obligations of others of the kinds referred to in clauses (i) or (ii) above; and (iv) liabilities with respect to unfunded vested benefits under plans covered by Title IV of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and in effect from time to time.

F. Letter of Credit Obligations: shall mean any and all existing and future indebtedness, obligations and liabilities of every kind, nature and character, direct or indirect, absolute or contingent, of the Borrower to Bank, arising under, pursuant to or in connection with any letter of credit issued under the Maximum Revolving Facility.

G. Loans: shall mean collectively any Revolving Loans as defined in Paragraph 2.5 and Term Loans as defined in Paragraph 2.6.


H. Maximum Revolving Facility: shall mean the maximum amount of the Revolving Loans as evidenced by a revolving note(s) which amount Bank has agreed to consider as a ceiling on the outstanding principal balance of Revolving Loans (other than Term Loans) to be made by Bank pursuant to this Agreement.

I. Obligor: any Person who is and/or may become obligated to Borrower under or on account of Accounts.

J. Other Agreements: all agreements, instruments and documents, including without limitation, guaranties, mortgages, deeds of trust, notes, pledges, powers of attorney, consents, assignments, contracts, notices, security agreements, leases, subordination agreements, financing statements and all other written matter heretofore, now and/or from time to time hereafter executed by and/or on behalf of Borrower and delivered to Bank.

K. Persons: any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, limited liability company, institution, entity, party or government (whether national, federal, state, county, city, municipal or otherwise, including without limitation, any instrumentality, division, agency, body or department thereof).

L. Rate Hedging Obligations: shall mean any and all obligations of the Borrower, whether absolute or contingent and howsoever and whenever created, arising, evidenced or acquired (including all renewals, extensions and modifications thereof and substitutions therefor), under (i) any and all agreements designed to protect the Borrower from the fluctuations of interest rates, exchange rates or forward rates applicable to such partys assets, liabilities or exchange transactions, including, but not limited to: interest rate swap agreements, dollar-denominated or cross-currency interest rate exchange agreements, forward currency exchange agreements, interest rate cap, floor or collar agreements, forward rate currency agreements or agreements relating to interest rate options, puts and warrants, and (ii) any and all agreements relating to cancellations, buy backs, reversals, terminations or assignments of any of the foregoing.

1.2 Except as otherwise defined in this Agreement or the Other Agreements, all words, terms and/or phrases used herein and therein shall be defined by the applicable definition therefor (if any) in the Illinois Uniform Commercial Code.


2. LOANS

2.1 Loans made by Bank to Borrower pursuant to this Agreement shall be evidenced by notes or other instruments issued or made by Borrower to Bank. Except as otherwise provided in this Agreement or in any notes executed and delivered by Borrower to Bank in connection herewith, the principal portion of Borrowers Liabilities shall be payable by Borrower to Bank on the maturity date(s) described in any such note(s) or other instruments evidencing Borrowers Liabilities (as the same may be amended, renewed or replaced) and all costs, fees and expenses payable hereunder or under the Other Agreements, shall be payable by Borrower to the Bank on demand, in either case at Banks principal place of business or such other place as Bank shall specify in writing to Borrower.

2.2 All of Borrowers Liabilities shall constitute one obligation secured by Banks security interest in the Collateral and by all other security interests, liens, claims and encumbrances heretofore, now and/or from time to time hereafter granted by Borrower to Bank.

2.3 Each loan made by Bank to Borrower pursuant to this Agreement or the Other Agreements shall constitute an automatic warranty and representation by Borrower to Bank that there does not then exist an Event of Default (as hereinafter defined) or any event or condition, which with notice, lapse of time and/or the making of such loan would constitute an Event of Default.

2.4 This Agreement shall be in effect until all of Borrowers Liabilities have been paid in full and any and all commitments of Bank to make loans have terminated.

2.5 Provided that an Event of Default does not then exist or would not then be created or any event which with notice or lapse of time or both would constitute an Event of Default does not then exist, Bank shall advance to Borrower on a revolving credit basis (the Revolving Loans) up to the lesser of: (i) the Maximum Revolving Facility minus any Letter of Credit Obligations, or (ii) the Borrowing Base minus any Letter of Credit Obligations. As used herein. Borrowing Base shall mean up to 80% (Advance Rate) of the face amount (less maximum discounts, credits or allowances which may be taken by or granted to Obligors in connection therewith) of all then existing Eligible Accounts (as hereinafter defined) that are scheduled on the most recent schedule of accounts delivered to Bank. If applicable, any amount calculated pursuant to Paragraph 2.9, shall be included in the Borrowing Base. Notwithstanding any contrary provision contained herein, Bank may elect at its option to at any time and upon fourteen (14) days prior written notice to Borrower change the foregoing method of calculating the Borrowing Base by reducing the advances against Eligible Accounts, or to deduct reserves from the Borrowing Base.

2.6 Bank may from time to time advance to Borrower term loans (Term Loans) in such amounts and on such terms and conditions as the Bank and Borrower from time to time may agree in writing.

2.7 Notwithstanding anything contained in this Agreement or the Other Agreements to the contrary, the principal portion of Borrowers outstanding liabilities due at any one time under the Revolving Loans shall not exceed the lesser of: (i) the Maximum Revolving Facility minus the amount of all Letter of Credit Obligations, or (ii) the Borrowing Base minus the amount of all Letter of Credit Obligations.

2.8 Banks commitment to loan shall expire on the earlier of: (i) the date on which Borrowers Liabilities mature under the terms of any note given by Borrower to Bank, or (ii) the occurrence of an Event of Default pursuant to
Section 7 hereof.


2.9 The Borrowing Base shall also include the lesser of: (i) $750,000.00;
or (ii) up to 50% of the Value of Eligible Inventory (each term as hereinafter defined) set forth in the Designation of Inventory then most recently delivered by Borrower to Bank, which amount shall be reduced by 100% of the Value of any reductions in such Eligible Inventory made since the date of such Designation of Inventory. Value shall mean the lesser of Borrowers cost thereof calculated on a first-in, first-out basis or the wholesale market value thereof. Eligible Inventory shall mean any Inventory (as hereinafter defined) which meets each of the following requirements: (a) it is in condition to be sold in the ordinary course of Borrowers business; (b) in case of goods held for sale or lease, it is (except as Bank may otherwise consent in writing) new and unused, (c) it is subject to a first priority, fully perfected security interest in favor of Bank; (d) it is owned by Borrower and is not subject to any other lien or security interest whatsoever except for:
(i) the security interest in favor of Bank; (ii) tax liens for taxes not past due; and (iii) warehouse liens for warehouse charges not past due: and (e) Bank has reasonably determined, it is not unacceptable for any reason; including, but without limitation, due to age, type, category and/or quantity. Any Inventory which is at any time Eligible Inventory, but which subsequently fails to meet any of the foregoing requirements shall forthwith cease to be Eligible Inventory. Inventory shall mean all goods held by Borrower for sale or lease, or furnished by Borrower under contract of service, or held by Borrower as raw materials, work in progress or materials used or consumed in a business.

3. COLLATERAL: GENERAL TERMS

3.1 To secure the prompt payment to Bank of Borrowers Liabilities and the prompt, full and faithful performance by Borrower of all of the provisions to be kept, observed or performed by Borrower under this Agreement and/or the Other Agreements, Borrower grants to Bank a security interest in and to, and collaterally assigns to Bank, all of Borrowers property, wherever located, whether now or hereafter existing, owned, licensed, leased (to the extent of Borrowers leasehold interest therein), consigned (to the extent of Borrowers ownership therein), arising and/or acquired, including without limitation all of Borrowers: (a) Accounts, chattel paper, tax refunds, contract rights, leases, leasehold interests, letters of credit, instruments, documents, documents of title, patents, copyrights, trademarks, tradenames, licenses, goodwill, beneficial interests and general intangibles; (b) all goods whose sale, lease or other disposition by Borrower have given rise to Accounts and have been returned to or repossessed or stopped in transit by Borrower; (c) certificated and uncertificated securities; (d) goods, including without limitation all its consumer goods, machinery, equipment, farm products, fixtures and inventory; (e) liens, guaranties and other rights and privileges pertaining to any of the Collateral; (f) monies, reserves, deposits, deposit accounts and interest or dividends thereon, cash or cash equivalents; (g) all property now or at any time or times hereafter in the possession, or under the control of Bank or its bailee; (h) all accessions to the foregoing, all litigation proceeds pertaining to the foregoing and all substitutions, renewals, improvements and replacements of and additions to the foregoing; and
(i) all books, records and computer records in any way relating to the Collateral herein described.

3.2 All of the aforesaid property and products and proceeds of the foregoing in Paragraph 3.1 above, including without limitation, proceeds of insurance policies insuring the foregoing are herein individually and collectively called the Collateral. The terms used herein to identify the Collateral shall have the same meaning as are assigned to such terms as of the date hereof in the Illinois Uniform Commercial Code.

3.3 Borrower shall make appropriate entries upon its financial statements and its books and records disclosing Banks security interest in the Collateral.


3.4 Borrower shall execute and deliver to Bank, at the request of Bank, all agreements, instruments and documents (Supplemental Documentation) that Bank reasonably may request, in form and substance acceptable to Bank, to perfect and maintain perfected Banks security interest in the Collateral and to consummate the transactions contemplated in or by this Agreement and the Other Agreements. Borrower agrees that a carbon, photographic or photostatic copy, or other reproduction of this Agreement or of any financing statement, shall be sufficient to evidence Banks security interest.

3.5 Bank shall have the right, at any time during Borrowers usual business hours, to inspect the Collateral and all related records (and the premises upon which it is located) and to verify the amount and condition of or any other matter relating to the Collateral.

3.6 Borrower warrants and represents to and covenants with Bank that: (a) Banks security interest in the Collateral is now and at all times hereafter shall be perfected and have a first priority except as expressly agreed to in writing by the Bank; (b) the offices and/or locations where Borrower keeps the Collateral are specified at the end of this Paragraph and Borrower shall not remove such Collateral therefrom except as may occur in the ordinary course of business, and shall not keep any of such Collateral at any other offices or locations unless Borrower gives Bank written notice thereof at least thirty
(30) days prior thereto and the same is within the United States of America; and (c) the addresses specified at the end of this Paragraph include and designate Borrowers principal executive office, principal place of business and other offices and places of business and are Borrowers sole offices and places of business. Borrower, by written notice delivered to Bank at least thirty (30) days prior thereto, shall advise Bank of Borrowers opening of any new office or place of business or its closing of any existing office or place of business and any new office or place of business shall be within the United States of America. Borrower has places of business at the address shown at the beginning of this Agreement and at the locations listed below:

   1)     21W155 Hill Avenue, Glen Ellyn, DuPage County, Illinois
   2)     21W159 Hill Avenue, Glen Ellyn, DuPage County, Illinois
   3)     21W177 Hill Avenue, Glen Ellyn, DuPage County, Illinois
   4)     900 Commercial Street, Lyndon, Illinois
   5)     655 Godfrey Street SW, Grand Rapids, Michigan

All of the Collateral currently owned by Borrower and all of the Collateral hereafter acquired is, or will be held or stored at the locations listed below:


   1)     The address of the Borrower shown at the beginning of this Agreement:
   2)     21W155 Hill Avenue, Glen Ellyn, DuPage County, Illinois
   3)     21W159 Hill Avenue, Glen Ellyn, DuPage County, Illinois
   4)     21W177 Hill Avenue, Glen Ellyn, DuPage County, Illinois
   5)     900 Commercial Street, Lyndon, Illinois
   6)     655 Godfrey Street SW, Grand Rapids, Michigan

3.7 At the request of Bank, Borrower shall receive, as the sole and exclusive property of Bank and as trustee for Bank, all monies, checks, notes, drafts and all other payments for and/or proceeds of Collateral which come into the possession or under the control of Borrower and immediately upon receipt thereof, Borrower shall remit the same (or cause the same to be remitted), in kind, to Bank or at Banks direction.

3.8 Upon demand or upon an Event of Default, Bank may take control of, in any manner, and may endorse Borrowers name to any of the items of payment or proceeds described in Paragraph 3.7 above and, pursuant to the provisions of this Agreement, Bank shall apply the same to and on account of Borrowers Liabilities.

3.9 Bank may, at its option, at any time or times hereafter, but shall be under no obligation to pay, acquire and/or accept an assignment of any security interest, lien, encumbrance or claim asserted by any Person against the Collateral.

3.10 Immediately upon Borrowers receipt of that portion of the Collateral evidenced by an agreement, instrument and/or document (Special Collateral), Borrower shall mark the same to show that such Special Collateral is subject to a security interest in favor of Bank and shall deliver the original thereof to Bank, together with appropriate endorsement and/or specific evidence of assignment (in form and substance acceptable to Bank) thereof to Bank.

3.11 Regardless of the adequacy of any Collateral securing Borrowers Liabilities hereunder, any deposits or other sums at any time credited by or payable or due from Bank to Borrower, or any monies, cash, cash equivalents, securities, instruments, documents or other assets of Borrower in possession or control of Bank or its bailee for any purpose may, upon demand or an Event of Default or event or condition which with notice or lapse of time would constitute an Event of Default, be reduced to cash and applied by Bank to or setoff by Bank against Borrowers Liabilities hereunder.


3.12 At the request of Bank, Borrower shall instruct the Obligors of its Accounts to make payments directly to a lockbox or cash collateral account maintained by Bank in Borrowers name. All such collections shall be Banks property to be applied against Borrowers Liabilities, and not Borrowers property. Bank may endorse Borrowers name to any of the items of payment or proceeds described herein.

4. COLLATERAL: ACCOUNTS


4.1 An Eligible Account is an Account of Borrower which meets each of the following requirements: (a) it arises from the sale or lease of goods, such goods having been shipped or delivered to the Obligor thereof, or from services rendered to the Obligor; (b) it is a valid, legally enforceable obligation of the Obligor thereunder, and is not subject to any offset, counterclaim or other defense on the part of such Obligor denying liability thereunder in whole or in part; (c) it is subject to a perfected security interest in favor of Bank and is not subject to any other lien or security interest whatsoever, except those of Bank; (d) it is evidenced by an invoice (dated not later than the date of shipment to the Obligor or performance and having a due date not more than thirty (30) days after the date of invoice) rendered to such Obligor, and is not evidenced by any instrument or chattel paper: (e) it is payable in United States dollars; (f) it is owing by Obligor residing, located or having its principal activities or place of business outside the United States of America or who is not subject to service of process in the United States of America, said Obligor has furnished Borrower with an irrevocable letter of credit which has been issued or confirmed by a financial institution acceptable to Bank has been pledged to Bank, and is payable in United States dollars in an amount not less than the face value of the account or there is FCIA (Foreign Credit Insurance Association) insurance in effect covering such account with Bank named Lenders Loss Payee; (g) it is not owing by any Obligor involved in any bankruptcy or insolvency proceeding;

(h) it is not owing by any affiliate of Borrower; (i) it is not unpaid more than ninety (90) days after the date of such invoice; 0) it is not owing by an Obligor which shall have failed to pay in full any invoice evidencing any account within ninety (90) days after the date of such invoice, unless the total invoice amounts of such Obligor which have not been paid within ninety
(90) days of the date represents less than 50% of the total invoice amounts then outstanding of such Obligor; and (k) it is not an Account as to which Bank, at any time or times hereafter, determines, in good faith, that the prospect of payment or performance by the Obligor thereof is or will be impaired. Notwithstanding the foregoing, Accounts with respect to which the Account Debtor is the United States of America or any department, agency or instrumentality thereof, shall not be included as an Eligible Account unless, with respect to any such Account. Borrower has complied to Banks satisfaction with the provisions of the Federal Assignment of Claims Act of 1940, including, without limitation, executing and delivering to Bank all statements of assignment and/or notification which are in form and substance acceptable to Bank and which are deemed necessary by Bank to effectuate the assignment to Bank of such Accounts. An Account which is at any time an Eligible Account, but which subsequently fails to meet any of the foregoing requirements, shall forthwith cease to be an Eligible Account. Bank may in its sole discretion at any time reduce the percentage set forth in clause (j) above upon seven (7) days prior notice to Borrower. Borrower, immediately upon demand from Bank, shall pay to Bank an amount of money equal to the monies advanced by Bank to Borrower upon an Account that is no longer an Eligible Account. Borrower warrants and represents to and covenants with Bank that the principal portion of Borrowers Liabilities represented by Revolving Loans made by Bank to Borrower, pursuant to Paragraph 2.5 above, shall not exceed the total of the then outstanding amounts (less maximum discounts, credits and allowances which may be taken by or granted to Obligors in connection therewith) of all then existing Eligible Accounts multiplied by the Advance Rate.


4.2 With respect to Accounts, except as otherwise disclosed by Borrower to Bank in writing, Borrower warrants and represents to Bank that: (a) they are genuine, are in all respects what they purport to be and are not evidenced by a judgment; (b) they represent undisputed, bona fide transactions completed in accordance with the terms and provisions contained in the invoices and other documents delivered to Bank with respect thereto; (c) the amounts shown on any Schedule of Accounts and/or all invoices and statements delivered to Bank with respect thereto are actually and absolutely owing to Borrower and are not in any way contingent; (d) no payments have been made or shall be made thereon except payments immediately delivered to Bank pursuant to this Agreement; (e) there are no setoffs, counterclaims or disputes existing or asserted with respect thereto and Borrower has not made any agreement with any Obligor thereof for any deduction therefrom except a regular discount allowed by Borrower in the ordinary course of its business for prompt payment; (f) there are no facts, events or occurrences which in any way impair the validity or enforcement thereof or tend to reduce the amount payable thereunder, which may be shown on any schedule of accounts and on all invoices and statements delivered to Bank with respect thereto; (g) to the best of Borrowers knowledge, all Obligors have the capacity to contract and are solvent; (h) the services furnished and/or goods sold or leased giving rise thereto are not subject to any lien, claim, encumbrance or security interest except that of Bank; (i) Borrower has no knowledge of any fact or circumstance which would impair the validity or collectability thereof; (j) to the best of Borrowers knowledge, there are no proceedings or actions which are threatened or pending against any Obligor which might result in any material adverse change in its financial condition; and (k) Borrower has filed a Notice of Business Activities Report or a Certificate of Authority or similar report with the appropriate office or department in states where Account Obligors are located and where such reports are required as a condition to commencing or maintaining an action in the courts of such states, or Borrower has demonstrated to Banks satisfaction that it is exempt from any such requirements under such states law.

4.3 Any of Banks officers, employees or agents shall have the right, at any time or times hereafter, in Banks name or in the name of a nominee of Bank, to verify the validity, amount or any other matter relating to any Accounts by mail, telephone, facsimile or otherwise and to sign Borrowers name on any verification of Accounts and notices thereof to Obligors. All costs, fees and expenses relating thereto incurred by Bank (or for which Bank becomes obligated) shall be part of Borrowers Liabilities, payable by Borrower to Bank on demand.

4.4 Unless Bank notifies Borrower in writing that Bank suspends any one or more of the following requirements, Borrower shall: (a) promptly upon Borrowers learning thereof, inform Bank, in writing, of any material delay in Borrowers performance of any of its obligations to any Obligor and of any assertion of any claims, offsets or counterclaims by any Obligor and of any allowances, credits and/or other monies granted by Borrower to any Obligor;
(b) not permit or agree to any extension, compromise or settlement with respect to Accounts which constitute, in the aggregate, more than 5% of all Accounts then owing to Borrower; and (c) keep all goods returned by any Obligor and all goods repossessed or stopped in transit by Borrower from any Obligor segregated from other property of Borrower, immediately notify Bank of Borrowers possession of such goods, and hold the same as trustee for Bank until otherwise directed in writing by Bank.

4.5 Bank shall have the right, now and at any time or times hereafter, at its option, without notice thereof to Borrower: (a) to notify any or all Obligors that the Accounts and Special Collateral have been assigned to Bank and the Bank has a security interest therein; (b) to direct such Obligors to make all payments due from them to Borrower upon the Accounts and Special Collateral directly to Bank; and (c) to enforce payment of and collect, by legal proceedings or otherwise, the Accounts and Special Collateral in the name of Bank and Borrower.


4.6 Borrower, irrevocably, hereby designates, makes, constitutes and appoints Bank (and all Persons designated by Bank) as Borrowers true and lawful attorney (and agent-in-fact), with power, upon an Event of Default, or an event or condition which with notice or lapse of time would constitute an Event of Default, without notice to Borrower and in Borrowers or Banks name:
(a) to demand payment of Accounts; (b) to enforce payment of the Accounts by legal proceedings or otherwise; (c) to exercise all of Borrowers rights and remedies with respect to the collection of the Accounts; (d) to settle, adjust, compromise, discharge, release, extend or renew the Accounts; (e) to settle, adjust or compromise any legal proceedings brought to collect the Accounts; (f) to sell or assign the Accounts upon such terms, for such amounts and at such time or times as Bank deems advisable: (g) to prepare, file and sign Borrowers name on any Notice of Lien, Assignment or Satisfaction of Lien or similar document in connection with the Accounts and Special Collateral; or

(h) to prepare, file and sign Borrowers name on any Proof of Claim in Bankruptcy or similar document against any Obligor.

5. WARRANTIES, REPRESENTATIONS AND COVENANTS:
INSURANCE AND TAXES


5.1 Borrower, at its sole cost and expense, shall keep and maintain: (a) the Collateral insured for the full insurable value against all hazards and risks ordinarily insured against by other owners or users of such properties in similar businesses; and (b) business interruption insurance and public liability and property damage insurance relating to Borrowers ownership and use of its assets. All such policies of insurance shall be in a form with insurers and in such amounts as may be satisfactory to Bank. Borrower shall deliver to Bank the original (or certified) copy of each policy of insurance, or a certificate of insurance, and evidence of payment of all premiums for each such policy. Such policies of insurance (except those of public liability) shall contain a standard form lenders loss payable clause, in form and substance acceptable to Bank, showing loss payable to Bank, and shall provide that: (i) the insurance companies will give Bank at least thirty (310) days written notice before any such policy or policies of insurance shall be altered or canceled; and (ii) no act or default of Borrower or any other Person shall effect the right of Bank to recover under such policy or policies of insurance in case of loss or damage. Borrower hereby directs all insurers under such policies of insurance (except those of public liability) to pay all proceeds payable thereunder directly to Bank and hereby authorizes Bank to make, settle, and adjust claims under such policies of insurance and endorse the name of Borrower on any check, draft, instrument or other item of payment for the proceeds of such policies of insurance.

5.2 Borrower shall pay promptly, when due, all Charges, and shall not permit any Charges to arise, or to remain and will promptly discharge the same.

6. WARRANTIES, REPRESENTATIONS AND COVENANTS:
GENERAL

6.1 Borrower warrants and represents to and covenants with Bank that: (a) Borrower has the right, power and capacity and is duly authorized and empowered to enter into, execute, deliver and perform this Agreement and Other Agreements; (b) the execution, delivery and/or performance by Borrower of this Agreement and Other Agreements shall not, by the lapse of time, the giving of notice or otherwise, constitute a violation of any applicable law or a breach of any provision contained in Borrowers Articles of Incorporation, By-Laws, Articles of Partnership, Articles of Organization, Operating Agreement or similar document, or contained in any agreement, instrument or document to which Borrower is now or hereafter a party or by which it is or may be bound;
(b) Borrower has and at all times hereafter shall have good, indefeasible and merchantable title to and ownership of the Collateral free and clear of all liens, claims, security interests and encumbrances except those of Bank: (d) Borrower is now and at all times hereafter, shall be solvent and generally paying its debts as they mature and Borrower now owns and shall at all times hereafter own property which, at a fair valuation, is greater than the sum of its debts; (e) Borrower is not and will not be during the term hereof in violation of any applicable federal, state or local statute. regulation or ordinance that, in any respect materially and adversely affects its business, property, assets, operations or condition, financial or otherwise; and (f) Borrower is not in default with respect to any indenture, loan agreement, mortgage, deed or other similar agreement relating to the borrowing of monies to which it is a party or by which it is bound.


6.2 Borrower warrants and represents to and covenants with Bank that Borrower shall not, without Banks prior written consent thereto: (a) grant a security interest in or assign any of the Collateral to any Person or permit, grant, or suffer a lien, claim or encumbrance upon any of the Collateral, (b) sell or transfer any of the Collateral not in the ordinary course of business;
(c) receiver, trustee, custodian or assignee for the benefit of creditors: (f) if a notice of lien, levy or assessment is filed of record or given to Borrower with respect to all or any of Borrowers assets by any federal, state, local department or agency; (g) if Borrower or any guarantor of Borrowers Liabilities becomes insolvent or generally fails to pay or admits in writing its inability to pay debts as they become due, if a petition under Title 11 of the United States Code or any similar law or regulation is filed by or against Borrower or any such guarantor, if Borrower or any such Guarantor shall make an assignment for the benefit of creditors, if any case or proceeding is filed by or against Borrower or any such guarantor for its dissolution or liquidation. if Borrower or any such guarantor is enjoined, restrained or in any way prevented by court order from conducting all or any material part of its business affairs; (h) the death or incompetency of Borrower or any guarantor of Borrowers Liabilities, or the appointment of a conservator for all or any portion of Borrowers assets or the Collateral; (i) the revocation, termination, or cancellation of any guaranty of Borrowers Liabilities without written consent of Bank; (j) if a contribution failure occurs with respect to any pension plan maintained by Borrower or any corporation, trade or business that is, along with Borrower, a member of a controlled group of corporations or controlled group of trades or businesses (as described in Sections 414(b) and (c) of the Internal Revenue Code of 1986 or Section 4001 of ERISA) sufficient to give rise to a lien under Section 302(f) of ERISA, (k) if Borrower or any guarantor of Borrowers Liabilities is in default in the payment of any obligations, indebtedness or other liabilities to any third party and such default is declared and is not cured within the time, if any, specified therefor in any agreement governing the same; (1) if any material statement, report or certificate made or delivered by Borrower, any of Borrowers partners, officers, employees or agents or any guarantor of Borrowers Liabilities is not true and correct; or (m) if Bank is reasonably insecure.

7.2 All of Banks rights and remedies under this Agreement and the Other Agreements are cumulative and non-exclusive.

7.3 Upon an Event of Default or the occurrence of any one of the events described in Paragraph 7.1, without notice by Bank to or demand by Bank of Borrower, Bank shall have no further obligation to and may then forthwith cease advancing monies or extending credit to or for the benefit of Borrower under this Agreement and the Other Agreements. Upon an Event of Default, without notice by Bank to or demand by Bank of Borrower, Borrowers Liabilities shall be immediately due and payable.

7.4 Upon an Event of Default, Bank, in its sole and absolute discretion, may exercise any one or more of the rights and remedies accruing to a secured party under the Uniform Commercial Code of the relevant state and any other applicable law upon default by a debtor.

7.5 Upon an Event of Default, Borrower, immediately upon demand by Bank, shall assemble the Collateral and make it available to Bank at a place or places to be designated by Bank which is reasonably convenient to Bank and Borrower. Borrower recognizes that in the event Borrower fails to perform, observe or discharge any of its obligations or liabilities under this Agreement or the Other Agreements, no remedy of law will provide adequate relief to Bank, and agrees that Bank shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages.

7.6 Upon an Event of Default, without notice, demand or legal process of any kind, Bank may take possession of any or all of the Collateral (in addition to Collateral of which it already has possession), wherever it may be found, and for that purpose may pursue the same wherever it may be found, and may enter into any of Borrowers premises where any of the Collateral may be or is supposed to be, and search for, take possession of, remove, keep and store any of the Collateral until the same shall be sold or otherwise disposed of, and Bank shall have the right to store the same in any of Borrowers premises without cost to Bank.

7.7 Any notice required to be given by Bank of a sale, lease, or other disposition of the Collateral or any other intended action by Bank, (i) deposited in the United States mail, postage prepaid and duly addressed to Borrower at the address specified at the beginning of this Agreement, or (ii) sent via certified mail, return receipt requested, or (iii) sent via facsimile, or (iv) delivered personally, not less than ten (10) days prior to such proposed action, shall constitute commercially reasonable and fair notice to Borrower.

7.8 Upon an Event of Default, Borrower agrees that Bank may, if Bank deems it reasonable, postpone or adjourn any such sale of the Collateral from time to time by an announcement at the time and place of sale or by announcement at the time and place of such postponed or adjourned sale, without being required to give a new notice of sale. Borrower agrees that Bank has no obligation to preserve rights against prior parties to the Collateral. Further, to the extent permitted by law. Borrower waives and releases any cause of action and claim against Bank as a result of Banks possession, collection or sale of the Collateral, any liability or penalty for failure of Bank to comply with any requirement imposed on Bank relating to notice of sale, holding of sale or reporting of sale of the Collateral, and any right of redemption from such sale.



8. GENERAL

8.1 Borrower waives the right to direct the application of any and all payments at any time or times hereafter received by Bank on account of Borrowers Liabilities and Borrower agrees that Bank shall have the continuing exclusive right to apply and re-apply any and all such payments in such manner as Bank may deem advisable, notwithstanding any entry by Bank upon any of its books and records.

8.2 Borrower covenants, warrants and represents to Bank that all representations and warranties of Borrower contained in this Agreement and the Other Agreements shall be true from the time of Borrowers execution of this Agreement to the end of the original term and each renewal term hereof. All of Borrowers warranties, representations, undertakings, and covenants contained in this Agreement or the Other Agreements shall survive the termination or cancellation of the same.

8.3 The terms and provisions of this Agreement and the Other Agreements shall supersede any prior agreement or understanding of the parties hereto, and contain the entire agreement of the parties hereto with respect to the matters covered herein. This Agreement and the Other Agreements may not be modified, altered or amended except by an agreement in writing signed by Borrower and Bank. Except for the provisions of Section 2 hereof which shall terminate as provided in paragraph 2.8, this Agreement shall continue in full force and effect so long as any portion or component of Borrowers Liabilities shall be outstanding. Should a claim (Recovery Claim) be made upon the Bank at any time for recovery of any amount received by the Bank in payment of Borrowers Liabilities (whether received from Borrower or otherwise) and should the Bank repay all or part of said amount by reason of (1) any judgment, decree or order of any court or administrative body having jurisdiction over Bank or any of its property; or (2) any settlement or compromise of any such Recovery Claim effected by the Bank with the claimant (including Borrower), this Agreement and the security interests granted Bank hereunder shall continue in effect with respect to the amount so repaid to the same extent as if such amount had never originally been received by the Bank, notwithstanding any prior termination of this Agreement, the return of this Agreement to Borrower, or the cancellation of any note or other instrument evidencing Borrowers Liabilities. Borrower may not sell, assign or transfer this Agreement, or the Other Agreements or any portion thereof


8.4 Banks failure to require strict performance by Borrower of any provision of this Agreement shall not waive, affect or diminish any right of Bank thereafter to demand strict compliance and performance therewith. Any suspension or waiver by Bank of an Event of Default by Borrower under this Agreement or the Other Agreements shall not suspend, waive or affect any other Event of Default by Borrower under this Agreement or the Other Agreements, whether the same is prior or subsequent thereto and whether of the same or of a different type. None of the undertakings, agreements, warranties, covenants and representations of Borrower contained in this Agreement or the Other Agreements and no Event of Default by Borrower under this Agreement or the Other Agreements shall be deemed to have been suspended or waived by Bank unless such suspension or waiver is by an instrument in writing signed by an officer of Bank and directed to Borrower specifying such suspension or waiver.

8.5 If any provision of this Agreement or the Other Agreements or the application thereof to any Person or circumstance is held invalid or unenforceable, the remainder of this Agreement and the Other Agreements and the application of such provision to other Persons or circumstances will not be affected thereby and the provisions of this Agreement and the Other Agreements shall be severable in any such instance.

8.6 This Agreement and the Other Agreements shall be binding upon and inure to the benefit of the successors and assigns of Borrower and Bank. This provision, however, shall not be deemed to modify Paragraph 83 hereof.

8.7 Borrower hereby appoints Bank as Borrowers agent and attorney-in-fact for the purpose of carrying out the provisions of this Agreement and taking any action and executing any agreement, instrument or document which Bank may reasonably deem necessary or advisable to accomplish the purposes hereof which appointment is irrevocable and coupled with an interest. All monies paid for the purposes herein, and all costs, fees and expenses paid or incurred in connection therewith, shall be part of Borrowers Liabilities, payable by Borrower to Bank on demand.

8.8 This Agreement, or a carbon, photographic or other reproduction of this Agreement or of any Uniform Commercial Code financing statement covering the Collateral or any portion thereof, shall be sufficient as a Uniform Commercial Code financing statement and may be filed as such.

8.9 Except as otherwise provided in the Other Agreements, if any provision contained in this Agreement is in conflict with, or inconsistent with, any provision in the Other Agreements, the provision contained in this Agreement shall govern and control.

8.10 Except as otherwise specifically provided in this Agreement, Borrower waives any and all notice or demand which Borrower might be entitled to receive by virtue of any applicable statute or law, and waives presentment, demand and protest and notice of presentment, protest, default, dishonor, non-payment, maturity, release, compromise, settlement, extension or renewal of any and all agreements, instruments or documents at any time held by Bank on which Borrower may in any way be liable.

8.11 Until Bank is notified by Borrower to the contrary in writing by registered or certified mail directed to Banks principal place of business, the signature upon this Agreement or upon any of the Other Agreements of any partner, manager, employee or agent of the Borrower, or of any other Person designated in writing to Bank by any of the foregoing, shall bind Borrower and be deemed to be the duly authorized act of Borrower.

8.12 This Agreement and the Other Agreements shall be governed and controlled by the internal laws of the State of Illinois; and not the law of conflicts.

8.13 If at anytime or times hereafter, whether or not Borrowers
Liabilities are outstanding at such time, Bank: (a) employs counsel for advice or other representation, (i) with respect to the Collateral, this Agreement, the Other Agreements or the administration of Borrowers Liabilities, (ii) to represent Bank in any litigation, arbitration, contest, dispute, suit or proceeding or to commence, defend or intervene or to take any other action in or with respect to any litigation, arbitration, contest, dispute, suit or proceeding (whether instituted by Bank, Borrower or any other Person) in any way or respect relating to the Collateral, this Agreement, the Other

Agreements, or Borrowers affairs, or (iii) to enforce any rights of Bank against Borrower or any other Person which may be obligated to Bank by virtue of this Agreement or the Other Agreements, including, without limitation, any Obligor; (b) takes any action with respect to administration of Borrowees Liabilities or to protect, collect, sell, liquidate or otherwise dispose of the Collateral; and/or (c) attempts to or enforces any of Banks rights or remedies under this Agreement or the Other Agreements, including, without limitation, Banks rights or remedies with respect to the Collateral, the reasonable costs and expenses incurred by Bank in any manner or way with respect to the foregoing, shall be part of Borrowers Liabilities, payable by Borrower to Bank on demand.


8.14 BORROWER IRREVOCABLY AGREES THAT, SUBJECT TO BANKS SOLE AND ABSOLUTE ELECTION, ALL ACTIONS OR PROCEEDINGS IN ANY WAY, MANNER OR RESPECT, ARISING OUT OF OR FROM OR RELATED TO THIS AGREEMENT, THE OTHER AGREEMENTS OR THE COLLATERAL SHALL BE LITIGATED ONLY IN COURTS HAVING SITUS WITHIN THE CITY OF CHICAGO, STATE OF ILLINOIS. BORROWER HEREBY CONSENTS AND SUBMITS TO THE JURISDICTION OF ANY LOCAL, STATE OR FEDERAL COURT LOCATED WITHIN SAID CITY AND STATE. BORROWER HEREBY WAIVES ANY RIGHT IT MAY HAVE TO TRANSFER OR CHANGE THE VENUE OF ANY LITIGATION BROUGHT AGAINST BORROWER BY BANK IN ACCORDANCE WITH THIS PARAGRAPH.

8.15 BORROWER HEREBY IRREVOCABLY WAIVES ANY RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT, COUNTERCLAIM OR PROCEEDING (1) TO ENFORCE OR DEFEND ANY RIGHTS UNDER OR IN CONNECTION WITH THIS AGREEMENT, THE OTHER AGREEMENTS, OR ANY AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH OR THEREWITH, OR (11) ARISING FROM ANY DISPUTE OR CONTROVERSY ARISING IN CONNECTION WITH OR RELATED TO THIS AGREEMENT, THE OTHER AGREEMENTS, OR ANY SUCH AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT, AND AGREES THAT ANY SUCH ACTION, SUIT, COUNTERCLAIM OR PROCEEDING SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.

IN WITNESS WHEREOF, this Agreement has been duly executed as of the day and year specified at the beginning hereof.

BORROWER:

Phillips & Johnston, Inc.
an Illinois corporation


By:     /s/Christopher L. Kowalski
Christopher L. Kowalski
President


By:     /s/ Robert N. Pressly
Robert N. Pressly
Vice President



Accepted this 9th day of April, 1997, at Barks principal place of business in the City of Chicago, State of Illinois.

                                           AMERICAN NATIONAL BANK AND
                                            TRUST COMPANY OF CHICAGO

                                           By: /s/Richard D. Yanney

                                           Print or Type Name: Richard D. Yanney

                                           Its: Vice President

                                                                 Exhibit 23.1





Webco Industries, Inc.
9101 West 21st Street
Sand Springs, OK 70463

We consent to the incorporation by reference in the registration statements of Webco Industries, Inc. on Form S-3 (File No. 333-49219) and Form S-8 (File No. 333-22779) of our report dated September 9, 1998, on our audits of the consolidated financial statements and financial statement schedule of Webco Industries, Inc. as of July 31, 1998 and 1997, and for the years ended July 31, 1998, 1997, and 1996, which report is included in the Annual Report on Form 10-K of Webco Industries, Inc. for the fiscal year ended July 31, 1998.


PricewaterhouseCoopers LLP

Tulsa, Oklahoma
October 27, 1998

                                                                  Exhibit 23.2



Webco Industries, Inc.
9101 West 21st Street
Sand Springs, OK 70463

We consent to the incorporation by reference in the registration statements of Webco Industries, Inc. on Form S-3 (File No. 333-49219) and Form S-8 (File No. 333-22779) of our report dated June 29, 1998, on our audits of the financial statements of Phillips & Johnston, Inc. as of December 31, 1997, and for the years ended December 31, 1997, and 1996, which report is included in the Annual Report on Form 10-K of Webco Industries, Inc. for the fiscal year ended July 31, 1998.


Dugan & Lopatka

Wheaton, Illinios
October 27, 1998