Form 10-Q
period 1998-10-31
WEBCO INDUSTRIES INC
filed 1998-12-15
CIK 916314

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE      ACT OF 1934

For the quarterly period ended     October 31, 1998

                                 or

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,169,000 shares of Common Stock, $0.01 par value, as of December 1, 1998.

                WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                        TABLE OF CONTENTS
                                                               Page
                                                               Number
                                                               ________

PART I     FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited):
                    Balance Sheets                               3
                    Statements of Income                         4
                    Statements of Cash Flows                     5
                    Notes to Unaudited Financial Statements      6-8
                    Report of Review by Independent
                         Accountants                             9

          Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                   10-14

PART II     OTHER INFORMATION

          Item 1.    Legal Proceedings                           15
          Item 2.    Changes in Securities                       15
          Item 3.    Defaults Upon Senior Securities             15
          Item 4.    Submission of Matters to a Vote of
                       Security Holders                          15
          Item 5.    Other Information                           15
          Item 6.    Exhibits and Reports on Form 8-K            15

SIGNATURES                                                       16

                 WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                           BALANCE SHEETS
                (Dollars in thousands, except par value)
                            (Unaudited)
                                                    October 31,      July 31,
                                         ASSETS        1998            1998
Current assets:
     Cash                                         $      264      $      266
     Accounts receivable, net                         19,794          19,874
     Inventories                                      28,843          27,775
     Prepaid expenses                                    256             205
     Deferred income tax asset                         2,019           2,740

          Total current assets                        51,176          50,860

Property, plant and equipment:
     Land                                              1,436           1,436
     Buildings and                                    14,571          14,571
     Machinery and equipment                          60,396          60,138
     Furniture and fixtures                            5,007           4,975
     Construction in progress                          8,092           5,261
     Less accumulated depreciation and amortization  (30,865)        (29,751)

     Net property, plant and equipment                58,637          56,630

Notes receivable from related parties                  1,774           1,774

Other assets, net                                      2,586           2,494

          Total assets                            $  114,173      $  111,758



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $   13,397      $   11,760
     Accrued liabilities                               7,066           6,957
     Current portion of long-term debt                   444           1,282

          Total current liabilities                   20,907          19,999

Long-term debt                                        33,384          32,894

Deferred income tax liability                         10,425          10,620

Contingencies (Note 3)

Stockholders' equity:
     Common stock, $.01 par value, 12,000,000 shares
         authorized, 7,169,000 shares
         issued and outstanding                           72              72
     Additional paid-in capital                       36,179          36,179
     Retained earnings                                13,206          11,994

                                                      49,457          48,245

    Total liabilities and stockholders' equity    $  114,173      $  111,758

          See accompanying notes to unaudited financial statements.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                            STATEMENTS OF INCOME
          (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)

                                                      Three Months Ended
                                                         October 31,

                                                     1998            1997
Net sales                                          $  36,583     $   34,538
Cost of sales                                         29,616         29,248

Gross profit                                           6,967          5,290

Commission income                                        194            228

Selling, general and administrative expenses           4,606          3,508

Income from operations                                 2,555          2,010

Interest expense                                         599            633

Income before income taxes                             1,956          1,377

Provision for income taxes                               744            338

Net income                                         $   1,212     $    1,039
Pro forma net income (1)                                         $      845

Net income per common share:
     Basic                                         $     .17     $      .14
     Diluted                                       $     .17     $      .14

Pro forma net income per common share: (1)
     Basic                                                       $      .12
     Diluted                                                     $      .12

Weighted average common shares outstanding:
     Basic                                             7,169          7,169
     Diluted                                           7,193          7,231

(1) Pro forma net income for the three months ended October 31, 1997 includes a provision for income taxes on the earnings of Phillips & Johnston, Inc., which prior to its merger with Webco in June 1998, was taxed as an S-Corporation. Pro forma income taxes have been calculated using an effective tax rate of 38% (34% Federal and 4% state).


            See accompanying notes to unaudited financial statements.

                    WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                        STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)
                                                         Three Months Ended
                                                             October 31,

                                                        1998             1997
Cash flows from operating activities:
     Net income                                      $  1,212         $  1,039
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation and amortization            1,207              929
               Loss (gain) on write-off and disposition
                    of property, plant and equipment       (7)              10
               Deferred tax expense                       526              324
               (Increase) decrease in:
                    Accounts receivable                    80             (921)
                    Inventories                        (1,068)          (1,007)
                    Prepaid expenses                      (51)             106
               Increase (decrease) in:
                    Accounts payable                    1,236             (531)
                    Accrued liabilities                   109              451

     Net cash provided by operating activities          3,244              400

Cash flows from investing activities:
     Capital expenditures                              (3,057)          (2,430)
     Proceeds from sale of property, plant and equipment    7               -
     Advances to stockholder                               -               (38)
     Other                                               (177)            (102)
     Net cash used in investing activities             (3,227)          (2,570)

Cash flows from financing activities:
     Proceeds from long-term debt                      34,735           34,675
     Principal payments on long-term debt             (35,083)         (31,128)
     Dividends paid                                        -              (256)
     Increase (decrease) in book overdrafts               329             (584)

     Net cash provided by (used in) financing activities  (19)           2,707


Net change in cash                                         (2)             537

Cash, beginning of period                                 266              202

Cash, end of period                                  $    264         $    739


           See accompanying notes to unaudited financial statements.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                    Notes to Unaudited Financial Statements

Note 1 - General

     The accompanying unaudited condensed consolidated financial statements of Webco Industries, Inc. and Subsidiary ("Webco" or the "Company") include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at October 31, 1998 and results of operations for the three months ended October 31, 1998 and October 31, 1997, and cash flows for the three months ended October 31, 1998 and October 31, 1997. Results for the three months ended October 31, 1998 are not necessarily indicative of results which will be realized for the full fiscal year. Results for the three months-ended October 31, 1997 have been restated to reflect the June 1998 merger with Phillips & Johnston, Inc. The year-end balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended July 31, 1998, included in the Company's Form 10-K for the year ended July 31, 1998.

Note 2 - Inventory

     At October 31, 1998 and July 31, 1998, the components of inventory were as follows:

                                    October 31, 1998         July 31, 1998
          Raw materials               $14,281,000             $13,614,000
          Work-in-process               1,703,000               1,860,000
          Finished goods               11,194,000              10,664,000
          Maintenance parts
            and supplies                1,665,000               1,637,000

               Total inventories      $28,843,000             $27,775,000

Note 3 - Contingencies

The Company is a party to various lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

The reader should refer to the Company's 1998 Form 10-K: Part I, Item 3 "Legal Proceedings" for additional information regarding these matters.

                WEBCO INDUSTRIES, INC. AND SUBSIDIARY
               Notes to Unaudited Financial Statements

Note 4 - Common Stock and Common Stock Equivalents

Presented below is a reconciliation of the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share and diluted weighted average shares, which are used in computing diluted earnings per share.



                                                       Three Months Ended
                                                           October 31,

                                                     1998              1997

Basic EPS:
Weighted average shares outstanding               7,169,000          7,169,000


Effect of dilutive securities: Options               24,000             62,000

Diluted EPS:
Diluted weighted average shares outstanding       7,193,000          7,231,000


Anti-dilutive options outstanding:
    Number of options                               227,300            215,500

    Weighted average exercise price                 $  7.30            $  7.26


Note 5 - Segment Information

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

The Company measures segment profit or loss as segment income before income taxes. Information on the Company's segments is as follows:

                                               Tubing
                                              Products     QuikWater     Total
                                                    (Dollars in Thousands)

Quarter-ended October 31, 1998:
     Revenues                               $  35,846     $  737    $  36,583
     Segment profit or (loss)                   2,358       (402)       1,956

Quarter-ended October 31, 1997:
     Revenues                                  34,184        354       34,538
     Segment profit or (loss)                   1,829       (452)       1,377

<AUDIT-REPORT>
                    INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders
Webco Industries, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Webco Industries, Inc. and subsidiary as of October 31, 1998, and the related condensed consolidated statements of income for the three month periods ended October 31, 1998 and 1997 and cash flows for the three-month periods ended October 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Webco Industries, Inc. and subsidiary as of July 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 9, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1998 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



PricewaterhouseCoopers LLP


Tulsa, Oklahoma
November 23, 1998
</AUDIT-REPORT>

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

Webco Industries, Inc., an Oklahoma corporation founded in 1969 by F. William Weber, chairman of the board and chief executive officer, is a specialty manufacturer of high-quality carbon steel tubing and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: welded carbon heat exchanger tubing, welded boiler tubing, stainless tube and pipe, and advanced carbon mechanical tubing for use in consumer durable and capital goods. Management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger tubing and welded carbon boiler tubing, and the leading supplier of stainless tubing for certain niche applications. The Company's subsidiary, Phillips & Johnston, Inc. ("P&J"), represents several manufacturers in the sale of various non-competing mechanical and specialty tubular products made from copper, brass, aluminum, stainless steel and carbon steel, among others. This representation allows the Company to better serve its customers by offering a full range of tubing products. The Company's QuikWater division manufactures and markets a patented direct contact water heater for commercial and industrial applications. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,300 customers throughout North America.

Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its subsidiary, P&J, on a combined basis.

Results of Operations for the Three Months Ended October 31, 1998 Compared to the Three Months Ended October 31, 1997

Manufactured Tubing Product sales for the quarter ended October 31, 1998 were $32,332,000, an increase of 3.2% over the $31,341,000 for the same quarter last year. The $991,000 increase in net sales is primarily the result of a 10.3% increase in the average net sales price per ton, which was partially offset by a 6.4% decrease in the tonnage of tubing sold. The increase in the average net selling price is a reflection of improved pricing structures in stainless products combined with a sales mix emphasizing higher priced products. A decrease in sales of mechanical tubing was primarily responsible for the overall decrease in the tonnage of tubing sold.

Gross profit for Manufactured Tubing Products increased to $6,079,000 or 18.8% of net sales for the first quarter of fiscal 1999 from $4,660,000 or 14.9% of net sales for the same period in fiscal 1998. This is a function of a 10.3% increase in the average net sales price per ton, noted above, which was partially offset by a 7.5% increase in the average manufactured cost per ton of tubing sold.


Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products increased 23.6% to $3,514,000 for the period ended October 31, 1998 from $2,843,000 for the period ended October 31, 1997. While there were some increases in sales prices, the increase in sales is primarily the result of volume increases.
Gross profit from Other Tubing Products increased to $806,000 or 22.9% of net sales for the first quarter of fiscal 1999 from $662,000 or 23.3% of net sales for the same period in fiscal 1998.

Sales for Quikwater were $737,000 for the first quarter of fiscal 1999, which is double the $354,000 in sales for the same period in fiscal 1998. The increase is the result of an expanded sales force and a continued increase of recognition in the market place.

Gross profit for QuikWater was $82,000 for the first period of fiscal 1999 as compared to ($32,000) for the same period of fiscal 1998. This increase is a reflection of lower manufacturing fixed costs and to semi-fixed costs being spread over higher volumes.

Commission income, which is generated by P&J's non-Webco sales representative business, decreased slightly to $194,000 in the first fiscal quarter of 1999 from $228,000 in the same period of fiscal 1998. The decrease relates to the loss of or resignation from customer accounts.

Selling, general and administrative expenses were $4,606,000 for the first quarter of fiscal 1999 compared to $3,508,000 for the same quarter of fiscal 1998. The increase in the current quarter is primarily the result of a $290,000 increase in profit sharing and bonuses to employees, $306,000 in legal fees related to the Thermatool litigation, and $160,000 of expense related to the installation of an enterprise software system.

Income from operations for the current quarter increased to $2,555,000
(7.0% of net sales) as compared to $2,010,000 (5.8% of net sales) for the same quarter last year. The increase is primarily attributable to the increase in the average net selling price per ton which was partially offset by the increase in the average manufactured cost per ton.

Interest expense for the current period was $599,000 ($692,000 prior to interest capitalization) as compared to interest expense of $633,000 ($705,000 prior to interest capitalization) for the same quarter last year. The slight decrease in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended October 31, 1998 being $32.4 million as compared to $33.9 million for the same period last year. In addition, the related average interest rate decreased slightly to 7.43% in the first quarter of fiscal 1999 from 7.67% in the first quarter of fiscal 1998.

The recorded income tax expense for the quarter ended October 31, 1998 is based upon the estimated annual effective federal and state income tax rates.


Liquidity and Capital Resources

Net cash provided by operations was $3,244,000 for the three months ended October 31, 1998 versus $400,000 for the three-month period ended October 31, 1997. While receivables decreased by $80,000 during the current period and increased by $921,000 for the same period last year, inventories increased $1,068,000 and $1,007,000 during the first quarter of fiscal 1999 and 1998, respectively. Accounts payable increased by $1,236,000 in the current quarter and decreased by $531,000 in the comparable quarter of fiscal 1998. In addition, accrued liabilities increased by $109,000 for the period ended October 31, 1998 as compared to an increase of $451,000 during the same period last year.

     Net cash used in investing activities for the three months ended October 31, 1998 was $3,227,000, which was $657,000 greater than the $2,570,000 used in investing activities during the same period in fiscal 1998. Capital expenditures made during the quarter related to the initial expenditures for the expansion of the Oil City facility, installation of new computer software and continued progress with the expansion of the stainless facility, as well as other projects which are expected to increase capacity and improve productivity.

     The Company's capital needs have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company experienced. The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies. The Company foresees a continuance of this strategy in the future. The Company is currently evaluating expanding its carbon tubing manufacturing capacity.

The Company's financing arrangements provide for a term loan of $25 million and a line of credit of $20 million. As of October 31, 1998, the Company had $25 million outstanding on the term loan, and $7.2 million under the revolving line of credit. These loans mature on August 31, 2002 and are collateralized by substantially all of the Company's assets other than the Sand Springs and Oil City real estate. The Company may have borrowings and outstanding letters of credit ($550,000 at October 31, 1998) under the revolving credit facility up to the lesser of $20.0 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At October 31, 1998, $12.3 million was available for borrowing under this line of credit.

P&J has a line of credit agreement for $2,000,000 and a term note of $250,000 with its primary lender. As of October 31, 1998 the Company had $105,000 outstanding on the term loan, and no amounts outstanding under the line of credit. The line of credit matures on April 30, 1999 and the term loan matures in January 2000 and is collateralized by P&J's assets. At October 31, 1998, $2.0 million was available for borrowing under this line of credit.

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

The Company presently believes that with the implementation of the ERP system and the replacement of other non-compliant systems, the year 2000 issue will not pose significant operational problems for its computer systems. However, if installation of the ERP is not completed in a timely manner and non-compliant systems replaced, the year 2000 issue could have a material impact
on the operations of the Company.   Ramifications could include mismatched
material purchase orders and customer sales orders and a need to manually operate materials planning, purchasing, order backlog and capacity planning functions. A transition to manual operations could result in, among other things, damage to customer relationships, lost sales, and significant customer claims.

As of October 31, 1998, the Company had spent $2.9 million on the ERP system and the Company currently estimates another $3.1 will be expended to complete the project. Of the $6 million total expenditure, over 25% is hardware related, including upgrading the Company's mid-range computers and the placement of personal computers on the shop floor. Due to the necessity of technology upgrades generally, it would be arbitrary to allocate any portion of this project exclusively to the correction of year 2000 issues and therefore no such allocation has been attempted.

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


Forward Looking Statements

Certain statements in this Form 10-Q, including statements preceded by, or predicated upon the words "expects" and "believes", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others: general economic and business conditions, competition from imports, changes in manufacturing technology, industry capacity, domestic competition, raw material costs and availability, loss of significant customers and customer and vendor work stoppages, successful implementation of enterprise software and Year 2000 compliance by customers and vendors. The reader should refer to Part I, Item 1: "Forward Looking Statements" of the Company's Form 10-K for the year ended July 31, 1998 for additional information regarding this matter.

PART II OTHER INFORMATION

Item  1.  Legal Proceedings

In August 1997, the Company filed an action, Webco Industries, Inc. vs. Thermatool Corporation and Alpha Industries, Inc., relating to certain cut-off equipment sold to the Company and installed on Mill 3, which did not perform to specifications. The case, filed in the United States District Court for the Northern District of Oklahoma (Case No. 97-CV-708H (W)), seeks recoveries including, but not limited to, the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company. The trial is currently set for January 19, 1999. On December 1, 1998, the court ruled that the Company could not collect incidental and consequential damages including lost profits and limited the Company's possible recovery to the purchase price of the equipment plus the cost of certain improvements.
The Company intends to appeal this ruling. There can be no assurance that the Company will prevail in all or in part of its action, or that if successful, any recoveries will be commensurate with the damages suffered by the Company.

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
              A. Exhibits

                  Exhibit 15.1: Letter Regarding Unaudited Interim Financial
                                Information

              B. Reports on Form 8-K

                  On September 11, 1998, the Company filed a report on Form 8-K/A for the purpose of filing historical audited and pro forma financial information relating to its merger with Phillips & Johnston, Inc.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WEBCO INDUSTRIES, INC. AND SUBSIDIARY



     December 14, 1998        /s/F. William Weber
                              F. William Weber
                              Chairman
                              Chief Executive Officer
                              Director


     December 14, 1998        /s/Dana S Weber
                              Dana S. Weber
                              President
                              Chief Operating Officer
                              Director


     December 14, 1998        /s/Michael P. Howard
                              Michael P. Howard
                              Treasurer
                              Chief Financial Officer
                              Vice President of Finance and Administration

                                                              EXHIBIT 15.1




WEBCO INDUSTRIES, INC.
LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION





Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D.C. 20549


Re:    Webco Industries, Inc.
       Registration on Form S-3 and S-8


We are aware that our report dated November 23, 1998, on our review of the interim financial information of Webco Industries, Inc. for the periods ended October 31, 1998 and 1997, and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-3 (File nos. 333-22779 and 333-67923) and S-8 (File no. 333-49219). Pursuant to Rule 436(c)
under the Securities Act of 1933, these reports should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of the Act.



PricewaterhouseCoopers LLP

Tulsa, Oklahoma
December 11, 1998