Form 10-Q
period 1999-01-31
WEBCO INDUSTRIES INC
filed 1999-03-17
CIK 916314

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark one)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE      ACT OF 1934

For the quarterly period ended January 31, 1999

_____________________________________________________________________________
                                   or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,169,000 shares of Common Stock, $0.01 par value, as of March 1, 1999.

                   WEBCO INDUSTRIES, INC.  AND SUBSIDIARY

                            TABLE OF CONTENTS
                                                                   Page
                                                                  Number


PART I     FINANCIAL INFORMATION

          Item 1.        Financial Statements (Unaudited):
                       Balance Sheets                                  3
                       Statements of Income                            4
                       Statements of Cash Flows                        5
                       Notes to Unaudited Financial Statements       6-8
                       Report of Review by Independent
                            Accountants                                9

          Item 2.     Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                10-15

PART II     OTHER INFORMATION

          Item 1.     Legal Proceedings                               16
          Item 2.     Changes in Securities                           16
          Item 3.     Defaults Upon Senior Securities                 16
          Item 4.     Submission of Matters to a Vote of
                          Security Holders                            16
          Item 5.     Other Information                               17
          Item 6.     Exhibits and Reports on Form 8-K                17

SIGNATURES                                                            18

                WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                          BALANCE SHEETS
              (Dollars in thousands, except par value)
                           (Unaudited)
                                                      January 31,     July 31,
                             ASSETS                     1999            1998

Current assets:
     Cash                                          $    1,226      $      266
     Accounts receivable, net                          17,038          19,874
     Inventories                                       30,095          27,775
     Prepaid expenses                                     657             205
     Deferred income tax asset                          2,019           2,740

          Total current assets                         51,035          50,860

Property, plant and equipment:
     Land                                               1,436           1,436
     Buildings and improvements                        14,693          14,571
     Machinery and equipment                           61,241          60,138
     Furniture and fixtures                             5,129           4,975
     Construction in progress                          10,254           5,261
     Less accumulated depreciation and amortization   (31,936)        (29,751)

     Net property, plant and equipment                 60,817          56,630

Notes receivable from related parties                   1,814           1,774

Other assets, net                                       2,519           2,494

          Total assets                             $  116,185      $  111,758

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                              $   11,635      $   11,760
     Accrued liabilities                                5,732           6,957
     Current portion of long-term debt                  1,749           1,282

          Total current liabilities                    19,116          19,999

Long-term debt                                         36,981          32,894

Deferred income tax liability                          10,459          10,620

Contingencies (Note 3)

Stockholders' equity:
     Common stock, $.01 par value, 12,000,000 shares
         authorized, 7,169,000 shares issued
         and outstanding                                   72              72
     Additional paid-in capital                        36,179          36,179
     Retained earnings                                 13,378          11,994

                                                       49,629          48,245

       Total liabilities and stockholders' equity  $  116,185      $  111,758

            See accompanying notes to unaudited financial statements.

                        WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                              STATEMENTS OF OPERATIONS
              (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)
                                             Three Months Ended     Six Months Ended
                                                 January 31,           January 31,

                                               1999      1998        1999      1998
Net sales                                   $ 32,124  $ 37,936    $ 68,707  $ 72,474
Cost of sales                                 27,512    31,159      57,128    60,407

Gross profit                                   4,612     6,777      11,579    12,067

Commission income                                234       206         428       434

Selling, general and administrative
expenses                                       3,963     4,240       8,569     7,748

Income from operations                           883     2,743       3,438     4,753

Interest expense                                 599       627       1,198     1,260

Income before income taxes                       284     2,116       2,240     3,493

Provision for income taxes                       112       638         856       976

Net income                                  $    172  $  1,478    $  1,384  $  2,517
Pro forma net income (1)                              $  1,304              $  2,149

Net income per common share:
     Basic                                  $    .02  $    .21    $    .19  $    .35
     Diluted                                $    .02  $    .21    $    .19  $    .35

Pro forma net income per common share: (1)
     Basic                                             $   .18              $    .30
     Diluted                                           $   .18              $    .30

Weighted average common shares outstanding:
     Basic                                     7,169     7,169       7,169     7,169
     Diluted                                   7,186     7,209       7,189     7,217


(1) Pro forma net income for the three months and six months ended January 31, 1998 include a provision for income taxes on the earnings of Phillips &
    Johnston, Inc., which prior to its merger with Webco in June 1998 was taxed as an S-Corporation. Pro forma income taxes have been calculated using an effective tax rate of 38% (34% Federal and 4% state).



          See accompanying notes to unaudited financial statements.

                        WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                              STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                   (Unaudited)
                                                                Six Months Ended
                                                                  January 31,

                                                               1999         1998
Cash flows from operating activities:
     Net income                                             $  1,384     $  2,517
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation and amortization                   2,407        1,907
               Loss (gain) on write-off and disposition
                    of property, plant and equipment              (8)           8
               Deferred tax expense                              560          952
               (Increase) decrease in:
                    Accounts receivable                        2,836       (3,461)
                    Inventories                               (2,320)       1,474
                    Prepaid expenses                            (443)         (16)
               Increase (decrease) in:
                    Accounts payable                             814          483
                    Accrued liabilities                       (1,226)         993

     Net cash provided by operating activities                 4,004        4,857

Cash flows from investing activities:
     Capital expenditures                                     (6,214)     (4,699)
     Proceeds from sale of property, plant and equipment           7           8
     Advances to stockholder                                     -           (38)
     Other                                                      (245)       (119)
     Net cash used in investing activities                    (6,452)     (4,848)

Cash flows from financing activities:
     Proceeds from long-term debt                             72,405      67,150
     Principal payments on long-term debt                    (67,853)    (64,747)
     Dividends paid                                               -         (887)
     Increase (decrease) in book overdrafts                   (1,144)     (1,490)

     Net cash provided by financing activities                 3,408          26


Net change in cash                                               960          35

Cash, beginning of period                                        266         202

Cash, end of period                                         $  1,226     $   237




            See accompanying notes to unaudited financial statements.

               WEBCO INDUSTRIES, INC. AND SUBSIDIARY
              Notes to Unaudited Financial Statements


Note 1 - General

     The accompanying unaudited condensed consolidated financial statements of Webco Industries, Inc. and Subsidiary ("Webco" or the "Company") include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at January 31, 1999 and results of operations for the three months and six months ended January 31, 1999 and January 31, 1998, and cash flows for the six months ended January 31, 1999 and January 31, 1998. Results for the three months and six months ended January 31, 1999 are not necessarily indicative of results which will be realized for the full fiscal year. Results for the three months and six months-ended January 31, 1998 have been restated to reflect the June 1998 (accounted for as a pooling of interests) merger with Phillips & Johnston, Inc. The year-end balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 1998.

Note 2 - Inventories


     At January 31, 1999 and July 31, 1998, inventories were as follows:

                                 January 31, 1999            July 31, 1998
          Raw materials           $  15,199,000             $  13,614,000
          Work-in-process             1,750,000                 1,860,000
          Finished goods             11,369,000                10,664,000
          Maintenance parts
              and supplies            1,777,000                 1,637,000

               Total inventories  $  30,095,000             $  27,775,000

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

               WEBCO INDUSTRIES, INC. AND SUBSIDIARY
              Notes to Unaudited Financial Statements


Note 4 - Common Stock and Common Stock Equivalents

Presented below is a reconciliation of the differences between actual weighted average shares outstanding and diluted weighted average shares.

                                     Three Months Ended       Six Months Ended
                                          January 31,           January 31,

                                      1999      1998         1999        1998

Basic EPS:
Weighted average shares
    outstanding                   7,169,000  7,169,000    7,169,000   7,169,000

Effect of dilutive securities:
   Options                           17,000     40,000       20,000      48,000

Diluted EPS:
Diluted weighted average
    shares outstanding            7,186,000  7,209,000    7,189,000   7,217,000


Anti-dilutive options outstanding:
    Number of options               215,500    182,000      215,500       9,500

    Weighted average exercise price  $ 7.26     $ 7.46       $ 7.26      $ 7.46

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

               WEBCO INDUSTRIES, INC. AND SUBSIDIARY
              Notes to Unaudited Financial Statements


Note 5 - Segment Information, Continued

The Company measures segment profit or loss as segment income before income taxes. Information on the Company's segments is as follows:


         Tubing
                                               Products    QuikWater     Total
                                                    (Dollars in Thousands)

Quarter-ended January 31, 1999:
    Revenues                                  $ 31,266     $  858      $ 32,124
    Segment pre tax income or (loss)               627       (343)          284

Quarter-ended January 31, 1998:
    Revenues                                    37,554        382        37,936
    Segment pre tax income or (loss)             2,513       (397)        2,116

Year to date January 31, 1999:
    Revenues                                    67,113      1,594        68,707
    Segment pre tax income or (loss)             2,985       (745)        2,240

Year to date January 31, 1998:
    Revenues                                    71,738       736         72,474
    Segment pre tax income or (loss)             4,342      (849)         3,493

<AUDIT-REPORT>
INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders
Webco Industries, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Webco Industries, Inc. and subsidiary as of January 31, 1999, and the related condensed consolidated statements of income for the three month and six month periods ended January 31, 1999 and 1998 and cash flows for the six-month periods ended January 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 19,1999
</AUDIT-REPORT>

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

Results of Operations for the Three Months Ended January 31, 1999 Compared to the Three Months Ended January 31, 1998

Manufactured Tubing Product sales for the quarter ended January 31, 1999 were $28,695,000, a decrease of 17.0% from the $34,583,000 for the same quarter last year. The $5,888,000 decrease in net sales is primarily the result of a 19.3% decrease in the tonnage of tubing sold, which was partially offset by a 2.8% increase in the average net sales price per ton. A decrease in sales of carbon tubing products, which was the result of low priced foreign imports and low demand for foreign exports, was primarily responsible for the overall decrease in the tonnage of tubing sold. The increase in the average net selling price is a combination of a change in sales mix towards lower priced products and improved pricing structures in stainless products, which more than offset a slight decrease in the net sales price per ton obtained for carbon products.

Gross profit for Manufactured Tubing Products decreased to $4,022,000 or 14.0% of net sales for the second quarter of fiscal 1999 from $6,041,000 or 17.5% of net sales for the same period in fiscal 1998. This is a function of a 7.1% increase in the average manufactured cost per ton of tubing sold which was partially mitigated by a 2.8% increase in the average net sales price per ton, noted above.

Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products decreased 13.5% to $2,571,000 for the period ended

January 31, 1999 from $2,971,000 for the period ended January 31, 1998. This was primarily the result of downward pricing pressure in the market place, which necessitated pricing reductions in order to maintain the existing customer base.

Gross profit from Other Tubing Products decreased to $468,000 or 18.2% of net sales for the second quarter of fiscal 1999 from $795,000 or 26.8% of net sales for the same period in fiscal 1998. This was the result of the reduction in sales prices noted above.

Sales for Quikwater were $858,000 for the second quarter of fiscal 1999, which is 125% more than the $382,000 in sales for the same period in fiscal 1998. The increase in sales is the result of a concentrated sales effort and a continued increase of recognition in the market place.

Gross profit for QuikWater was $122,000 for the second quarter of fiscal 1999 as compared to ($59,000) for the same period of fiscal 1998. This increase is a reflection of lower overall manufacturing fixed costs and semi-fixed costs being spread over higher volumes.

Commission income, which is generated by P&J's non-Webco sales representative business, increased 13.6% to $234,000 in the second quarter of fiscal 1999 from $206,000 in the same period of fiscal 1998.

Selling, general and administrative expenses were $3,963,000 for the second quarter of fiscal 1999 compared to $4,240,000 for the same quarter of fiscal 1998. The decrease in the current quarter is primarily the result of a $517,000 decrease in profit sharing and bonuses to employees, which was partially offset by an increase of $128,000 in legal fees related to the Thermatool litigation.

Income from operations for the current quarter decreased to $883,000
(2.7% of net sales) from $2,743,000 (7.2% of net sales) for the same quarter last year. The decrease is primarily attributable to an increase in the average cost per ton of tubing sold, which was partially offset by an increase in the average net sales price per ton.

Interest expense for the current period was $599,000 ($724,000 prior to interest capitalization) as compared to interest expense of $627,000 ($730,000 prior to interest capitalization) for the same quarter last year. The slight decrease in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended January 31, 1999 being $34.5 million as compared to $35.1 million for the same period last year. In addition, the related average interest rate decreased slightly to 7.34% in the second quarter of fiscal 1999 from 7.76% in the second quarter of fiscal 1998.

The recorded income tax expense for the quarter ended January 31, 1999 is based upon the estimated annual combined effective federal and state income tax rates.

Results of Operations for the Six Months Ended January 31, 1999 Compared to the Six Months Ended January 31, 1998

Manufactured Tubing Product sales for the six months ended January 31, 1999 decreased 8.1% to $60,844,000 as compared to $66,187,000 for the same period last year. The $5,343,000 decrease in net sales is primarily the result of a 13.1% decrease in the tonnage of tubing sold, which was partially offset by a 5.8% increase in the average net sales price per ton. The overall decrease in the tonnage of tubing sold was the result of a decrease in sales of carbon tubing products, which was the result of low priced foreign imports and low demand for foreign exports. The increase in the average net selling price is a combination of a change in sales mix towards lower priced products and improved pricing structures in stainless products, which more than offset a slight decrease in the net sales price per ton obtained for carbon products. In addition, the decrease in the quantity of lower priced boiler tubing products noted above also contributed to the increase in the average net selling price per ton.

Gross profit for Manufactured Tubing Products was $10,077,000 or 16.6% of net sales for the first six months of fiscal 1999 compared to $10,735,000 or 16.2% of net sales for the same period in fiscal 1998. This is a function of a 5.8% increase in the average net sales price per ton, noted above, which was substantially offset by a 5.4% increase in the average manufactured cost per ton of tubing sold.

Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products increased 12.9% to $6,269,000 for the six month period ended January 31, 1999 from $5,551,000 for the same period ended January 31, 1998. The increase in sales is primarily the result of volume increases.

Gross profit from Other Tubing Products decreased to $1,298,000 or 20.7% of net sales for the first six months of fiscal 1999 from $1,423,000 or 25.6% of net sales for the same period in fiscal 1998. This was primarily the result of a reduction in sales prices.

Sales for Quikwater were $1,594,000 for year to date fiscal 1999, which is 117% more then the $736,000 in sales for the same period in fiscal 1998. The increase is the result of a concentrated sales effort and a continued increase of recognition in the market place.

Gross profit for QuikWater was $204,000 for the first six months of fiscal 1999 as compared to ($91,000) for the same period of fiscal 1998. This increase is a reflection of lower overall manufacturing fixed costs and semi-fixed costs being spread over higher volumes.

Commission income, which is generated by P&J's non-Webco sales representative business, was basically unchanged at $428,000 for the first six months of 1999 compared to $434,000 in the same period of fiscal 1998.

Selling, general and administrative expenses year to date for fiscal 1999 were $8,569,000 compared to $7,748,000 for the same period of fiscal 1998. The increase in the current period is primarily the result of $434,000 in legal fees related to the Thermatool litigation, $268,000 in depreciation of capitalized costs relating to the Enterprise Resource Planning System and $201,000 of expense related to the installation of the Enterprise Resource Planning software. These increases were partially offset by a $207,000 decrease in profit sharing and bonuses to employees.

Income from operations for the current period decreased to $3,438,000
(5.0% of net sales) from $4,753,000 (6.6% of net sales) for the same period last year. The decrease in income from operations is primarily attributable to the increase in selling, general and administrative expenses, noted above.

Interest expense for the current period was $1,198,000 ($1,416,000 prior to interest capitalization) as compared to interest expense of $1,260,000 ($1,436,000 prior to interest capitalization) for the same period last year. The slight decrease in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the six months ended January 31, 1999 being $33.4 million as compared to $34.5 million for the same period last year. In addition, the related average interest rate decreased slightly to 7.39% for the first six months of fiscal 1999 from 7.72% for the same period in fiscal 1998.

The recorded income tax expense for the six months ended January 31, 1999 is based upon the estimated combined annual effective federal and state income tax rates.

Liquidity and Capital Resources

Net cash provided by operations was $4,004,000 for the six months ended January 31, 1999 versus $4,857,000 for the six-month period ended January 31, 1998. Receivables decreased $2,836,000 during the current period and increased $3,461,000 for the same period last year, while inventories increased $2,320,000 during fiscal 1999 and decreased $1,474,000 during fiscal 1998. Accounts payable increased $814,000 and $483,000 for the period ended January 31, 1999 and January 31, 1998, respectively. In addition, accrued liabilities decreased by $1,226,000 for the period ended January 31, 1998 as compared to an increase of $993,000 during the same period last year.

Net cash used in investing activities for the six months ended January
31, 1999 was $6,452,000, which was $1,604,000 greater than the $4,848,000 used in investing activities during the same period in fiscal 1998. Capital expenditures made during the period related to progress with the expansion of the Oil City facility, installation of new computer software and continued progress with the expansion of the stainless facility, as well as other projects which are expected to increase capacity and improve productivity.

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

Dividends in 1998 were paid by Phillips & Johnston prior to its merger with Webco in June 1998. Webco currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future.

The Company's financing arrangements provide for a term loan of $25 million and a line of credit of $20 million. As of January 31, 1999, the Company had $25 million outstanding on the term loan, and $9.8 million under the revolving line of credit. These loans mature on August 31, 2002 and are collateralized by substantially all of the Company's assets other than the Sand Springs and Oil City real estate. The Company may have borrowings and outstanding letters of credit ($1,071,000 at January 31, 1999) under the revolving credit facility up to the lesser of $20.0 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At January 31, 1999, $9.1 million was available for borrowing under this line of credit.

The Company has arranged for approximately $2.8 million of public agency financing related to the Oil City project, of which $1 million was received in February 1999. The agency financings have interest rates ranging from 3.5% to 5.75% and maturities of 5 to 10 years.

P&J has a line of credit agreement for $2,000,000 and a term note of $250,000 with its primary lender. As of January 31, 1999 the Company had $83,000 outstanding on the term loan, and $1,340,000 outstanding under the line of credit. The line of credit matures on April 30, 1999 and the term loan matures in January 2000 and is collateralized by P&J's assets. At January 31, 1999, $660,000 was available for borrowing under this line of credit.

In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt. With the exception of the expansion of its carbon facilities in Oil City, the Company currently believes that working capital will fund capital spending in 1999.

Stock Repurchase Plan

In March 1999, the Company's Board of Directors approved the acquisition by the Company of up to $500,000 of its common stock. The Company intends to purchase shares from time to time in the open market, subject to the price of the stock and securities laws, which significantly limit the volume, timing and prices of such purchases.

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

As of January 31, 1999, the Company had spent $3.8 million on the ERP system and the Company currently estimates another $2.2 will be expended to complete the project. Of the $6 million total expenditure, over 25% is hardware related, including upgrading the Company's mid-range computers and the placement of personal computers on the shop floor. Due to the necessity of technology upgrades generally, it would be arbitrary to allocate any portion of this project exclusively to the correction of year 2000 issues and therefore no such allocation has been attempted.

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

In August 1997, the Company filed an action, Webco Industries, Inc. vs. Thermatool Corporation and Alpha Industries, Inc., relating to certain cut-off equipment sold to the Company and installed on Mill 3, which did not perform to specifications. The case, filed in the United States District Court for the Northern District of Oklahoma (Case No. 97-CV-708H (W)), seeks recoveries including, but not limited to, the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company. The trial is currently set for May 17, 1999. On December 1, 1998, the court ruled that the Company could not collect incidental and consequential damages including lost profits and limited the Company's possible recovery to the purchase price of the equipment plus the cost of certain improvements. The Company intends to appeal this ruling. There can be no assurance that the Company will prevail in all or in part of its action, or that if successful, any recoveries will be commensurate with the damages suffered by the Company.

In addition, the Company is a party to various other lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

Item  2.     Changes in Securities
     None

Item  3.     Defaults Upon Senior Securities
     None

Item  4.     Submission of Matters to a Vote of Security Holders
     On December 2, 1998 the Company held its annual stockholders meeting. During that meeting the following directors were elected to three-year terms:

                               For                   Withheld
Frederick C. Emrel          6,187,858                 19,539
Dr. Kenneth E. Case         6,186,858                 20,539

     The following director's terms will continue: F. William Weber, Dana S. Weber, Neven C. Hulsey and Christopher L. Kowalski.

     The appointment of PricewaterhouseCoopers LLP as auditors for 1999 was ratified by the following vote:
                            For                   Against           Abstain
                         6,190,027                 6,371             10,999

An increase by 300,000 shares in the number of shares available under the 1994 Stock Incentive Plan was approved by the following vote:
                           For                   Against           Abstain
                        5,900,012                264,814            42,571

Item  5.     Other Information
     None

Item  6.     Exhibits and Reports on Form 8-K

     A. Exhibits

Exhibit 10.11: Loan Agreement, dated as of December 1, 1998, between Pennsylvania Economic Development Financing Authority and Webco Industries, Inc.

Exhibit 10.12: Reimbursement Agreement, dated as of December 1, 1998, between American National Bank and Trust Company of Chicago and Webco Industries, Inc.

Exhibit 10.13: Amendment No. 2 to Loan and Security Agreement dated July 15, 1997, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company.

Exhibit 15.1: Letter Regarding Unaudited Interim Financial Information.

     B. Reports on Form 8-K
          None

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WEBCO INDUSTRIES, INC. AND SUBSIDIARY



     March 12, 1999           /s/Michael P. Howard
                              Michael P. Howard
                              Treasurer
                              Chief Financial Officer
                              Vice President of Finance and Administration

                                                                EXHIBIT 10.11


                              LOAN AGREEMENT

                                 between

            PENNSYLVANIA ECONOMIC DEVELOPMENT FINANCING AUTHORITY

                                  and

                        WEBCO INDUSTRIES, INC.

                                 Dated

                                 as of

                           December 1, 1998

    $ 1,000,000 Pennsylvania Economic Development Financing Authority
          Economic Development Revenue Bonds, 1998 Series G-15
                  (Webco Industries, Inc. Project)

                          TABLE OF CONTENTS


Preambles      4

ARTICLE I - DEFINITIONS
     Section 1.1. Use of Terms Defined in Indenture      5
     Section 1.2. Definitions      5
     Section 1.3. Interpretation      8
     Section 1.4. Captions, Headings and Table of Contents      8

ARTICLE II - REPRESENTATIONS
     Section 2. 1. Representations and Findings of Issuer      9
     Section 2.2. Representations of Borrower      10

ARTICLE III - ACQUISITION OF PROJECT; ISSUANCE OF BONDS; PROJECT FUND
     Section 3.1. Acquisition of Project      11
     Section 3.2. Additions and Changes to Project      12
     Section 3.3. Issuance of Bonds; Application of Proceeds      12
     Section 3.4. Disbursements from Project Fund      12
     Section 3.5. Borrower Required to Pay Costs in Event Project Fund
                    Insufficient      13
     Section 3.6. Completion      13
     Section 3.7. Investment and Use of Fund Moneys     14

ARTICLE IV - LOAN BY ISSUER; LOAN PAYMENTS; OTHER PAYMENTS
     Section 4. 1. Loan by Issuer     15
     Section 4.2. Loan Payments      15
     Section 4.3. Purchase Payments     16
     Section 4.4. Additional Payments     16
     Section 4.5. Obligations Unconditional     16
     Section 4.6. Assignment of Issuer's Rights     16
     Section 4.7. Letter of Credit     17

ARTICLE V - ADDITIONAL COVENANTS OF BORROWER
     Section 5.1. Maintenance of Existence     17
     Section 5.2. Compliance with Laws; Commencement and Continuation of
                    Operations at Project; No Sale, Removal or Demolition
                    of Project      17
     Section 5.3 Right of Inspection      18
     Section 5.4 Lease by Borrower     18
     Section 5.5. Financial Statements; Books and Records     19
     Section 5.6. Taxes, Other Governmental Charges and Utility Charges     19
     Section 5.7. Insurance     19
     Section 5.8. Damage to or Condemnation of Project     19
     Section 5.9. Misuse of Bond Proceeds; Litigation Notice     19
     Section 5.10. Indemnification     19
     Section 5.11. Tax Covenants of Borrower and Issuer     21

     Section 5.12. Further Tax Covenants of Borrower     21
     Section 5.13. Nondiscrimination     24

ARTICLE VI - REDEMPTION OF BONDS
     Section 6.1. Optional Redemption      25
     Section 6.2. Extraordinary Optional Redemption           25
     Section 6.3. Mandatory Redemption     26
     Section 6.4. Actions by Issuer      26

ARTICLE VII - EVENTS OF DEFAULT AND REMEDIES
     Section 7.1. Events of Default      26
     Section 7.2. Remedies on Default     28
     Section 7.3. Remedies Not Exclusive      29
     Section 7.4. Payment of Legal Fees and Expenses      29
     Section 7.5. No Waiver      30
     Section 7.6. Notice of Default      30

ARTICLE VIII - MISCELLANEOUS
     Section 8.1. Term of Agreement      30
     Section 8.2. Notices      30
     Section 8.3. Limitation of Liability; No Personal Liability      31
     Section 8.4. Binding Effect      32
     Section 8.5. Amendments      32
     Section 8.6. Counterparts      32
     Section 8.7. Severability      32
     Section 8.8. Governing Law      32
     Section 8.9. Assignment      32
     Section 8. 10. Receipt of Indenture      33

Execution      33

Exhibit A - PROJECT DESCRIPTION      34
Exhibit B - FORM OF DISBURSEMENT REQUEST      35
Exhibit C - NONDISCRIMINATION CLAUSE      36

LOAN AGREEMENT

     THIS LOAN AGREEMENT dated as of December 1, 1998 between PENNSYLVANIA ECONOMIC DEVELOPMENT FINANCING AUTHORITY (the "Issuer"), a public instrumentality and body corporate and politic of the Commonwealth of Pennsylvania organized and existing under the Pennsylvania Economic Development Financing Law, as amended, and WEBC0 INDUSTRIES, INC. (the "Borrower"), a corporation duly organized and validly existing under the laws of the State of Oklahoma (the capitalized terms not defined in the recitals being used therein as defined or otherwise described in Article I of this Agreement),

WITNESSETH THAT:

     A. The Issuer is a public instrumentality of the Commonwealth of Pennsylvania and a body corporate and politic organized and existing under the Act. Under the Act, the Issuer, at the request of Venango Industrial Development Authority (the "Local Entity"), is authorized to enter into agreements providing for the financing of industrial facilities, commercial facilities, pollution control facilities, public facilities and other facilities and activities which promote any of the public purposes set forth in the Act.

     B. The Issuer has undertaken, at the request and with the approval of the Local Entity, the financing of certain costs of the construction of a 37,500 square-foot expansion to an existing 109,000 square-foot building, the purchase of related equipment and costs related thereto (the "Project") located on certain real property located at 363 Seneca Street, Oil City, Venango County, Pennsylvania (the "Project Site"). The Project is owned and operated by the Borrower. A more complete description of the Project and the estimated costs thereof is set forth in Exhibit A attached hereto.

     C. In order to finance the Project, the Issuer has duly authorized the issuance and sale of its Economic Development Revenue Bonds, 1998 Series G-15 (Webco Industries, Inc. Project) (the "Bonds") to be issued under the terms of a Trust Indenture dated as of the date hereof (as the same may hereafter be amended or supplemented from time to time, including the Standard Provisions incorporated therein, the "Indenture") by and between the Issuer and Chase Manhattan Trust Company, National Association, as Trustee.

     D. The Issuer and the Borrower intend that the interest on the Bonds will not be included in the gross income of the recipients thereof under the Code.

     E. The Issuer has entered into this Agreement with the Borrower for the purposes of providing for (i) the loan of the proceeds of the Bonds to the Borrower in order to finance the Project and (ii) the repayment of such loan by the Borrower in amounts sufficient to pay, when due, the principal of, premium, if any, on and interest on the Bonds and the Additional Payments.

     NOW, THEREFORE, intending to be legally bound, the Issuer and the Borrower hereby agree as follows:

(Balance of page intentionally left blank)

ARTICLE I

DEFINITIONS

     Section 1.1. Use of Terms Defined in Indenture. Terms used in this Agreement which are defined in the Indenture and are not otherwise defined in this Agreement shall have the meanings set forth in the Indenture unless the context or use clearly indicates another meaning or intent.

     Section 1.2. Definitions. In addition to the terms defined in the recital clauses of this Agreement, as used herein:

     "Additional Payments" means the amounts required to be paid by the Borrower pursuant to Section 4.4.

     "Agreement" means this Loan Agreement, as amended or supplemented from time to time.

     "Authorized Representative" means, with respect to the Issuer, each person at the time designated to act on behalf of the Issuer by written certificate furnished to the Trustee containing the specimen signature of such person and signed on behalf of the Issuer by its Secretary or Assistant Secretary, and, with respect to the Borrower, each person at the time designated to act on behalf of the Borrower by written certificate furnished to the Trustee containing the specimen signature of such person and signed on behalf of the Borrower by its Secretary or Assistant Secretary.

     "Bond Service" means, for any period or payable at any time, the principal of, premium, if any, on and interest on the Bonds for that period or payable at the time whether due on an Interest Payment Date, at maturity or upon acceleration or redemption.

     "Borrower's Agreements" means this Agreement, the Placement Agreement, the Remarketing Agreement, the Reimbursement Agreement and the Bond Pledge Agreement.

     "Code" means the Internal Revenue Code of 1986, as amended from time to time. References to the Code and Sections of the Code include relevant applicable regulations, temporary regulations and proposed regulations thereunder and under the Internal Revenue Code of 1954, as amended, and any successor provisions to those Sections, regulations, temporary regulations or proposed regulations.

     "Completion Date" means the date of completion of the Project evidenced in accordance with the requirements of Section 3.6.

     "Construction Period" means the period between the beginning of the acquisition, construction, installation, equipment or improvement of the Project or the date on which the Bonds are issued, whichever is earlier, and the Completion Date.

     "Event of Default" means any of the events described as an Event of Default in Section 7. 1.

     "Exempt Facility Bonds" means bonds issued to finance exempt facilities as defined in the Code or in the Internal Revenue Code of 1954.

     "Issuer's Fee" means the amount equal to .02% of the amount of the Loan.

     "Loan" means the loan by the Issuer to the Borrower of the proceeds of the Bonds pursuant to Section 4.1 in the original principal amount of $1,000,000.

     "Loan Payments" means the amounts required to be paid by the Borrower in repayment of the Loan pursuant to Section 4.2.

     "Participating Bank" means the commercial bank, trust company or other financial institution which has entered into the Participating Bank Agreement with the Bank and the Reimbursement Agreement with the Borrower, and its successors and assigns. The initial Participating Bank is American National Bank and Trust Company of Chicago.

     "Participating Bank Agreement" means the Participation and Reimbursement Agreement between the Participating Bank and the Bank relating to the Bonds, as amended, supplemented or replaced from time to time.

     "Placement Agreement" means the Placement Agreement among the Issuer, the Borrower and PNC Capital Markets, Inc., as the Placement Advisor, relating to the Bonds.

     "Principal User" shall mean, with respect to any facility, a "principal user" as such term is used in Section 144(a) of the Code, including, without limiting the generality of the foregoing, (i) any person whose ownership interest in such facility exceeds 10% or, if no ownership interest in such facility exceeds 10%, any person (or persons, in the case of multiple equal owners) holding the largest ownership interest in such facility, (ii) any person who leases more than 10% of such facility under a lease with a term (taking into account all options to renew and reasonably anticipated renewals) of more than one year, and (iii) any person who enjoys the use of such facility in a degree comparable to the enjoyment of a person described in clauses (i) and (ii); for purposes of determining the extent of a person's ownership interest, lease interest, lease term and degree of enjoyment of a facility, the term "person" includes a person and all Related Persons with respect to such person.

     "Project Approval" means the initial official action of the Issuer declaring its intent with respect to the financing of the Project with the proceeds of the Issuer's bonds. The date of the Project Approval is October 30, 1998.

     "Project Costs" means costs of the Project permitted under the Act, including, but not limited to, the following:

     (a) Costs incurred in acquisition, construction, installation, equipment or improvement of the Project, including costs incurred in respect of the Project for preliminary planning and studies; architectural, engineering, accounting, consulting, legal and other professional fees and expenses; labor, services and materials;

     (b) Fees, charges and expenses incurred in connection with the authorization, sale, issuance and delivery of the Bonds, including without limitation bond discount, printing expense, title insurance, recording fees and the initial fees and expenses of the Trustee, Issuer, Local Entity, Remarketing Advisor, Bank and Participating Bank; provided that the amount of the proceeds of the Bonds used to finance issuance costs (but excluding Bank letter of credit fees) shall not exceed 2% of the aggregate face amount of the Bonds within the meaning of Section 147(g) of the Code;

     (c) Payment of interest on the Bonds and fees of the Bank, Participating Bank, Trustee and Remarketing Advisor accruing during the Construction Period; and

     (d) Any other costs, expenses, fees and charges properly chargeable to the cost of acquisition, construction, installation, equipment or improvement of the Project.

     "Purchase Payments" means the amounts required to be paid by the Borrower pursuant to Section 4.3.

     "Rehabilitation Expenditure" shall mean a "rehabilitation expenditure" as such term is defined in Section 147(d)(3) of the Code, including, without limiting the generality of the foregoing, a capital expenditure incurred in connection with the rehabilitation of a building or structure which is part of the Project, if such expenditure is incurred by Borrower, the seller of such building to Borrower (if incurred pursuant the sales contract between such seller and Borrower) or a successor to Borrower; provided, that:

     (1) if an integrated operation is contained in such building or structure before its acquisition by Borrower, expenditures incurred to rehabilitate existing equipment or to replace existing equipment with equipment having substantially the same function is treated as incurred in connection with the rehabilitation of such building or structure; and

     (2) notwithstanding the foregoing, the term "Rehabilitation Expenditure" does not include any expenditure:

     (a) with respect to which the method and period of depreciation is other than the straight line method over a period determined under Section 168(c) or (g) of the Code, unless the alternative depreciation system of
Section 168(g) of the Code applies to such expenditure by reason of Section 168(g)(1)(B) or (C) of the Code;

     (b)      for the cost of acquiring any building or interest therein;

     (c)     attributable to enlargement of an existing building;

     (d) attributable to the rehabilitation of a certified historic structure or a building in a registered historic district, unless either the rehabilitation is a certified rehabilitation or, with respect to a building other than a certified historic structure, the Secretary of the Interior has certified to the Secretary of the Treasury that the building is not of historic significance to the district (all terms used in this paragraph (d) have the meanings assigned in Section 47(c)(2)(B) of the Code);
     (e) allocable to the portion of such building which is, or may reasonably be expected to be, tax-exempt use property within the meaning of
Section 168(h) of the Code; or

     (f)     by a lessee of such building.

     "Reimbursement Agreement" means the Reimbursement Agreement between the Participating Bank and the Borrower relating to the Letter of Credit and the Bonds, as amended, supplemented or replaced from time to time.

     "Related Person" shall have the meaning set forth in Section 144(a)(3) of the Code and shall include (to the extent there provided) any parent, subsidiary, affiliated corporation or unincorporated enterprise, majority shareholder and commonly owned entity.

     "Remarketing Agreement" means the Remarketing Agreement between the Borrower and the Remarketing Advisor relating to the Bonds, as amended, supplemented or replaced from time to time.

     "Resolutions" means the resolution or resolutions of the Issuer approving and authorizing the Bonds, the Indenture and this Agreement.

     "Small Issue Bonds" means bonds issued under the $1,000,000 or $10,000,000 limits imposed by the Section 144(a) of the Code or Section 103 of the Internal Revenue Code of 1954.

     "Test Period" means the three-year period beginning on the later of the date tax-exempt bonds are issued or the date the facilities financed by such tax-exempt bonds are placed in service.

     "Unassigned Issuer's Rights" means all of the rights of the Issuer to receive Additional Payments under Section 4.4, to be held harmless and indemnified under Section 5.10, to be reimbursed for attorney's fees and expenses under Section 7.4, and to give or withhold consent to or approval of amendments, modifications, termination or assignment of this Agreement, or sale, transfer, assignment, lease (or assignment of lease) or other disposal of the Project, under Sections 5.1, 5.2, 5.4, 8.5 and 8.9.

     Section 1.3. Interpretation. In this Agreement, unless the context indicates otherwise, words importing the singular number include the plural number, and vice versa, the terms "hereof", "hereby", "herein", "hereto", "hereunder" and similar terms refer to this Agreement, and the term "hereafter" means after and the term "heretofore" means before the Series Issue Date, and words of any gender include the correlative words of the other genders. In this Agreement, unless otherwise indicated, all references to particular Articles, Sections, Subsections or paragraphs are references to the Articles, Sections, Subsections or paragraphs of this Agreement.

     Section 1.4. Captions, Headings and Table of Contents. The captions, headings and table of contents in this Agreement are solely for convenience of reference and in no way define, limit or describe the scope or intent of any Articles, Sections, Subsections or paragraphs hereof.

(End of Article 1)
ARTICLE II

REPRESENTATIONS

     Section 2.1. Representations and Findings of Issuer. The Issuer hereby confirms its findings and represents that:

     (a) The Issuer is a public body corporate and politic established in the Commonwealth of Pennsylvania pursuant to the laws of the Commonwealth of Pennsylvania (including the Act). Under the Act, the Issuer has the power to enter into the Indenture, the Placement Agreement and this Agreement and to carry out its obligations thereunder and to issue the Bonds to finance the Project.

     (b) By adoption of the Resolutions at one or more duly convened meetings of the Issuer at which a quorum was present and acting throughout, the Issuer has duly authorized the execution and delivery of the Indenture, the Placement Agreement and this Agreement and performance of its obligations thereunder and the issuance of the Bonds. Simultaneously with the execution and delivery of this Agreement, the Issuer has duly executed and delivered the Indenture and issued and sold the Bonds.


     (c) Based on representations and information furnished to the Issuer by or on behalf of the Borrower and the Local Entity, the Issuer has found that the Borrower is qualified to be a beneficiary of financing provided by the Issuer pursuant to the Act.

     (d) Based on representations and information furnished to the Issuer by or on behalf of the Borrower, the Issuer has found that the Project (i) will promote the public purposes of the Act, (ii) is located within the boundaries of the Commonwealth of Pennsylvania and within the boundaries of the county, city, town, borough or township which organized the Local Entity (or within the boundaries of the county in which such city, town, borough or township is located or in which such Local Entity is certified by the Pennsylvania Industrial Development Authority to act as an industrial development agency as defined in the Act), and (iii) will constitute a project within the meaning of the Act.

     (e) The Issuer has filed a Preliminary Allocation Request ("PAR") for purposes of receiving an allocation of the tax-exempt bond authority of the Commonwealth of Pennsylvania and has received approval of the PAR from the Pennsylvania Department of Community and Economic Development (the "Department"), certifying approval of such allocation for the Project as required by Section 146 of the Code. The Issuer will simultaneously with the issuance of the Bonds deliver a Final Allocation Request to the Department to obtain a final confirmation of such allocation.

     (f) The Project has been approved (1) by the Local Entity, as required by the Act, (2) by the Pennsylvania Secretary of Community and Economic Development, as required by the Act, (3) by the Governor or Lieutenant Governor of the Commonwealth of Pennsylvania as the "applicable elected representative", as that term is defined under the Code, after a public hearing held upon reasonable notice, as required by the Code, and (4) by the Issuer by adoption of the Resolutions, as required by the Act.

     (g) The Issuer has not and will not pledge the income and revenues derived from this Agreement other than pursuant to and as set forth in the Indenture.

     (h) The Issuer hereby elects to have the $10,000,000 limit for Small Issue Bonds under the Code apply to the Bonds.

Section 2.2. Representations of Borrower. The Borrower hereby represents that:

     (a) The Borrower is a corporation duly organized and validly existing under the laws of the State of Oklahoma, and has full power and authority to execute, deliver and perform its obligations under the Borrower's Agreements and to enter into and carry out the transactions contemplated thereby. The Borrower is not a Disqualified Contractor.

     (b) The Borrower's Agreements have been duly authorized, executed and delivered by the Borrower and constitute valid and binding obligations of the

Borrower. The execution, delivery and performance of the Borrower's Agreements by the Borrower do not, and will not, violate any provision of law applicable to the Borrower or the Borrower's articles of incorporation or bylaws or any agreement or instrument to which the Borrower is a party or by which it or any of its properties is bound.

     (c) The Project will promote the public purposes of the Act and will not cause, directly or indirectly, the removal, either in whole or in part, of a plant, facility or establishment from one area of the Commonwealth of Pennsylvania to another. The Project is located within the boundaries of the county, city, town, borough or township which organized the Local Entity (or within the boundaries of the county in which such city, town, borough or township is located or in which such Local Entity is certified by the Pennsylvania Industrial Development Authority to act as an industrial development agency as defined in the Act).

     (d) The Borrower has acquired or will acquire before they are needed necessary, for the acquisition, construction, installation and/or operation of the Project. The Project is a project within the meaning of the Act and will be operated as such.

     (e) The Borrower presently intends to use or operate the Project in a manner consistent with the Act until the date on which the Bonds have been fully paid and knows of no reason why the Project will not be so used or operated.

     (f) The aggregate of the following amounts does not, at the Series Issue Date, exceed $1,000,000 or $10,000,000 if the Issuer has elected the $10,000,000 limit in respect of the Bonds:

     (i) The outstanding amount of prior Small Issue Bonds with respect to facilities which are to be or have been used by the Borrower, any other Principal User of the Project or any Related Person and are located within the same city, town, borough or township as the Project;
     (ii)     The face amount of the Bonds; and

     (iii) If the Issuer has elected the $10,000,000 limit, any and all .capital expenditures, including any expenditures which could at the option of any person be capitalized under any provision of the Code, paid or incurred by any person within three years preceding the Series Issue Date, with respect to any facilities located in the same city, town, borough or township as the Project of which the Borrower, any other Principal User of the Project or any Related Person is a Principal User, except expenditures made with proceeds of any prior Small Issue Bonds or expenditures reimbursed with the proceeds of the Bonds.

     (g) The aggregate of the following amounts does not, at the Series Issue Date, exceed $40,000,000:

     (i) The outstanding amount of any prior Small Issue Bonds or Exempt Facility Bonds allocable under the Code to the Borrower, any other Principal User of the Project or any Related Person; and


(ii)      The face amount of the Bonds.

     (h) The information furnished by the Borrower and used by the Issuer in preparing the arbitrage certificate pursuant to Section 148 of the Code and information statement pursuant to Section 149(e) of the Code is accurate and complete as of the Series Issue Date.

     (i)     The proceeds of the Bonds will not exceed the Project Costs.

     (j) The costs of issuance financed with proceeds of the Bonds, including any bond discount on the sale of the Bonds, but not including fees and charges in respect of the Letter of Credit, will not exceed 2% of the proceeds of the Bonds.

     (k) No costs of the Project to be financed with the proceeds of the Bonds have been paid by or on behalf of the Borrower or any Related Person more than 60 days prior to the date of the Project Approval.

(End of Article II)

ARTICLE III

ACQUISITION OF PROJECT;
ISSUANCE OF BONDS; PROJECT FUND

     Section 3. 1. Acquisition of Project. The Borrower (a) has acquired, or reasonably expects within 120 days of the Series Issue Date to acquire, title to or a leasehold interest in, the Project Site and shall construct, install, equip and/or improve the Project on the Project Site with all reasonable dispatch and in accordance with the description thereof in Exhibit A attached hereto and applicable law, (b) shall procure or cause to be procured all permits and licenses necessary for the prosecution of any and all work on the Project, and (c) shall pay when due all costs and expenses incurred in connection with such acquisition, construction, installation, equipment and improvement from funds made available therefor in accordance with this Agreement or otherwise. It is understood that the Project is the property of the Borrower and that any contracts made by the Borrower with respect thereto and any work to be done by the Borrower on the Project are made or done by the Borrower in its own behalf and not as agent or contractor for the Issuer. The Borrower may cause legal title to the Project Site and buildings thereon to be conveyed to an industrial development corporation for the purpose of obtaining financing for the benefit of the Borrower through the Pennsylvania Industrial Development Authority of costs of the Project Site and buildings thereon not financed with proceeds of the Bonds.

     Section 3.2. Additions and Changes to Project. Subject to the provisions of Sections 5.11 and 5.12, the Borrower may, at its option and at its own cost and expense, at any time and from time to time, revise the description of the Project in Exhibit A attached hereto and/or make such additions and changes to the Project as it may deem to be desirable for its uses and purposes, provided that (i) such additions and changes shall constitute part of the Project, (ii) the Borrower shall supplement the information contained in Exhibit A attached hereto by filing with the Issuer and the Trustee such supplemental information as is necessary to reflect such additions and changes so that the Issuer and the Trustee will be able to ascertain the nature and cost of the facilities included in the Project and covered by this Agreement, (iii) such additions and changes will not result in a Misuse of Bond Proceeds and (iv) if an addition or change is substantial in relation to the Bonds, the Borrower shall have first obtained and filed with the Issuer and the Trustee an opinion of Bond Counsel to the effect that such addition or change is authorized or permitted under the Act and will not adversely affect the exclusion from gross income of interest on the Bonds under the Code. In any case, the Borrower shall obtain the Issuer's approval of the addition to the Project of any proposed facilities or any other changes not generally described in Exhibit A attached hereto on the date of delivery of this Agreement, and the Borrower shall delete any facilities from the Project if such deletion is necessary to avoid a Misuse of Bond Proceeds or to maintain the exclusion from gross income of interest on the Bonds under the Code.

     Section 3.3. Issuance of Bonds: Application of Proceeds. To provide funds to make the Loan for purposes of paying Project Costs in accordance with Exhibit A attached hereto, the Issuer will issue the Bonds in the aggregate principal amount of $1,000,000. The Bonds will be issued pursuant to the Indenture and will bear interest, mature and be subject to redemption all as set forth therein. The Borrower hereby approves the terms and conditions of the Indenture and the Bonds, and the terms and conditions under which the Bonds will be issued, sold and delivered.

     The proceeds from the sale of the Bonds (including any bond discount) shall be loaned to the Borrower pursuant to Section 4.1 and such proceeds (net of any bond discount) shall be paid over to the Trustee for deposit in the Project Fund. Pending disbursement pursuant to Section 3.4, the proceeds of the Bonds so deposited in the Project Fund, together with any investment earnings thereon, shall constitute a part of the Trust Estate and shall be subject to the lien of the Indenture pursuant to the granting clauses therein as security for the obligations described in such granting clauses, and to such end the Borrower hereby grants to the Trustee as security for such obligations a security interest in all of the Borrower's right, title and interest in and to the Project Fund.

     Section 3.4. Disbursements from Project Fund. Subject to the provisions below, disbursements from the Project Fund shall be made to reimburse or pay the Borrower, or any person designated by the Borrower, for Project Costs. The Borrower agrees that the sums so disbursed from the Project Fund will be used only for the payment of Project Costs, and will not be used for any other purpose.

     Any disbursements from the Project Fund for the payment of the Project Costs shall be made by the Trustee only upon the written order of an Authorized Representative of the Borrower, with the written approval of the Participating Bank, delivered to the Trustee; provided that disbursements made for costs described in clause (b) of the definition of Project Costs may be made by the Trustee upon delivery to the Trustee of a closing statement signed by the respective Authorized Representatives of the Issuer and the Borrower and approved by the Participating Bank. Each such written order shall be substantially in the form of the disbursement request attached hereto as Exhibit B and shall be consecutively numbered and accompanied by invoices or other appropriate documentation supporting the payments or reimbursements requested. Any disbursement for any item not described in, or the cost for which item is other than as described in, the information statement filed by the Issuer in connection with the issuance of the Bonds as required by Section 149(e) of the Code and referred to in Section 5.12, shall be accompanied by an opinion of a Bond Counsel to the effect that such disbursement will not result in the interest on the Bonds becoming included in the gross income of the Holders for federal income tax purposes. In case any contract provides for the retention by the Borrower of a portion of the contract price, there shall be paid from the Project Fund only the net amount remaining after deduction of any such portion, and only when that retained amount is due and payable, may it be paid from the Project Fund.

     Any moneys in the Project Fund (including the earnings from investments therein) remaining after the Completion Date and payment, or provision for payment, in full of the Project Costs shall, at the direction of an Authorized Representative of the Borrower, be transferred to the General Account of the Bond Fund and applied as provided in Subsection 5.05(c) of the Standard

Provisions; provided that (i) any such transfer and application shall be made only to the extent that such use or application will not, in the opinion of Bond Counsel or under ruling of the Internal Revenue Service, cause the interest on the Bonds to become included in the gross income of the Holders for federal income tax purposes, and (ii) unless there shall be delivered to the Trustee a similar opinion of Bond Counsel, such remaining moneys shall not be invested in "investment property" (as defined in Section 148 of the Code) at a yield in excess of the yield on the Bonds.

     Section 3.5. Borrower Required to Pay Costs in Event Project Fund Insufficient. If moneys in the Project Fund are not sufficient to pay all Project Costs, the Borrower nonetheless shall complete the Project in accordance with Exhibit A attached hereto and shall pay all such additional Project Costs. The Borrower shall not be entitled to any reimbursement for any such payments from the Issuer, the Trustee, the Bank, the Participating Bank or any Holder; nor shall it be entitled to any abatement, diminution or postponement of the Loan Payments.

     Section 3.6. Completion. Except to the extent otherwise approved by the Issuer and by an opinion of Bond Counsel furnished by the Borrower to the Trustee, within three years of the date of original delivery and payment for the Bonds, the Borrower shall have completed the Project and caused all of the proceeds of the Bonds to be expended for Project Costs in accordance with Exhibit A attached hereto or otherwise applied as described in Section 3.4. The Borrower shall notify the Issuer and the Trustee of the Completion Date by a certificate signed by an Authorized Representative of the Borrower stating

     (a)     the date on which the Project was substantially completed,
     (b) that all other facilities necessary in connection with the Project have been acquired, constructed, installed, equipped and/or improved,

     (c) that the acquisition, construction, installation, equipment and/or improvement of the Project and such other facilities have been accomplished in such a manner as to conform with all applicable zoning, planning, building, environmental and other similar governmental regulations,

     (d) that except as provided in clause (e) below, all costs of the Project then or theretofore due and payable have been paid, and

     (e) the amounts which the Trustee shall retain in the Project Fund for the payment of Project Costs not yet due or for liabilities which the Borrower is contesting or which otherwise should be so retained and the reasons therefor.

Such certificate may state that it is given without prejudice to any rights against third parties which then exist or subsequently may come into being. The Authorized Representative of the Borrower shall include with such certificate a statement specifically describing all items of personal property comprising a part of the Project. The certificate shall be delivered as promptly as practicable after the Borrower is in a position to certify as to the matters referred to in clauses (a) through (e) above.

     Section 3.7. Investment and Use of Fund Moneys. At the oral, to be promptly confirmed in writing, or written request of an Authorized Representative of the Borrower, any moneys held as part of the Bond Fund (except moneys in the Letter of Credit Debt Service Account created under Section 5.05 of the Standard Provisions and except any moneys representing principal of, or premium, if any, or interest on, any Bonds which are deemed paid under Section 10.02 of the Indenture) or the Project Fund shall be invested or reinvested by the Trustee in Eligible Investments. The Issuer and the Borrower each hereby covenants that it will restrict that investment and reinvestment and the use of the proceeds of the Bonds in such manner and to such extent, if any, as may be necessary, after taking into account reasonable expectations at the time of delivery of and payment for the Bonds, so that the Bonds will not constitute arbitrage bonds under Section 148 of the Code.

     Any Authorized Representative of the Issuer having responsibility for issuing the Bonds is authorized and directed, alone or in conjunction with an Authorized Representative of the Borrower and/or any other officer, partner, employee or agent of or consultant to the Issuer or the Borrower, to give an appropriate certificate of the Issuer pursuant to Section 148 of the Code, for inclusion in the transcript of proceedings for the issuance of the Bonds, setting forth the reasonable expectations of the Issuer regarding the amount and use of the proceeds of the Bonds and the facts, estimates and circumstances on which those expectations are based, all as of the Series Issue Date. The Borrower shall provide the Issuer with, and the Issuer's certificate may be based on, a certificate of the Authorized Representative of the Borrower or other appropriate officer, partner, employee or agent of or consultant to the Borrower setting forth the reasonable expectations of the Borrower on the Series Issue Date regarding the amount and use of the proceeds of the Bonds and the facts, estimates and circumstances on which they are based.

(End of Article III)

ARTICLE IV

LOAN BY ISSUER; LOAN PAYMENTS; OTHER PAYMENTS

     Section 4.1. Loan by Issuer. Upon the terms and conditions of this Agreement, the Issuer will make the Loan to the Borrower on the Series Issue Date in a principal amount equal to the aggregate principal amount of the Bonds. The Loan shall be deemed fully advanced upon deposit of the proceeds of the Bonds (net of any bond discount) in the Project Fund pursuant to
Section 3.3.

     Section 4.2. Loan Payments. In consideration of and in repayment of the Loan, the Borrower shall make, as Loan Payments, payments which correspond, as to amounts and due dates, to the Bond Service on the Bonds; provided that, except to the extent that the Participating Bank shall otherwise stipulate by written notice delivered to the Issuer, the Trustee and the Bank, such payments shall be made in advance as set forth below in this Section. Amounts received upon a drawing by the Trustee under the Letter of Credit for the payment of Bond Service shall be credited against the Loan Payments otherwise payable by the Borrower corresponding to such Bond Service; provided that the Bank and, if applicable, the Participating Bank have been fully reimbursed for such drawing by the Borrower.

     To provide funds to pay the Bond Service as and when due as specified above, the Borrower shall make the Loan Payments (a) on or before the Business Day next preceding the first Business Day of each month in an amount equal to the interest due on the Bonds on the Interest Payment Date for such month and,
(b) commencing on the last Business Day of December, 2001, in an amount equal to 1/12 of the next payment of principal of the Bonds due by mandatory sinking fund redemption or at maturity, taking into account funds held in the General Account of the Bond Fund under the Indenture which would be available for such purposes. In addition, to provide funds to pay the principal of and premium, if any, and interest on the Bonds as and when due at any other time, the Borrower hereby agrees to make and shall make Loan Payments at least one

Business Day (or earlier if required by the Indenture) prior to the date when such principal, premium, if any, and interest is due and payable. The foregoing requirement to make Loan Payments in advance of the corresponding dates for payment of the principal of and interest on the Bonds may be waived if and to the extent stipulated by the Participating Bank by written notice delivered to the Issuer, the Trustee and the Bank; provided that in no event shall Loan Payments be made later than such corresponding dates.

     It is the intention of the Issuer and the Borrower that, notwithstanding any other provision of this Agreement, the Trustee, as assignee of the Issuer, shall receive funds from or on behalf of the Borrower (taking into account such credits for amounts drawn on the Letter of Credit) in such amounts and at such times as will enable the Issuer to pay when due all of its Bond Service on the Bonds and any obligations arising under Section 4.3 and any such obligations surviving the payment of the Bonds.

     All Loan Payments shall be payable in lawful money of the United States of America and shall be made by, or on behalf of the Borrower, to the Trustee at its Delivery Office for the account of the Issuer and deposited in the General Account of the Bond Fund created pursuant to the Indenture. Such Loan Payments shall be applied as provided in the Indenture.

     The Borrower shall be entitled to credits against the Loan Payments as and to the extent provided in Subsection 5.05(f) of the Standard Provisions.

     Section 4.3. Purchase Payments. To the extent that moneys on deposit in the Remarketing Proceeds Purchase Account or the Letter of Credit Purchase Account established under the Indenture are insufficient to pay the full purchase price of Bonds payable pursuant to Sections 4.01 and 4.02 of the Indenture on the applicable Purchase Date, the Borrower shall also pay to the Trustee as Purchase Payments for deposit in the Borrower Purchase Account established under the Indenture amounts sufficient to cover the shortfalls.

     Section 4.4. Additional Payments. The Borrower shall pay as Additional Payments hereunder: (a) to the Issuer, the Issuer's Fee on the Series Issue Date and any and all costs and expenses (including reasonable legal fees and expenses) incurred or to be paid by the Issuer in connection with the issuance and delivery of the Bonds or otherwise related to actions taken by the Issuer under this Agreement or the Indenture or any amendment thereof, supplement thereto or consent or waiver thereunder, including without limitation the Borrower's pro rata share of any annual charge made by a Rating Service to maintain a rating on the Bonds; (b) to the Local Entity, the Local Entity's fee on the Series Issue Date and any and all costs and expenses incurred or to be paid by the Local Entity in connection with the Project; (c) to the Remarketing Advisor, the fees and expenses of the Remarketing Advisor under the Indenture and the Remarketing Agreement for services rendered in connection with the Bonds; and (d) to the Trustee, the reasonable fees, charges and expenses of the Trustee and its agents for acting as such under the Indenture.

     Section 4.5. Obligations Unconditional. The obligations of the Borrower to make Loan Payments, Purchase Payments and Additional Payments shall be absolute and unconditional, and the Borrower shall make such payments without abatement, diminution or deduction regardless of any cause or circumstances whatsoever including without limitation any defense, set-off, recoupment or counterclaim which the Borrower may have or assert against the Issuer, the Trustee, the Remarketing Advisor, the Bank, the Participating Bank or any other person, whether express or implied, or any duty, liability or obligation arising out of or connected with this Agreement, it being the intention of the parties that the payments required of the Borrower hereunder will be paid in full when due without any delay or diminution whatsoever. Loan Payments and

Purchase Payments required to be paid by or on behalf of the Borrower hereunder shall be received by the Issuer or the Trustee as net sums and the Borrower agrees to pay or cause to be paid all charges against or which might diminish such net sums.

     Section 4.6. Assignment of Issuer's Rights. To secure the payment of, first, the Bond Service, second, the Participating Bank's obligations under the Participating Bank Agreement, and, third, the Borrower's obligations under the Reimbursement Agreement, the Issuer shall pledge and assign to the Trustee all the Issuer's rights in, to and under this Agreement (except for the Unassigned Issuer's Rights), the Revenues and the other property comprising the Trust Estate. The Borrower consents to such pledge and assignment and agrees to make or cause to be made Loan Payments and Purchase Payments directly to the Trustee without defense or set-off by reason of any dispute between the Borrower and the Trustee. Whenever the Borrower is required to obtain the consent of the Issuer hereunder, the Borrower shall also obtain the consent of the Trustee; provided that, except as otherwise expressly stipulated herein or in the Indenture, the Borrower shall not be required to obtain the Trustee's consent with respect to the Unassigned Issuer's Rights.

     Section 4.7. Letter of Credit. Concurrently with the initial delivery of the Bonds pursuant to Section 2.01 of the Indenture, the Borrower shall cause the initial Letter of Credit to be issued by the Bank pursuant to the Participating Bank Agreement, which Letter of Credit (1) shall be substantially in the same form as the exhibit attached to the Participating Bank Agreement; (2) shall be dated the date of delivery of the Bonds; (3) shall authorize the Trustee to draw on the Bank, subject to the terms and conditions thereof, up to (a) an amount equal to the principal amount of the Bonds (i) to enable the Trustee to pay the principal amount of the Bonds when due at maturity or upon redemption or acceleration and (ii) to enable the Trustee to pay the portion of the purchase price of Bonds tendered to it for purchase and not remarketed corresponding to the principal amount of such Bonds, plus (b) an amount equal to 60 days' interest on the Bonds at the Maximum Rate (i) to enable the Trustee to pay interest on the Bonds when due and (ii) to enable the Trustee to pay the portion of the purchase price of Bonds tendered to it for purchase and not remarketed corresponding to the accrued interest on such Bonds. The Letter of Credit may be extended, amended or replaced by an Alternate Letter of Credit complying with the provisions of Sections 2.05 and 5.09 of the Standard Provisions. The Participating Bank, the Participating Bank Agreement and the Reimbursement Agreement may be replaced by complying with the provisions of Section 5.09(g) of the Standard Provisions.

     It is anticipated that all payments of principal of and interest on the Bonds, and all payments of purchase price of the Bonds payable upon optional or mandatory tender for purchase for the payment of which remarketing proceeds are not available pursuant to Article IV of the Indenture, will be funded from draws on the Letter of Credit.

     The Borrower shall take whatever action may be necessary to maintain the Letter of Credit in full force and effect during the period required by the Indenture, including the payment of any transfer fees required by the Bank upon any transfer of the Letter of Credit to any successor Trustee.

(End of Article IV)

ARTICLE V

ADDITIONAL COVENANTS OF BORROWER

     Section 5.1. Maintenance of Existence. The Borrower shall do all things necessary to preserve and keep in full force and effect its existence, rights, franchises and qualification to do business in Pennsylvania and shall not (a) dissolve or otherwise sell, transfer or dispose of all, or substantially all, of its assets or (b) consolidate with or merge into any other entity; provided that, subject to the provisions of Sections 5.11 and 5.12, the preceding restrictions shall not apply to a transaction to which the Issuer and the Participating Bank consent in writing if the transferee or the surviving or resulting entity, if other than the Borrower, by written instrument satisfactory to the Trustee, assumes and agrees to perform and observe the agreements and obligations of the Borrower under this Agreement and the provisions of Section 8.9 are satisfied.

     Section 5.2. Compliance with Laws - Commencement and Continuation of Operations at Project: No Sale, Removal or Demolition of Project. The Borrower will acquire, construct, install, operate and maintain the Project in such manner as to comply with the Act and all applicable requirements of federal, state and local laws and the regulations, rules and orders of any federal, state or local agency, board, commission or court having jurisdiction over the Project or the operation thereof, including without limitation applicable zoning, planning, building and environmental laws, regulations, rules and orders; provided that the Borrower shall be deemed in compliance with this Section so long as it is contesting in good faith any such requirement by appropriate legal proceedings. The Borrower shall not cause, permit or suffer to exist a Misuse of Bond Proceeds. The Borrower (or its lessee) shall commence operations at the Project within three years from the Series Issue Date and shall continue such operations throughout the term of this Agreement. The Borrower shall not sell, assign or otherwise dispose of (whether in one transaction or in a series of transactions) its interest in the Project or any material portion thereof (other than as permitted by Section 5.1 and other than leases permitted under Section 5.4) or undertake or permit the demolition or removal of the Project or any material portion thereof without the prior written consent of the Issuer; provided that the Borrower shall be permitted (i) to sell, transfer, assign or otherwise dispose of or remove any portion of the Project which is retired or replaced in the ordinary course of business and (ii) to convey legal title to the Project Site and buildings thereon to an industrial development corporation for the purpose of obtaining financing for the benefit of the Borrower through the Pennsylvania Industrial Development Authority of costs of the Project Site and buildings thereon not financed with proceeds of the Bonds.

     Section 5.3. Right of Inspection. Subject to reasonable security and safety regulations and upon reasonable notice, the Issuer and the Trustee, and their respective agents, shall have the right during normal business hours to inspect the Project.

     Section 5.4. Lease by Borrower. The Borrower may, subject to the provisions of Sections 5.11 and 5.12, lease the Project, in whole or in part, to one or more other Persons, provided that:

     (a) No such lease shall relieve the Borrower from its obligations under this Agreement, the Reimbursement Agreement, the Bond Pledge Agreement or the Remarketing Agreement;

     (b) In connection with any such lease the Borrower shall retain such rights and interests as will permit it to comply with its obligations under this Agreement, the Reimbursement Agreement, the Bond Pledge Agreement and the Remarketing Agreement;

     (c) No such lease shall impair materially the accomplishment of the purposes of the Act to be accomplished by operation of the Project as herein provided;

     (d) Any such lease shall require the lessee to operate the Project as a "project" under the Act as long as the Bonds are outstanding;


     (e) In the case of a lease to a new lessee or an assignment of an existing lease to a new lessee of substantially all of the Project, such new lessee (i) shall not be a Disqualified Contractor and (ii) shall have been approved by the Issuer (such approval not to be unreasonably withheld); and

     (f) The lessees under any such leases, including any leases in force on the Series Issue Date, shall be subject to the applicable terms and conditions of Section 5.12.

     Section 5.5. Financial Statements: Books and Records. The Borrower shall prepare or have prepared such financial statements and reports in such form as are required by the Participating Bank, and shall keep true and proper books of records and accounts in which full and correct entries are made of all its business transactions. Copies of such financial statements and reports shall be provided to the Issuer and the Trustee promptly upon request, and such books of records and accounts shall be made available for inspection during normal business hours upon request by the Issuer or the Trustee or their respective agents.

     Section 5.6. Taxes-Other Governmental Charges and Utility Charges. The Borrower shall pay, or cause to be paid before the same become delinquent, all taxes, assessments, whether general or special, and governmental charges of any kind whatsoever that may at any time be lawfully assessed or levied against or with respect to the Project, including any equipment or related property installed or brought by the Borrower therein or thereon, and all utility and other charges incurred in the operation, maintenance, use, occupancy and upkeep of the Project. With respect to special assessments or other governmental charges that lawfully may be paid in. installments over a period of years, the Borrower shall be obligated to pay only such installments as are required to be paid during the term hereof. The Borrower may, at its expense, in good faith contest any such taxes, assessments and other charges and, in the event of any such contest, may permit the taxes, assessments or other charges so contested to remain unpaid during the period of such contest and any appeal therefrom, unless the Issuer or the Trustee shall notify the Borrower that, in the opinion of counsel selected by the Issuer or the Trustee, by nonpayment of any such items the Project or any part thereof will be subject to loss or forfeiture, in which event such taxes, assessments or charges shall be paid promptly. The Borrower shall also comply at its own cost and expense with all notices received from public authorities with respect to the Project.

     Section 5.7. Insurance. The Borrower shall at its own cost and expense obtain or cause to be obtained insurance policies against such risks, and in such amounts, as are customarily insured against by entities owning facilities of like size and type to the Project, paying, as the same become due and payable, all premiums in respect thereof.

     Section 5.8. Damage to or Condemnation of Project. In the event of damage, destruction or condemnation of part or all of the Project, the Borrower shall either: (i) restore the Project or (ii) if permitted by the terms of the Bonds, direct the Issuer to call the Bonds for redemption as set forth in Section 6.2. Damage to, destruction of or condemnation of all or a portion of the Project shall not terminate this Agreement or cause any abatement of or reduction in the payments to be made by the Borrower under this Agreement.

     Section 5.9. Misuse of Bond Proceeds: Litigation Notice. The Borrower shall give the Trustee, the Participating Bank, the Remarketing Advisor and the Bank prompt written notice of any Misuse of Bond Proceeds or action, suit or proceeding pending or threatened against it at law or in equity, or before any governmental instrumentality or agency, which, if adversely determined, would materially impair the right of the Borrower to carry on the business which is contemplated in connection with the Project or would materially and adversely affect its business, operations, properties, assets or condition.

     Section 5.10. Indemnification. The Borrower will indemnify and hold harmless the Issuer and each member, director, officer, employee, attorney and agent of the Issuer for and against any and all claims, losses, damages or liabilities (including the costs and expenses of defending against any such claims) to which the Issuer or any member, director, officer, employee or agent of the. Issuer may become subject, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise directly or indirectly out of (a) any loss or damage to property or injury to or death of or loss by any person that may be occasioned by any cause whatsoever pertaining to the construction, maintenance, operation and use of the Project;
(b) any breach or default on the part of the Borrower in the performance of any covenant or agreement of the Borrower under any of the Borrower's Agreements or any related document, or arising from any act or failure to act by the Borrower or any of its agents, contractors, servants, employees or licensees; (c) the authorization, issuance and sale of the Bonds, or the provision of any information or certification furnished in connection therewith concerning the Bonds, the Project or the Borrower (including, without limitation, any information furnished by the Borrower for inclusion in any certification made by the Issuer or for inclusion in, or as a basis for preparation of, the information statements furnished by the Issuer and any information or certification obtained from the Borrower) to assure the exclusion of the interest on the Bonds from the gross income of the Holders for federal income tax purposes; (d) the Borrower's failure to comply with any requirements of this Agreement pertaining to compliance with the Code to assure such exclusion of the interest or the provisions set forth in Sections
5.11 and 5.12; (e) any failure by the Borrower to comply with the provisions of the Act; and (f) any claim, action or proceeding brought with respect to any matter set forth in clause (a), (b), (c), (d) or (e) above.

     The Borrower will indemnify and hold harmless the Trustee and the Remarketing Advisor for and against all liabilities, claims, costs and expenses incurred without negligence or bad faith on the part of the Trustee or the Remarketing Advisor on account of any action taken or omitted to be taken by the Trustee or the Remarketing Advisor in accordance with the terms of this Agreement, the Bonds, the Bond Pledge Agreement, the Letter of Credit, the Remarketing Agreement or the Indenture or any action taken at the request of or with the consent of the Borrower, including the costs and expenses incurred by the Trustee and the Remarketing Advisor in defending themselves against any such claims.

     In case any action or proceeding is brought against the Issuer, the Remarketing Advisor or the Trustee in respect of which indemnity may be sought hereunder, the party seeking indemnity promptly shall give notice of that action or proceeding to the Borrower, and the Borrower upon receipt of that notice shall have the obligation and the right to assume the defense of the action or proceeding; provided that failure of a party to give that notice shall not relieve the Borrower from any of its obligations under this Section unless (and then only to the extent) that failure prejudices the defense of the action or proceeding by the Borrower. At its own expense, an indemnified party may employ separate counsel and participate in the defense. The Borrower shall not be liable for any settlement made without its consent, which shall not be unreasonably withheld.

     The indemnification set forth above is intended to and shall (i) include the indemnification of all affected directors, officers, agents and employees of the Issuer, the Remarketing Advisor and the Trustee, respectively, and (ii) be enforceable by the Issuer, the Remarketing Advisor and the Trustee, respectively, to the full extent permitted by law.

     The provisions of this Section 5.10 shall survive the termination of this Agreement and payment of the Bonds.

     Section 5.11. Tax Covenants of Borrower and Issuer. The Borrower covenants and represents that it will at all times do and perform all acts and things necessary or desirable and within its reasonable control in order to assure that interest paid on the Bonds shall not be includable in the gross income of any Holder for federal income tax purposes, unless such Holder is a "substantial user" of the Project or a "related person" of such a user within the meaning of Section 147(a) of the Code. The Borrower also covenants and represents that it shall not take or omit to take, or permit to be taken on its behalf, any actions which, if taken or omitted, would adversely affect the excludability from the gross income of the Holders of interest paid on the Bonds for federal income tax purposes. The Issuer and the Borrower mutually covenant for the benefit of the Holders that they will not use the proceeds of the Bonds, any moneys derived, directly or indirectly, from the use or investment thereof or any other moneys on deposit in any fund or account maintained in respect of the Bonds (whether such moneys were derived from the proceeds of the sale of the Bonds or from other sources) in a manner which would cause the Bonds to be treated as "arbitrage bonds" within the meaning of
Section 148 of the Code or would otherwise violate Section 6.08 of the Indenture.

     Section 5.12. Further Tax Covenants of Borrower. The Borrower further represents and covenants as follows:

     (a) Action to Maintain Tax-Exempt Status. The Borrower will take such actions as shall be necessary or desirable, from time to time and within its reasonable control, to cause all of the representations and warranties in this Section to remain true and correct during such periods as shall be necessary to maintain the exclusion of interest paid on the Bonds from the gross income of the Holders for federal income tax purposes (other than a Holder who is a "substantial user" of the Project or a "related person" as those terms are used in Section 147(a) of the Code), pursuant to the requirements of the Code.

     (b) Operation as Manufacturing Facility. Until payment in full of the Bonds, the Borrower shall operate the Project as a "manufacturing facility" within the meaning of Section 144(a)(12)(C) of the Code. Without limiting the generality of the foregoing definition, a "manufacturing facility" is, generally, any facility which is used in the manufacturing or production of tangible personal property, including processing resulting in a change of condition of such property. The Borrower shall use no more than 25% of the net proceeds of the Bonds to provide on-site facilities which are directly related and ancillary to the manufacturing facility, including temporary warehousing of raw materials and finished product, office facilities and product development facilities.

     (c) Ninety-five Percent Capital Costs Test. The Borrower shall spend not less than 95% of the net proceeds of the Bonds for capital costs of the manufacturing facility being financed. Capital costs are defined as costs of land or property of a character subject to allowance for depreciation under
Section 167 of the Code and do not include inventory or working capital.


     (d) Land Acquisition Limitation. The Borrower will not use, directly or indirectly, 25% or more of the net proceeds of the Bonds for the acquisition of land or an interest therein.

     (e) Existing Facility and Rehabilitation Limitations. The Borrower will not use any proceeds of the Bonds to acquire any property of which the

Borrower would not be the first user, except as permitted by the next sentence. If any proceeds of the Bonds are used to acquire (i) an existing building, (ii) an existing building and equipment thereof, (iii) an existing structure (other than a building), or (iv) an existing structure and equipment thereof, then the Borrower will, within two years of the later of the Series Issue Date or the date the Borrower acquires such building or structure, incur Rehabilitation Expenditures in an amount at least equal to (x) 15% of the portion of the cost of acquiring all existing buildings and equipment thereof which is financed with net proceeds of the Bonds, plus (y) 100% of the portion of the cost of acquiring all existing structures (other than a building) and equipment thereof which is financed with net proceeds of the Bonds,

     (f) Limitation on Financing Certain Facilities. The Borrower will not use more than 25% of the net proceeds of the Bonds to provide any portion of the Project the primary purpose of which is to provide retail food or beverage services (exclusive of grocery stores), automobile sales or services, or the provision of recreation or entertainment.

     (g) Prohibition on Financing Certain Facilities. The Borrower will not use any portion of the proceeds of the Bonds to provide any portion of the Project to be used for a private or commercial golf course, country club, massage parlor, tennis club, skating facility (including roller skating, skateboard and ice skating), racquet sports facility (including any handball or racquetball court), hot tub facility, suntan facility or racetrack. The Borrower will not use any proceeds of the Bonds to provide any airplane, any sky box or other private luxury box, any health club facility, any facility primarily used for gambling, or any store the principal business of which is the sale of alcoholic beverages for consumption off premises.

     (h) $1,000.000 or $10,000,000 Limitation. If the Issuer has elected the $10,000,000 limit in respect of the Bonds, then neither the Borrower, any other Principal User of the portion of the Project financed with Bond proceeds nor any Related Person with respect to the Borrower or any such Principal User of the Project will, during the six-year period beginning three years before the Series Issue Date, pay or incur any capital expenditures, or become a Principal User of a facility with respect to which capital expenditures have been made in such period, if--

     (i) The capital expenditures are financed other than with the proceeds of the Bonds,

     (ii) The facility with respect to which the capital expenditures are paid or incurred is the Project or is located in the city, borough, town, township or other incorporated municipality in which the Project is located; and

     (iii) The amount of the capital expenditures, when added to the face amount of the Bonds and any other prior tax-exempt obligations outstanding on the Series Issue Date subject to aggregation with the Bonds under the Code, would exceed $10,000,000.

Neither the Borrower, any other Principal User of the portion of the Project financed with Bond proceeds nor any Related Person with respect to the Borrower or any such Principal User of the Project will, during the Test Period in respect of the Bonds, merge with, acquire more than 50% of the stock of or otherwise become a Related Person to another entity so as to cause the outstanding amount of the Bonds, and any other prior tax-exempt obligations subject to aggregation with the Bonds under the Code, to exceed $1,000,000 or $10,000,000 (taking into account all capital expenditures described above) if the Issuer has elected the $10,000,000 limit in respect of the Bonds.

     (i) $40,000,000 Limitation an Acquisition of Other Property, Mergers and Leases. If the taxability condition described below is present, then neither Borrower, any other Principal User of the portion of the Project financed with Bond proceeds nor any Related Person with respect to the Borrower or any such Principal User of the Project will, during the Test Period in respect of the Bonds, either (i) be or become a Principal User of a facility financed with tax-exempt bonds issued prior to the Series Issue Date (a "prior issue") or (ii) merge with or become a Related Person with respect to a Principal User of a facility financed by a prior issue. The taxability condition that, if present, shall prevent the Borrower, any other Principal User of the portion of the Project financed with Bond proceeds and any Related Person with respect to the Borrower or any such Principal User of the Project from entering into the foregoing transactions during the Test Period, is that the prior issue is either Exempt Facility Bonds, an issue of qualified redevelopment bonds (as defined in Section 144(c)(1) of the Code) or Small Issue Bonds, the Test Period for the prior issue has not expired as of the Series Issue Date, and the portion of the prior issue allocable under the Code to the Borrower (and all Related Persons with respect to the Borrower) or any other Principal User of the portion of the Project financed with Bond proceeds (and all Related Persons with respect to such Principal User), when added to the outstanding amount of the Bonds and any other prior tax-exempt financing allocable under the Code to the Borrower (and such Related Persons) or such Principal User (and such Related Persons), as the case may be, would exceed $40,000,000.

     (j) Lease of Project. In connection with any lease or other grant by the Borrower of the use of the portion of the Project financed with Bond proceeds, the Borrower will require that the lessee or other user of any portion of the Project and all Related Persons with respect to such lessee or user will not violate the covenants set forth herein.

     (k) Bond Maturity Limitation. The average reasonably expected economic life of the property financed with the proceeds of the Bonds, disregarding land, will be at least 84% of the average maturity of the Bonds, as determined pursuant to Section 147(b) of the Code.

     (l) Aggregation of Issues with Respect to Single Project. The portion of the Project financed with Bond proceeds does not and will not comprise a part of a single building, an enclosed shopping mall or a strip of offices, stores or warehouses using substantial common facilities, any portion of which has been financed through any other tax-exempt issue.

     (m) Nonpurpose Investments. After the expiration of any applicable temporary period under Section 148(c) of the Code, (i) at no time during any bond year will the aggregate amount of gross proceeds of the Bonds invested in nonpurpose investments with a yield higher than the yield on the Bonds exceed 150% of the debt service on the Bonds for such bond year, and the aggregate amount of gross proceeds of the Bonds invested in nonpurpose investments with a yield higher than the yield on the Bonds, if any, will be promptly and appropriately reduced as the amount of outstanding Bonds is reduced, provided that the foregoing shall not require the sale or disposition of any investments in nonpurpose investments if such sale or disposition would result in a loss which exceeds the amount which would be paid to the United States pursuant to the Standard Provisions (but for such sale or disposition) at the time of such sale or disposition if a payment under the Standard Provisions were due at such time and (ii) not more than the lesser of 5% of the proceeds of the Bonds or $100,000 (in addition to the amounts allowed under Sections 148(c) and (d) of the Code and subject to the yield adjustment provisions of Treasury Regulations 1.148-5(C) of the proceeds of the Bonds will be invested in higher yielding investments.

     At no time will any funds constituting gross proceeds of the Bonds be used to acquire investments at other than fair market value within the meaning of the applicable Treasury Regulations pertaining to, or in any other fashion as would constitute failure of compliance with, Section 148 of the Code. Investments or deposits in certificates of deposit or pursuant to investment contracts shall not be made without compliance, at or prior to such investment or deposit, with the requirements of Treasury Regulations Section 1.48-5(d)(6)(ii) and (iii), respectively, or with any successor provisions thereto.

     The terms "bond year", "proceeds", "gross proceeds", "nonpurpose investments", "yield", "higher yielding investments" and "debt service" have the meanings assigned to them for purposes of Section 148 of the Code.

     (n) No Higher Yield Collateral to Bank. In no event will the Borrower provide collateral to the Bank or the Participating Bank which bears a yield higher than the yield on the Bonds within the meaning of Section 148 of the Code and any lawful regulations promulgated thereunder, except upon receipt by the Borrower of an opinion of Bond Counsel to the effect that the pledge of such collateral shall not cause the interest on the Bonds to be included in the gross income of the Holders for federal income tax purposes; provided that no such yield restriction or opinion is required with respect to the pledge of any collateral that consists of obligations, the interest on which is excluded from the gross income of the holders thereof for federal income tax purposes.

     (o) No Same Issue Bonds. Neither the Borrower nor any other Principal User of the portion of the Project financed with Bond proceeds nor any Related Person has participated, or will participate, in the offering for sale or sale of any issue of Exempt Facility Bonds, Small Issue Bonds or qualified redevelopment bonds (as defined in Section 144(b) of the Code), which are or will be required to be aggregated with the Bonds as part of the "same issue" within the meaning of Section 144(a)(6) of the Code.

     (p) Notice. The Borrower shall provide a written statement signed by its Authorized Representative to the Issuer and the Trustee immediately upon the violation of any of the covenants set forth in this Section 5.12, setting forth in detail the facts, nature and scope of such violation.

     Section 5.13. Nondiscrimination. The Borrower hereby accepts and agrees to be bound by the nondiscrimination clause set forth in Exhibit C attached hereto.


(End of Article V)

ARTICLE VI

REDEMPTION OF BONDS

     Section 6.1. Optional Redemption. Provided no Event of Default shall have occurred and be subsisting, at any time and from time to time, the Borrower may deliver or cause to be delivered Loan Payments to the Trustee in addition to the scheduled Loan Payments required to be made under Section 4.2 and direct the Trustee to use the Loan Payments so delivered for the purpose of calling Bonds for optional redemption in accordance with the applicable provisions of the Indenture and redeeming such Bonds at the redemption price stated in the Indenture. Such Loan Payments shall be held and applied as provided in Section 5.05 of the Standard Provisions and delivery thereof shall not operate to abate or postpone Loan Payments otherwise becoming due or to alter or suspend any other obligations of the Borrower under this Agreement. Whenever the Bonds are subject to optional redemption pursuant to the Indenture, the Issuer will, but only upon direction of the Borrower, direct the Trustee to call the same for redemption as provided in the Indenture.

     Section 6.2. Extraordinary Optional Redemption.. The Borrower shall have, subject to the conditions hereinafter imposed, the option to direct the redemption of the Bonds in accordance with the applicable provisions of the Indenture upon the occurrence of any of the following events:

     (a) The Project shall have been damaged or destroyed to such an extent that (1) it cannot reasonably be expected by the Borrower to be restored, within a period of six months, to the condition thereof immediately preceding such damage or destruction or (2) its normal use and operation is reasonably expected by the Borrower to be prevented for a period of six consecutive months.

     (b) Title to, or the temporary use of, all or a significant part of the Project shall have been taken under the exercise of the power of eminent domain (1) to such extent that the Project cannot reasonably be expected by the Borrower to be restored within a period of six months to a condition of usefulness comparable to that existing prior to the taking or (2) as a result of the taking, normal use and operation of the Project is reasonably expected by the Borrower to be prevented for a period of six consecutive months.

     (c) As a result of any changes in state or federal laws or as a result of legislative or administrative action (whether state or federal) or by final decree, judgment or order of any court or administrative body
(whether state or federal) entered after the contest thereof by the Issuer or the Borrower in good faith, this Agreement shall have become void or unenforceable or impossible of performance in accordance with the intent and purpose of the parties as expressed in this Agreement, or if unreasonable burden or excessive liability shall have been imposed with respect to the Project or the operation thereof, including without limitation federal, state or other ad valorem, property, income or other taxes not being imposed on the date of this Agreement other than ad valorem taxes presently generally levied upon privately owned property used for the same general purpose as the Project.

     (d) Changes in the economic availability of raw materials, operating supplies, energy sources or supplies, or facilities (including, but not limited to, facilities in connection with the disposal of industrial wastes) necessary for the operation of the Project shall have occurred or technological or other changes shall have occurred which the Borrower cannot reasonably overcome or control and which in the Borrower's reasonable judgment render the Project uneconomic.

     To exercise such option, the Borrower shall, within 90 days following the event giving rise to the exercise of that option, or at any time during the continuation of the condition referred to in clause (d) above, give written notice to the Issuer and the Trustee specifying the date on which the Borrower will deliver the funds required for such redemption, which date shall be not more than 90 days from the date such notice is mailed and shall make arrangements satisfactory to the Trustee for the giving of the required notice of redemption.

     The amount payable by the Borrower in the event of its exercise of the option granted in this Section shall be the sum of (i) an amount of money which, when added to the moneys and investments held to the credit of the Bond Fund, will be sufficient pursuant to Section 5.05 and Article X of the Standard Provisions to pay, or provide for the payment of, the redemption price of Bonds on the redemption date and to fully reimburse the Bank and the Participating Bank with respect to all drawings on the Letter of Credit, such amount to be paid to the Trustee, plus (ii) an amount of money equal to the Additional Payments accrued and to accrue until actual final payment and redemption of the Bonds, such amount or applicable portions thereof to be paid to the Trustee or to the Persons to whom those Additional Payments are or will be due. The requirement of clause (ii) above with respect to Additional Payments to accrue may be met if provisions satisfactory to the Trustee and the Issuer are made for paying those amounts as they accrue.

     Section 6.3.  Mandatory Redemption.   The Borrower shall deliver or cause
to be delivered to the Trustee the moneys needed to redeem the Bonds in accordance with the mandatory redemption provisions set forth in the Bonds and the Indenture and to fully reimburse the Bank and the Participating Bank with respect to all drawings on the Letter of Credit with respect thereto.
Whenever the Bonds are subject to mandatory redemption pursuant to the Indenture, the Borrower will cooperate with the Issuer and the Trustee in effecting such redemption.

     Section 6.4. Actions by Issuer. At the request of the Borrower or the Trustee, the Issuer shall take all steps required of it under the applicable provisions of the Indenture or the Bonds to effect the redemption of all or a portion of the Bonds pursuant to this Article.

(End of Article VI)

ARTICLE VII

EVENTS OF DEFAULT AND REMEDIES

     Section 7. 1. Events of Default. Each of the following shall be an Event of Default:

     (a) Failure by the Borrower to make or cause to be made any Loan Payment or Purchase Payment on or prior to the date on which such payment is due and payable;

     (b) Failure by the Borrower to observe and perform any other agreement, term or condition contained in this Agreement and continuation of such failure for a period of 30 days after notice thereof shall have been given to the Borrower by the Issuer or the Trustee, or for such longer period as the Issuer and the Trustee may agree to in writing; provided that if the failure is other than the payment of money and is of such nature that it can be corrected but not within the applicable period, such failure shall not constitute an Event of Default so long as the Borrower institutes curative action within the applicable period and diligently pursues such action to completion;

     (c) The Borrower shall (i) apply for or consent to the appointment of a receiver, trustee, liquidator or custodian or the like of itself or of its property, or (ii) admit in writing its inability to pay its debts generally as they become due, or (iii) make a general assignment for the benefit of creditors, or (iv) be adjudicated a bankrupt or insolvent, or (v) commence a voluntary case under the United States Bankruptcy Code, or file a voluntary petition or answer seeking reorganization, an arrangement with creditors or an order for relief, or seeking to take advantage of any insolvency law or file an answer admitting the material allegations of a petition filed against it in any bankruptcy, reorganization, or insolvency proceeding, or action shall be taken by it for the purpose of effecting any of the foregoing, or (vi) have instituted against it, without the application, approval or consent of the Borrower, a proceeding in any court of competent jurisdiction, under any law relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking in respect of the Borrower an order for relief or an adjudication in bankruptcy, reorganization, dissolution, winding up, liquidation, a composition or arrangement with creditors, a readjustment of debts, the appointment of a trustee, receiver, liquidator or custodian or the like of the Borrower or of all or any substantial part of its assets, or other like relief in respect thereof under any bankruptcy or insolvency law, and, if such proceeding is being contested by the Borrower in good faith, the same shall
(A) result in the entry of an order for relief or any such adjudication or
(B) appointment or (B) remain unvacated, undismissed and undischarged for a
(C) period of 60 days;

     (d) Any representation or warranty made by the Borrower herein or any statement in any report, certificate, financial statement or other instrument furnished in connection with this Agreement or with the purchase of the Bonds shall at any time prove to have been false or misleading in any material respect when made or given;

     (e) For any reason the Bonds are declared due and payable by acceleration in accordance with Section 7.03 of the Standard Provisions;

     (f) The Trustee receives notice from the Participating Bank (i) stating that an Event of Default as defined in the Reimbursement Agreement has occurred and is continuing and (ii) directing the Trustee to call the Bonds for mandatory purchase or to declare the principal of the outstanding Bonds immediately due and payable;

     (g) The Trustee receives notice from the Bank (i) stating that an Event of Default as defined in the Participating Bank Agreement has occurred and is continuing and (ii) directing the Trustee to call the Bonds for mandatory purchase or to declare the principal of the outstanding Bonds immediately due and payable;

     (h) The Trustee receives notice from the Bank prior to the tenth Business Day following payment of a drawing under the Letter of Credit for interest on Bonds which remain outstanding after the application of the proceeds of such drawing, stating that the Letter of Credit will not be reinstated with respect to such interest; or

     (i) A Misuse of Bond Proceeds occurs, or the Borrower fails to complete the Project (except for immaterial items) and commence operations at the Project within three years from the Series Issue Date, or fails to maintain (or to cause to be maintained) or within such period to create and thereafter maintain (or to cause to be created and thereafter be maintained) at least 50% of the employment at the Project projected in the Local Entity's application to the Issuer on behalf of the Borrower pursuant to which the Bonds were issued, or ceases or permits to be ceased operations at the Project (other than temporary cessation beyond the control of the Borrower and its lessee), or sells, assigns or otherwise disposes of (whether in one transaction or in a series of transactions) its interest in the Project or any substantial portion thereof (other than leases permitted under Section 5.4) or undertakes or permits any demolition or removal of a substantial portion of the Project without the prior written consent of the Issuer (except as otherwise permitted under Section 5.2), or assigns its interest under this Agreement in violation of Section 8.9.

     The declaration of an Event of Default under paragraph (c) above, and the exercise of remedies upon any such declaration, shall be subject to any applicable limitations of federal bankruptcy law affecting or precluding that declaration or exercise during the pendency of or immediately following any bankruptcy, liquidation or reorganization proceedings.

Section 7.2.  Remedies on Default.

     (a) Whenever an Event of Default shall have happened and be subsisting, any one or more of the following remedial steps may be taken:

     (1) If acceleration of the principal amount of the Bonds has been declared pursuant to Section 7.03 of the Standard Provisions, the Trustee shall declare all Loan Payments to be immediately due and payable, whereupon the same shall become immediately due and payable; and

     (2) The Issuer or the Trustee may pursue any and all remedies now or hereafter existing at law or in equity to collect all amounts then due and thereafter to become due under this Agreement or the Letter of Credit or to enforce the performance and observance of any other obligation or agreement of the Borrower under this Agreement.

     (b) The Borrower covenants that, in case it shall fail to pay or cause to be paid any Loan Payments or Purchase Payments as and when the same shall become due and payable whether at maturity or by acceleration or otherwise, then, upon demand of the Trustee, the Borrower will pay to the Trustee the whole amount that then shall have become due and payable hereunder; and, in addition thereto, such further amounts as shall be sufficient to cover the costs and expenses of collection, including a reasonable compensation to the Trustee, its agents and counsel, and any expenses or liabilities incurred by the Issuer or the Trustee. In case the

Borrower shall fail forthwith to pay such amounts upon such demand, the Trustee shall be entitled and empowered to institute any actions or proceedings at law or in equity for the collection of the sums so due and unpaid.

     (c) In case there shall be pending proceedings for the bankruptcy or reorganization of the Borrower under the federal bankruptcy laws or any other applicable law, or in case a receiver or trustee shall have been appointed for the benefit of the creditors or the property of the Borrower, the Trustee shall be entitled and empowered, by intervention in such proceedings or otherwise, to file and prove a claim or claims for the whole amount due hereunder, including interest owing and unpaid in respect thereof, and, in case of any judicial proceedings, to file such proofs of claim and other papers or documents as may be necessary or advisable in order to have the claims of the Trustee allowed in such judicial proceedings relative to the Borrower, its creditors or its property, and to collect and receive any moneys or other property payable or deliverable on any such claims, and to distribute the same after the deduction of its charges and expenses. Any receiver, assignee or trustee in bankruptcy or reorganization is hereby authorized to make such payments to the Issuer or the Trustee, and to pay to the Issuer or the Trustee any amount due it for compensation and expenses, including counsel fees incurred by it up to the date of such distribution.

     Notwithstanding the foregoing, the Trustee shall not be obligated to take any step which in its opinion will or might cause it to expend money or otherwise incur liability unless and until a satisfactory indemnity bond has been furnished to the Trustee at no cost or expense to the Trustee. Any amounts collected as Loan Payments or applicable to Loan Payments and any other amounts which would be applicable to payment of Bond Service collected pursuant to action taken under this Section shall, after the deduction of the Trustee's charges and expenses, be paid into the Bond Fund and applied in accordance with the provisions of the Indenture or, if the outstanding Bonds have been paid and discharged in accordance with the provisions of the Indenture, shall be paid as provided in Article X of the Standard Provisions for transfers of remaining amounts in the Bond Fund.

     The provisions of this Section are subject to the further limitation that the annulment by the Trustee of its declaration that all of the Bonds are immediately due and payable also shall constitute an annulment of any corresponding declaration made pursuant to Subsection 7.2(a)(1); provided that no such waiver or rescission shall extend to or affect any subsequent or other default or impair any right consequent thereon.

     Section 7.3. Remedies Not Exclusive. No remedy conferred upon or reserved to the Issuer or the Trustee by this Agreement is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Agreement or the Letter of Credit, or now or hereafter existing at law or in equity. No delay or omission to exercise any right or power accruing upon any default shall impair that right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. In order to entitle the Issuer or the Trustee to exercise any remedy reserved to it in this Article, it shall not be necessary to give any notice, other than any notice required by law or for which express provision is made herein.

     Section 7.4. Payment of Legal Fees and Expenses. If an Event of Default should occur and the Issuer or the Trustee should incur expenses, including attorneys' fees, in connection with the enforcement of this Agreement or the Letter of Credit or the collection of sums due thereunder, the Borrower shall reimburse the Issuer and the Trustee, as applicable, for the expenses so incurred, upon demand.

     Section 7.5. No Waiver. No failure by the Issuer or the Trustee to insist upon the strict performance by the Borrower of any provision hereof shall constitute a waiver of their right to strict performance and no express waiver shall be deemed to apply to any other existing or subsequent right to remedy the failure by the Borrower to observe or comply with any provision hereof.

     The Issuer and the Trustee may waive any Event of Default hereunder only with the prior written consent of the Bank and the Participating Bank; provided that the Trustee shall not waive an Event of Default under Section
7.1 (i) without the prior written consent of the Issuer.

     Section 7.6. Notice of Default. The Borrower shall immediately notify the Trustee, the Issuer, the Participating Bank and the Bank in writing if it becomes aware of the occurrence of any Event of Default hereunder or of any fact, condition or event which, with the giving of notice or passage of time or both, would become an Event of Default.

(End of Article VII)

ARTICLE VIII

MISCELLANEOUS

     Section 8.1. Term of Agreement. This Agreement shall be and remain in full force and effect from the Series Issue Date until such time as all of the Bonds shall have been fully paid (or provision made for such payment) pursuant to the Indenture, the Indenture shall have been released pursuant to Section
10.01 thereof, and all other sums payable by the Borrower under this Agreement and the Reimbursement Agreement shall have been paid, except for obligations of the Borrower under Section 5.10, which shall survive any termination of this Agreement.

     Section 8.2. Notices. All notices, certificates, requests or other communications hereunder shall be in writing and shall be deemed to be sufficiently given when mailed by registered or certified mail, postage prepaid, sent by telecopier or nationally recognized overnight courier or delivered in person and addressed as follows:

     If to the Borrower: Webco Industries, Inc.
                         P.O. Box 100
                         Sand Springs, OK  74063
                         Attention:  Michael P. Howard, Vice President

     If to the Issuer: Pennsylvania Economic Development Financing
                       Authority
                       Department of Community and Economic Development 466 Forum Building
                       Harrisburg, PA  17120

If to the Trustee: Chase Manhattan Trust Company, National
                   Association,
                   Trustee
                   1650 Market Street, 52nd Floor
                   Philadelphia, PA  19103
                   Attention:  Global Trust Services

If to the Remarketing Advisor:
                  PNC Capital Markets, Inc.
                  One PNC Plaza
                  Fifth and Wood, 25th Floor
                  Pittsburgh, PA  15222-2707
                  Attention:  Remarketing Desk

If to the Bank: PNC Bank, National Association
                 One PNC Plaza
                 249 Fifth Avenue
                 Pittsburgh, PA  15222-2707
                 Attention:  Financial Institutions Group

     with a copy to:

               PNC Bank, National Association
               3rd Floor Annex
               237 Fifth Avenue
               Pittsburgh, PA  15222
               Attention:  Letter of Credit Department

If to the Participating Bank:
               American National Bank and Trust Company of Chicago One North LaSalle
               9th Floor
               Chicago, IL  60690
               Attention: Donna Evans, Vice President

The Borrower, the Issuer, the Trustee, the Bank, the Participating Bank and the Remarketing Advisor, by notice given hereunder to the Persons listed above, may designate any further or different addresses to which subsequent notices, certificates, requests or other communications shall be sent.

     Section 8.3. Limitation of Liability: No Personal Liability. In the exercise of the powers of the Issuer, the Trustee or the Remarketing Advisor hereunder or under the Indenture, including without limitation the application of moneys and the investment of funds, neither the Issuer, the Trustee, the Remarketing Advisor nor their members, directors, officers, employees or agents shall be accountable to the Borrower for any action taken or omitted by any of them in good faith and with the belief that it is authorized or within the discretion or rights or powers conferred. The Issuer, the Trustee, the Remarketing Advisor and their members, directors, officers, employees and agents shall be protected in acting upon any paper or document believed to be genuine, and any of them may conclusively rely upon the advice of counsel and may (but need not) require further evidence of any fact or matter before taking any action. In the event of any default by the Issuer hereunder, the liability of the Issuer to the Borrower shall be enforceable only out of the

Issuer's interest under this Agreement and there shall be no other recourse for damages by the Borrower against the Issuer, its members, directors, officers, attorneys, agents and employees, or any of the property now or hereafter owned by it or them. All covenants, obligations and agreements of the Issuer contained in this Agreement or the Indenture shall be effective to the extent authorized and permitted by applicable law. No such covenant, obligation or agreement shall be deemed to be a covenant, obligation or agreement of any present or future member, director, officer, agent or employee of the Issuer, and no official executing the Bonds shall be liable personally on the Bonds or be subject to any personal liability or accountability by reason of the issuance thereof or by reason of the covenants, obligations or agreements of the Issuer contained in this Agreement or the Indenture.

     Section 8.4. Binding Effect. This Agreement shall inure to the benefit of and shall be binding in accordance with its terms upon the Issuer, the Borrower and their respective successors and assigns; provided that this Agreement may not be assigned by the Borrower (except in connection with a sale or transfer of assets pursuant to Section 5.1 or in compliance with
Section 8.9) and may not be assigned by the Issuer except to the Trustee pursuant to the Indenture or as otherwise may be necessary to enforce or secure payment of Bond Service. This Agreement may be enforced only by the parties, their assignees and others who may, by law, stand in their respective places. In addition, the Remarketing Advisor, the Bank and the Participating Bank are hereby explicitly recognized as third party beneficiaries of this Agreement.

     Section 8.5. Amendments. Except as otherwise expressly provided in this Agreement or the Indenture, subsequent to the issuance of the Bonds and unless and until all conditions provided for in the Indenture for release of the Indenture are met, this Agreement may not be effectively amended, modified or terminated except by an instrument in writing signed by the Borrower and the Issuer, consented to by the Trustee, and in accordance with the provisions of
Article IX of the Standard Provisions, as applicable.

     Section 8.6. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be regarded as an original and all of which shall constitute one and the same instrument.

     Section 8.7. Severability. If any provision of this Agreement is determined by a court to be invalid or unenforceable, such determination shall not affect any other provision hereof, each of which shall be construed and enforced as if the invalid or unenforceable portion were not contained herein. Such invalidity or unenforceability shall not affect any valid and enforceable application thereof, and each such provision shall be deemed to be effective, operative and entered into in the manner and to the full extent permitted by applicable law.

     Section 8.8. Governing Law. This Agreement shall be deemed to be a contract made under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

     Section 8.9. Assignment. The Borrower shall not assign this Agreement or any interest of the Borrower herein, either in whole or in part, without the prior written consent of the Trustee, which consent shall be given if the following conditions are fulfilled: (i) the assignee assumes in writing all of the obligations of the Borrower hereunder; (ii) the assignee provides the Trustee with an opinion of Counsel satisfactory to the Trustee to the effect that neither the validity nor the enforceability of this Agreement shall be adversely affected by such assignment; (iii) the Project shall continue in the opinion of Bond Counsel to be a "project" as such term is defined in the Act after such assignment; (iv) such assignment shall not, in the opinion of Bond Counsel, have an adverse effect on the exclusion from gross income for federal income tax purposes of interest on the Bonds; (v) the assignee shall not be a

Disqualified Contractor; and (vi) consent by the Issuer, which consent shall not be unreasonably withheld. For purposes of this Section, no foreclosure by the Participating Bank, or conveyance in lieu thereof, or other transfer to the Participating Bank or an affiliate of the Participating Bank, shall, of itself, be deemed an assignment for purposes of this Section or a sale, transfer, assignment or other disposition for purposes of Section 5.2.
Subject to the foregoing, the terms "Issuer", "Borrower", "Trustee" and "Remarketing Advisor" shall, where the context requires, include the respective successors and assigns of such persons. No assignment pursuant to this Section shall release the Borrower from its obligations under this Agreement, unless the Participating Bank has consented to such release.

     Section 8.10. Receipt of Indenture. The Borrower hereby acknowledges that it has received an executed copy of the Indenture and of the Standard Provisions incorporated therein and is familiar with their provisions, and agrees that it is subject to and bound by the terms thereof and it will take all such actions as are required or contemplated of it under the Indenture to preserve and protect the rights of the Trustee and of the Holders and the Bank and the Participating Bank thereunder and that it will not take any action which would cause a default thereunder. Any redemption of Bonds prior to maturity shall be effected as provided in the Indenture.

(End of Article VIII)

     IN WITNESS WHEREOF, the issuer and the Borrower, intending to be legally bound, have caused this Agreement to be duly executed in their respective names, all as of the date first above written.

[SEAL]                PENNSYLVANIA ECONOMIC DEVELOPMENT FINANCING AUTHORITY


Attest: Kelly Stephens                By: Kimberly Kaufman
Assistant Secretary                   Executive Director

(SEAL.]                              WEBCO INDUSTRIES, INC.


Attest: Larry W. Sandel              By: /s/Michael P. Howard
Title:  Assistant Secretary          Title: Chief Financial Officer

     This execution page is part of the Loan Agreement dated as of December 1, 1998 between Pennsylvania Economic Development Financing Authority and Webco Industries, Inc.

     EXHIBIT A
WEBCO INDUSTRIES- INC PROJECT

     The Project consists of a 37,500 square-foot expansion to an existing 109,00 square-foot building and related equipment, to be located in Oil City, Venango County, Pennsylvania, to be acquired, constructed and equipped by the Borrower and operated by the Borrower as a facility for the manufacture of high carbon steel and stainless steel tubing products used by industrial plants, utility plants, co-generation and other facilities.

                        Sources and Uses of Funds



                                     Other
                        Bond         Borrowed
                        Proceeds     Funds           Equity          Total

New Construction                 $1,564,240      $ 1,320,000     $  2,884,240

Acquisition of New   $ 980,000   $  650,000      $10,460,000     $ 12,090,000
Equipment

Costs of Issuance    $  20,000                     $   3,000     $     23,000

Other                            $  200,000                      $    200,000

Total               $1,000,000   $2,414,240       $11,783,00     $ 15,197,240

EXHIBIT B

Form of Disbursement Request

STATEMENT NO.           REQUESTING DISBURSEMENT OF FUNDS FROM PROJECT FUND
PURSUANT TO SECTION 3.4 OF THE LOAN AGREEMENT DATED AS OF DECEMBER 1, 1998 ("LOAN AGREEMENT") BETWEEN PENNSYLVANIA ECONOMIC DEVELOPMENT FINANCING AUTHORITY ("ISSUER") AND WEBCO INDUSTRIES, INC. ("BORROWER").

     The terms used herein shall have the meanings specified for such terms in or pursuant to the Loan Agreement. Pursuant to Section 3.4 of the Loan Agreement, the undersigned Authorized Representative of the Borrower hereby requests and authorizes the Trustee to pay to the Borrower or to the person(s) listed on the Disbursement Schedule attached hereto out of the moneys
deposited in the Project Fund the aggregate sum of     $            to
reimburse the Borrower or to pay such person(s), as indicated in the Disbursement Schedule, for the items of Project Cost listed in the Disbursement Schedule.

In connection with the foregoing request and authorization, the undersigned hereby certifies that:

(a) Each item for which disbursement is requested hereunder is due, is an item of incurred Project Cost properly reimbursable or payable out of the Project Fund in accordance with the terms and conditions of the Loan Agreement and none of those items has formed the basis for any disbursement heretofore made from the Project Fund.

(b) Each such item is or was necessary or appropriate in connection with the acquisition, construction, equipment and/or qualified refinancing of the Project.

(c) Each such item is as described in the information statement filed by the Issuer in connection with the issuance of the Bonds (as defined in the Loan Agreement), as required by Section 149(e) of the Code; provided that if any such item is not as described in that information statement, attached hereto is an opinion of Bond Counsel that such disbursement will not result in the interest on the Bonds becoming included in the gross income of the Holders for federal income tax purposes.

(d) The reimbursement or payment of the Project Costs requisitioned hereby will comply with the restrictions contained in Sections 3.4, 5.11 and 5.12 of the Loan Agreement.

(e) This statement and all exhibits hereto, including the Disbursement Schedule, shall constitute full warrant, protection and authority to the Trustee for its actions taken pursuant hereto.

Dated:

                                        WEBCO INDUSTRIES, INC.

                                        By:
                                             Authorized Representative

Approved by American National Bank and Trust Company of Chicago


By:
     Authorized Signatory


DISBURSEMENT SCHEDULE

TO STATEMENT NO.       REQUESTING AND AUTHORIZING DISBURSEMENT OF FUNDS FROM
PROJECT FUND PURSUANT TO SECTION 3.4 OF THE LOAN AGREEMENT DATED AS OF DECEMBER 1, 1998 BETWEEN PENNSYLVANIA ECONOMIC DEVELOPMENT FINANCING AUTHORITY AND WEBCO INDUSTRIES, INC.

PAYEE               AMOUNT               PURPOSE

EXHIBIT C

NONDISCRIMINATION CLAUSE

     During the term of this contract, the Borrower agrees as to itself and each tenant of the Project controlling, controlled by or under common control with the Borrower (each of the Borrower and each such tenant, a "Contractor") as follows:

     1. Contractor shall not discriminate against any employee, applicant for employment, independent contractor or any other person because of race, color, religious creed, handicap, ancestry, national origin, age or sex. Contractor shall take affirmative action to insure that applicants are employed, and that employees or agents are treated during employment, without regard to their race, color, religious creed, handicap, ancestry, national original age or sex. Such affirmative action shall include, but not limited to: employment, upgrading, demotion or transfer, recruitment or recruitment advertising; layoff or termination; rates of pay or other forms of compensation; and selection for training. Contractor shall post in conspicuous places, available to employees, applicants for employment and other persons, a notice to be provided by the contracting agency setting forth the provisions of this nondiscrimination clause.

     2. Contractor shall in advertisements or requests for employment placed by it or on its behalf, state that all qualified applicants will receive consideration for employment without regard to race, color, religious creed, handicap, ancestry, national origin, age or sex.

     3. Contractor shall send to each labor union or workers' representative with which it has a collective bargaining agreement or other contract or understanding, a notice advising said labor union or workers' representative of its commitment to this nondiscrimination clause. Similar notice shall be sent to every other source of recruitment regularly utilized by Contractor.

     4. It shall be no defense to a finding of noncompliance with this nondiscrimination clause that Contractor had delegated some of its employment practices to any union, training program or other source of recruitment which prevents it from meeting its obligations. However, if the evidence indicates that Contractor was not on notice of the third-party discrimination or made a good faith effort to correct it, such factor shall be considered a mitigating circumstance in determining appropriate sanctions.

     5. Where the practices of a union or of any training program or other program of recruitment will result in the exclusion of minority group persons, so that Contractor will be unable to meet its obligations under this nondiscrimination clause, Contractor shall then employ and fill vacancies through other nondiscriminatory employment procedures.

     6. Contractor shall comply with all applicable state and federal laws prohibiting discrimination in hiring or employment opportunities. In the event of Contractor's noncompliance with the nondiscrimination clause of this contract or with any such laws, the Loan Payments may be accelerated, and Contractor may be declared temporarily ineligible for further Commonwealth of Pennsylvania contracts, and other sanctions may be imposed and remedies invoked.
     7. Contractor shall furnish all necessary employment documents and records to, and permit access to its books, records and accounts by, the contracting agency for purposes of investigation to ascertain compliance with the provisions of this clause. If Contractor does not possess documents or records reflecting the necessary information requested, it shall furnish such information on reporting forms supplied by the contracting agency.

     8. Contractor shall actively recruit minority subcontractors and women subcontractors or subcontractors with substantial minority or women representation among their employees.

     9. Contractor shall include the provisions of this nondiscrimination clause in every subcontract, so that such provisions will be binding upon each subcontractor.

     10. Contractor obligations under this clause are limited to Contractor's facilities within Pennsylvania or, where the contract is for purchase of goods manufactured outside of Pennsylvania, the facilities at which such goods are actually produced.


                                                                EXHIBIT 10.12

                          REIMBURSEMENT AGREEMENT

     THIS AGREEMENT, made as of December 1, 1998 between WEBCO INDUSTRIES, INC. (the "Borrower"), an Oklahoma corporation, and AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO (the "Bank").

                                RECITALS:

     A. Borrower is a party to that certain Loan and Security Agreement (as amended, modified or supplemented from time to time, the "Loan and Security Agreement") dated as of July 15, 1998 by and among Borrower, the financial institutions party thereto (the "Lenders") and American National Bank and Trust Company of Chicago, in its capacity as agent for the Lenders (the "Agent").

     B. Pennsylvania Economic Development Financing Authority (the "Issuer") has issued its Economic Development Revenue Bonds, 1998 Series G-15 (Webco Industries, Inc. Project) in the aggregate principal amount of $1,000,000 (the "Bonds") under a Trust Indenture dated as of December 1, 1998 (as amended, modified or supplemented from time to time, the "Indenture") between the Issuer and Chase Manhattan Trust Company, National Association, as Trustee (including any successor trustee, the "Trustee").

     C. Pursuant to a Loan Agreement dated as of December 1, 1998 between the Issuer and the Borrower (as amended, modified or supplemented from time to time, the "Loan Agreement"), the proceeds of the Bonds are being applied to finance the Project (as defined in the Loan Agreement).

     D. In order to facilitate the issuance and sale of the Bonds and to enhance the marketability of the Bonds, the Issuer has asked PNC Bank, National Association (the "Letter of Credit Bank") to issue its Irrevocable Letter of Credit (together with any amendment thereto and any substitute letter of credit issued by the Letter of Credit Bank therefor, the "Letter of Credit") to the Trustee authorizing the Trustee to make one or more draws on the Letter of Credit Bank up to an aggregate of $1,024,568.00 (as reduced and reinstated from time to time in accordance with the provisions of the Letter of Credit, the "Letter of Credit Amount"), of which originally (i) $1,000,000 shall be in respect of principal of the Bonds and (ii) $24,568.00 shall be in respect of accrued interest on the Bonds. The purpose of the Letter of Credit is to provide funds for the payment of principal of and interest on the Bonds and the purchase price of Bonds which have been tendered for purchase pursuant to the tender option provisions thereof and of the Indenture to the extent remarketing proceeds or other funds are not available therefor in accordance with the provisions of the Indenture.

     E. The Letter of Credit Bank will only issue the Letter of Credit for the account of a banking institution acceptable to the Letter of Credit Bank. To such end and to achieve interest cost savings and other savings for the Borrower, the Borrower has asked the Bank to enter into a Participation and Reimbursement Agreement dated as of December 1, 1998 with the Letter of Credit Bank (as amended, modified or supplemented from time to time, the "Participating Bank Agreement") under which the Bank will become obligated to reimburse the Letter of Credit Bank for all drawings under the Letter of

Credit and to make certain other payments to the Letter of Credit Bank.

     F. The Bank is willing to enter into the Participating Bank Agreement for the account of the Borrower upon the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the foregoing and the undertakings herein set forth and intending to be legally bound, the Borrower and the Bank hereby agree as follows:

ARTICLE I

DEFINITIONS

     Section 1.01. Definitions. Capitalized terms used herein and not otherwise defined herein shall have the meanings given such terms in the Loan and Security Agreement and the Letter of Credit to the extent the same are defined therein. In addition to terms defined elsewhere herein, the following terms shall have the meanings specified in this Article, unless the context otherwise requires:

     "Bond Documents" means the Bonds, the Indenture, the Loan Agreement, the Remarketing Agreement and any other agreements or instruments relating thereto.

     "Closing Date" means December 16, 1998.

     "Default" means an event which, with the giving of notice or lapse of time or both, would constitute an Event of Default.

     "Event of Default" shall have the meaning ascribed to such term in
Section 8.01.

     "Pledged Bonds" shall have the meaning ascribed to such term in Section
3.03.

     "Project Fund" shall have the meaning ascribed to such term in the Indenture.

     "Remarketing Advisor" means PNC Capital Markets, Inc. and its successors and assigns as Remarketing Advisor under the Indenture.

     "Remarketing Agreement" means the Remarketing Agreement dated as of December 1, 1998 between the Remarketing Advisor and the Borrower relating to the Remarketing Advisor's duties under the Indenture.

     "Security Documents" means the Bond Pledge Agreement, the financing statements and continuation statements delivered pursuant to Section 3.03 and any other instruments delivered to the Bank from time to time to secure obligations of the Borrower under this Agreement.

     "Unremarketed Tendered Bonds" means Bonds which (a) have been tendered for purchase pursuant to the tender option provisions of the Bonds and the

Indenture and (b) have not been successfully remarketed by the Remarketing Advisor prior to 10:00 am., Philadelphia, Pennsylvania time on the date of purchase thereof pursuant to such tender.

     Section 1.02. Commercial Terms. All terms used but not otherwise defined herein which are defined in the Illinois Uniform Commercial Code on the date hereof shall have the respective meanings assigned to them therein as of the date hereof.

     Section 1.03. Rules of Construction; Time of Day. In this Agreement, unless otherwise indicated, (i) defined terms may be used in the singular or the plural and the use of any gender includes all genders, (ii) the words "hereof, "herein", "hereto", "hereby " and "hereunder" refer to this entire Agreement (including all Schedules and Exhibits hereto), and
(iii) all references to particular Articles, Sections, Schedules or Exhibits are references to the Articles, Sections, Schedules or Exhibits of this Agreement unless otherwise specified. References to any time of the day in this Agreement shall, unless otherwise specified, refer to Chicago, Illinois time.

ARTICLE II

CREDIT AND REIMBURSEMENT

     Section 2.01. Credit. The Borrower hereby requests the Bank to enter into the Participating Bank Agreement with the Letter of Credit Bank. At the request and for the account of the Borrower and subject to satisfaction of each of the conditions precedent set forth in Article IV hereof, the Bank will enter into the Participating Bank Agreement with the Letter of Credit Bank on the Closing Date. Borrower hereby acknowledges and agrees that (i) the Borrower has received copies of the Participating Bank Agreement and the Letter of Credit and is familiar with their terms, (ii) the Borrower will immediately reimburse the Bank for all advances made by the Bank to the Letter of Credit Bank and all other amounts paid by the Bank under the Participating Bank Agreement in accordance with the terms of this Agreement (whether for principal, interest, expenses, advances, indemnities, damages or otherwise) and failing to make such payment to the Bank, the Bank as Agent, may charge the same to Borrower's Loan Account, and (iii) the Borrower will take all action required or contemplated on its part to comply with the terms of the Participating Bank Agreement.

     Section 2.02.     Reimbursement and Other Payments to Bank.

     (a) Reimbursement Payments and Interest. Without limiting the generality of the foregoing, the Borrower shall pay or cause to be paid to the Bank:

     (1) a sum equal to the issuance fee, each commitment fee, and all other fees payable by the Bank to the Letter of Credit Bank under Section
2.04 or 2.05 of the Participating Bank Agreement, on the earlier of (i) the day such commitment fee becomes due and payable by the Bank or (ii) the day such commitment fee is actually paid by the Bank;
     (2) a sum equal to each amount drawn under the Letter of Credit by an Interest Drawing, a Principal Drawing or a Final Payment Drawing, on the earlier of (i) the day reimbursement for such amount becomes due and payable by the Bank to the Letter of Credit Bank under Section 2.02 of the Participating Bank Agreement or any other provision of the Participating Bank Agreement or (ii) the day reimbursement for such amount is actually made by or on behalf of the Bank to the Letter of Credit Bank;

     (3) a sum equal to each amount drawn against the Interest Component of the Letter of Credit Amount by a Liquidity Drawing on the same Business Day that such amount is so drawn;

     (4) a sum equal to each amount drawn against the Principal Component of the Letter of Credit Amount by a Liquidity Drawing, on the same Business Day that such amount is so drawn;

     (5) a sum equal to each drawing fee, each transfer fee and all charges and expenses payable by the Bank to Letter of Credit Bank under
Section 2.06 of the Participating Bank Agreement, on the day that such drawing fee, transfer fee or other charge or expense becomes due and payable by the Bank;

     (6) a sum equal to each amount of costs, fees or expenses incurred by or imposed on the Letter of Credit Bank and payable by the Bank to the Letter of Credit Bank under Section 9.03 of the Participating Bank Agreement, on the day that such amount becomes due and payable by the Bank;

     (7) a sum equal to each other amount payable by the Bank to the Letter of Credit Bank under Section 4.04, 7.02, 8.01 or 8.02 or any other Section of the Participating Bank Agreement, on the day that such amount becomes due and payable by the Bank; and

     (8) a sum equal to each amount of interest payable by the Bank to the Letter of Credit Bank under Section 2.03 or 4.05 of the Participating Bank Agreement, on the earlier of (i) the day such interest becomes due and payable by the Bank or (ii) the day such interest is actually paid by the Bank.

Each sum payable to the Bank under this Section 2.02(a) and all other sums payable under this Agreement shall bear interest from the date such sum is paid by the Bank (in addition to interest payable under Section 2.02(a)(8) until such sum is paid in full (it being understood and agreed that any sum paid to the Bank after 1:00 p.m. on a Business Day shall bear interest as if it was paid at 9:00 am. on the next following Business Day), at a fluctuating rate per annum (computed for the actual number of days elapsed, based on a 360-day year) equal to the from time to time Post-Default Rate applicable to Base Rate Advances comprising part of the Revolving Loans until such sum and all other amounts due and payable under this Agreement have been paid in full. All interest accruing on amounts payable under this Agreement shall be payable on demand.

     (b)     [Intentionally deleted]
     (c) L/C Fees. Borrower shall pay to Agent, for the ratable benefit of Lenders, an L/C Fee as provided and on the same basis as set forth in

Section 2.20(G)(i) of the Loan and Security, provided that for the purposes hereof the "average daily outstanding amount of Letter of Credit Obligations" shall be deemed to be equal to the average daily Nominal Amount of the Letter of Credit. Computations of L/C Fees under this Section shall be for the actual number of days in the applicable period, based on a 360-day year. As used herein, the term "Nominal Amount" shall mean the original face amount of the Letter of Credit, less all permanent reductions in the amount drawable thereunder which are not (or are no longer) subject to reinstatement.

     (d) Increased Costs. If, after the Closing Date, any enactment, promulgation or adoption of or change in any applicable foreign or domestic law, regulation or rule or in the interpretation or administration thereof by any court, administrative or governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank or any Lender (or any controlling affiliate of any thereof) with any guideline, request or directive issued after the date hereof (whether or not having the force of law) of any such authority, central bank or comparable agency, shall either (i) impose, modify or deem applicable any reserve, special deposit, insurance assessment or similar requirement (including without limitation a guideline, request or directive which affects the manner in which the Bank or any Lender allocates capital resources to its commitments and/or risks, including its obligations and/or risks under the Participating Bank Agreement, this Agreement or the Loan and Security Agreement), (ii) affect the amount of capital required or expected to be maintained the Bank or any Lender (or any controlling affiliate of any thereof), (iii) subject the Bank or any Lender to any tax, levy, impost, duty, deduction, withholding or other charge or change the basis of taxation of the Bank or any Lender (other than a change in a rate of tax based on income of the Bank or any Lender), or (iv) impose on the Bank or any Lender any other condition regarding this Agreement, the Loan and Security Agreement or the Security Documents and the result of any event referred to in clause
(i), (ii), (iii) or (iv) of this sentence shall be to increase the direct or indirect cost to the Bank or any Lender of entering into or maintaining the Participating Bank Agreement, of agreeing to make, making or maintaining the loans under the Loan and Security Agreement or of funding or maintaining the obligations and/or risks of the Bank or any Lender under this Agreement or the Loan and Security Agreement or to reduce the amounts receivable by the Bank or any Lender hereunder or under the Loan and Security Agreement or to reduce the rate of return on the capital of the Bank or any Lender (or any controlling affiliate of any thereof) in connection with the Participating Bank Agreement, this Agreement or the Loan and Security Agreement (which increase in cost, reduction in amounts receivable or reduction in rate of return shall be determined by the Bank's or any Lender's reasonable allocation of such cost increase, reduction in amounts receivable or reduction in rate of return resulting from such event), then upon demand by the Bank or any Lender, the Borrower shall pay to the Bank or such Lender, from time to time as specified by the Bank or such Lender, as the case may be, additional amounts that in the aggregate shall be sufficient to compensate the Bank or such Lender, as the case may be, for such increased cost, reduction in amounts receivable or reduction in rate of return. A certificate as to such increased cost, reduction in amounts receivable or reduction in rate of return submitted by the Bank or such Lender, as the case may be, to the Borrower containing an explanation of such increased cost, reduction in amounts receivable or reduction in rate of return and the manner of calculation thereof shall, in absence of manifest error, be conclusive and binding for all purposes.

     (e)     General Interest Accrual. Except as otherwise provided in
Section 2.02(a) all payments to the Bank under this Agreement (including without limitation all payments becoming due under Sections 2.02(c) and 2.02(d) shall be accompanied by interest thereon, from the date such payments become due until they are paid in full, at a fluctuating rate per annum. (computed for the actual number of days elapsed, based on a 360-day year) equal to the from time to time Post-Default
Rate applicable to Base Rate Advances comprising part of the Revolving Loans, until all amounts due and payable pursuant to this Agreement have been paid in full.

     (f) Place of Payment. All payments by the Borrower to the Bank under this Agreement at any time shall be made in lawful currency of the United States at the Bank's office in the manner provided for the making of payments under the Loan and Security Agreement at such time.

     Section 2.03. Payments Under Loan Agreement. The Borrower shall make all Loan Payments, Purchase Payments and Additional Payments (each, as defined in the Loan Agreement) to the Trustee at least two (2) Business Days before the same are due under the Loan Agreement.

     Section 2.04. Obligations Absolute. The obligations of the Borrower under this Agreement shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement, under all circumstances whatsoever, including without limitation the following circumstances: (i) any lack of validity or enforceability of the Letter of Credit, the Participating Bank Agreement, the Loan and Security Agreement, any Financing Agreement, the Bond Documents or any other agreement or document relating thereto; (ii) any amendment or waiver of or any consent to or departure from the Letter of Credit, the Participating Bank Agreement, the Loan and Security Agreement, any Financing Agreement, the Bond Documents or any document relating thereto; (iii) the existence of any claim, set-off, defense or other right which the Borrower may have at any time against the Letter of Credit Bank. the Agent, the Bank, any Lender or the Trustee (or any persons or entities for whom the Letter of Credit Bank or the Trustee may be acting), the Remarketing Advisor, the Bank, the Agent, any Lender or any other Person, whether in connection with this Agreement, the transactions described herein or any unrelated transaction; or (iv) any of the circumstances contemplated in clauses (1) through (7), inclusive, of Section 2.06(a). The Borrower understands and agrees that no payment by it under any other agreement (whether voluntary or otherwise) shall constitute a defense to its obligations hereunder, except to the extent that the Bank has been indefeasibly paid in full or indefeasibly credited for such payment.

     Section 2.05. Indemnification. In addition to any and all rights of the Bank to reimbursement, indemnification or subrogation or any other rights of the Bank at law or in equity, to the extent permitted by applicable law, the Borrower hereby indemnifies and holds harmless the Bank, the Agent and Lenders (and their respective shareholders, directors, officers, employees and agents) (collectively, the "Indemnitees") from and against any and. all claims, damages, losses, liabilities, costs or expenses (including interest, penalties and reasonable attorneys' fees for counsel of each Indemnitee's choice) whatsoever which any Indemnitee may incur (or which may be claimed against any Indemnitee by any person or entity whatsoever) by reason of or in connection with (a) the issuance or a transfer of, or payment or failure to pay under, the Letter of Credit, (b) the entering into, or payment or failure to pay under, the Participating Bank Agreement, (c) any breach by the Borrower, the Bank, the Participating Bank or the Issuer of any representation, warranty, covenant, term or condition in, or the occurrence of any default under, this Agreement, the Participating Bank Agreement, the Security Documents or the Bond Documents, including all reasonable fees or expenses resulting from the settlement or defense of any claims or liabilities arising as a result of any such breach or default, and (d) involvement of any Indemnitee in any legal suit, investigation, proceeding, inquiry or action as a consequence, direct or indirect, of the Bank's entering into this Agreement, the Participating Bank Agreement, or any other event or transaction contemplated by any of the foregoing; provided the Borrower shall not be required to indemnify any Indemnitee for any claims, damages, losses, liabilities, costs or expenses to the extent, but only to the extent, solely and proximately caused by the willful misconduct or gross negligence of such Indemnitee as determined by a final court order of a court having jurisdiction in the premises. Nothing in this Section is intended to limit the Borrower's reimbursement and interest payment obligations contained in Section 2.02(a). The obligations of the Borrower under this Section shall survive the termination of this Agreement.

     Section 2.06.     Liability of Bank.

     (a) As between the Borrower and the Bank and the other Indemnitees, the Borrower assumes all risks of the acts or omissions of the Trustee and the Letter of Credit Bank with respect to the Letter of Credit or the Participating Bank Agreement. No Indemnitee shall be liable or responsible for: (1) the use which may be made of the Letter of Credit or for any acts or omissions of the Trustee or the Letter of Credit Bank in connection therewith or with the Participating Bank Agreement; (2) the form, validity, sufficiency, accuracy or genuineness of any documents (including without limitation any documents presented under the Letter of Credit or the Participating Bank Agreement), or of any statement therein or endorsement thereon, even if any such documents, statements or endorsements should in fact prove to be in any or all respects invalid, insufficient, fraudulent, forged, inaccurate or untrue; (3) the payment by the Letter of Credit Bank or the Bank against presentation of documents which do not comply with the terms of the Letter of Credit or the Participating Bank Agreement, including failure of any documents to bear any reference or adequate reference to the Letter of Credit or the Participating Bank Agreement, or any other failure by the Trustee or the Letter of Credit Bank to comply fully with conditions required in order to effect or honor a drawing under the Letter of Credit or in order to entitle the Letter of Credit Bank to payment under the Participating Bank Agreement; (4) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign the Letter of Credit or the rights or benefit thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (5) errors, omissions, interruptions, losses or delays in transmission or delivery of any messages by mail, cable, telegraph, telex, telephone or otherwise; (6) any loss or delay in the transmission or otherwise of any document or draft required in order to effect a drawing under the Letter of Credit or in order to entitle the Letter of Credit Bank to payment under the Participating Bank Agreement; or (7) any other circumstances whatsoever in making or failing to make payment under the Letter of Credit or the Participating Bank Agreement; except only that the

Borrower shall have a claim against the Bank, and the Bank shall be liable to the Borrower, to the extent, but only to the extent, of any direct, as opposed to consequential, damages suffered by the Borrower which the Borrower proves were solely and proximately caused by the Bank's willful misconduct or gross negligence as finally determined by a court of competent jurisdiction.

     (b) Except for the Bank's payment obligations under the Participating Bank Agreement, no Indemnitee shall have any liability to the Borrower or any other person as a result of any reduction of the credit rating of the Bank or any deterioration in the Bank's financial condition. No reduction of the credit rating of the Bank or any deterioration in the Bank's financial condition shall reduce or in any way diminish the obligations of the Borrower to the Indemnitees under this Agreement, including without limitation the Borrower's obligation to pay facing and letter of credit fees to the Bank and the Lenders and to reimburse the Bank, the Agent and the Lenders for any amounts paid to the Letter of Credit Bank.

ARTICLE III

SECURITY

     Section 3.01. Security and Subrogation under Indenture. The Borrower and the Bank intend that (i) the Bank will have the security and benefit of the Bond Documents as provided in the indenture and (ii) in the event of reimbursement of the Letter of Credit Bank by the Bank for one or more draws under the Letter of Credit and the application thereof to the payment of Bonds, the Bank, individually and as Agent, will be subrogated pro tanto to the rights of the Trustee and the holders of such Bonds and the Letter of Credit Bank in and to all funds and security held by the Trustee under the Indenture for the payment of the principal of and interest on such Bonds, including without limitation all project funds, debt service funds and other funds and securities and other instruments comprising investments thereof. In addition, the Bank, individually and as Agent, shall have any and all other subrogation rights available to the Bank, individually and as Agent, at law or in equity.

     Section 3.02. Pledge of Rights to Certain Funds and Investments. To secure the Borrower's obligations to the Bank under this Agreement and all other Liabilities, the Borrower hereby pledges to the Bank, individually and as Agent, and grants to the Bank, individually and as Agent, a security interest in, all of the Borrower's right, title and interest in and to all funds and investments thereof now or hereafter held by the Trustee under the Indenture as security for the payment of the Bonds, including without limitation any. and all project funds, debt service funds and other funds and securities and other instruments comprising investments thereof and interest and other income derived therefrom held as security for the payment of the Bonds, such pledge, assignment and grant being under and subject only to the rights of the Trustee and the Letter of Credit Bank under the Indenture. The Borrower covenants and agrees that it will defend the Bank's rights and security interests created by this Section against the claims and demands of all persons. In addition to its other rights and remedies under this Agreement and the Bond Documents, the Bank shall have all the rights and remedies of a secured party under the Illinois Uniform Commercial Code or other applicable law with respect to the security interests created by this Section. The Bank's Tights under this Section are in addition to, and not in lieu of, its rights described in Section 3.01.

     Section 3.03. Pledged Bonds. To secure the Borrower's obligations to the Bank, Agent and Lenders under this Agreement and all other Liabilities, the Borrower shall enter into the Bond Pledge Agreement. Unremarketed Tendered Bonds shall be pledged to the Bank, individually and as Agent, and delivered to and held by the Trustee as agent for the Bank, individually and as Agent, under the Bond Pledge Agreement, such pledge, assignment and grant being under and subject only to the rights of the Trustee and the Letter of Credit Bank under the Indenture. Unremarketed Tendered Bonds, which are so held by the Trustee are herein referred to as "Pledged Bonds".

ARTICLE IV

CONDITIONS PRECEDENT

     Section 4.01.     [Intentionally Omitted]

     Section 4.02. Documentation. As conditions precedent to the Bank's entering into the Participating Bank Agreement, the Bank shall (a) have received (i) each of the following in form and substance satisfactory to the
Bank: executed copies of this Agreement and the Bond Pledge Agreement, and true and correct copies of the Bond Documents and all documentation delivered in connection therewith, (ii) such other documents, instruments and things as the Bank may require, and (b) have determined in it sole discretion to enter into the Bank Participation Agreement.

     Section 4.03. Issuance of Bonds. On the Closing Date all conditions precedent to the issuance and original sale of the Bonds shall have been satisfied, and the Bonds shall have been duly issued and delivered.

ARTICLE V

REPRESENTATIONS AND WARRANTIES

     The Borrower represents and warrants as follows:

     Section 5.01. Representations in Other Documents. The Borrower hereby makes to and for the benefit of the Bank, the Agent and each Lender each of the representations and warranties of the Borrower contained in the Loan and Security Agreement and the Bond Documents and the other documents delivered by the Borrower in connection therewith. Each such representation and warranty shall be deemed to be repeated and restated as of the date hereof and as the date of issuance of the Letter of Credit.

ARTICLE VI

GENERAL COVENANTS

     So long as any amount is available under the Letter of Credit or any amount is due and owing to the Letter of Credit Bank under the Participating Bank Agreement or any amount is due and owing to the Bank hereunder, the Borrower covenants that, except to the extent the Bank shall otherwise consent in writing, each of the following covenants shall be performed and complied with by the Borrower as indicated:

     Section 6.01. Compliance with Bond Documents and Other Contracts. The Borrower will comply with all of its covenants and agreements under the Bond Documents, as the same may hereafter be amended or supplemented from time to time.

     Section 6.02. Consents Under Bond Documents. The Borrower will obtain the consent of the Bank whenever the consent of the Issuer or the Trustee is required to be obtained under the Bond Documents.

     Section 6.03. Amendments to Bond Documents. The Borrower will not consent to or enter into any amendment of or supplement to the Bond Documents.

     Section 6.04. Limitation on Optional Calls. The Borrower will not exercise its rights under the Bond Documents to direct the Issuer to call the Bonds for any optional redemption thereof, unless the Borrower deposits with the Trustee funds sufficient to redeem the Bonds prior to such direction.

ARTICLE VII

[INTENTIONALLY OMITTED]


ARTICLE VIII

DEFAULTS AND REMEDIES

     Section 8.01. Defaults. Each of the following shall constitute an event of default hereunder ("Event of Default"):

     (a) Failure by the Borrower to pay or cause to be paid when due any amount due under this Agreement;

     (b) Failure by the Borrower to perform or comply with any of the other terms or conditions contained in this Agreement or any Security Document;

     (c) Any of the representations or warranties of the Borrower set forth in this Agreement, the Loan and Security Agreement, the Security Documents, the Bond Documents or any other document furnished to the Bank pursuant to the terms hereof is false or misleading in any material respect;

     (d) Any material provision of this Agreement or the Security Documents to which the Borrower is a party shall at any time for any reason cease to be valid and binding on the Borrower, or shall be declared to be null and void, or shall be violative of any applicable law relating to a maximum amount of interest permitted to be contracted for, charged or received, or the validity or enforceability thereof shall be contested by the Borrower or any governmental agency, court or authority, or the Borrower shall deny that it has any or further liability or obligation under this Agreement or the Security Documents to which the Borrower is a party;

     (e) The occurrence of an Event of Default as defined in the Indenture, the Loan Agreement or any of the Security Documents; or

     (f) The occurrence of a "Default" (as such term is defined in the Loan and Security Agreement) or the Loan and Security Agreement shall be terminated or the Revolving Credit Commitment shall be terminated.


     Section 8.02. Remedies. If an Event of Default has occurred and is continuing uncured, the Bank may:

     (a) Notify the Trustee and the Letter of Credit Bank of such Event of Default, direct the Trustee to declare an Event of Default, as defined in the Indenture, to call the Bonds for mandatory purchase or declare the principal of the Bonds immediately due and payable and to draw on the Letter of Credit, and direct the Trustee to exercise remedies under the Bond Documents;

     (b) Declare the Borrower's obligations hereunder to be, whereupon the same shall become, immediately due and payable;

     (c) Decline to approve any further disbursement of the Bond proceeds from the Project Fund to or for the benefit of the Borrower or any other person;

     (d) Subject to the provisions of the Bond Documents, (i) direct the Trustee to disburse moneys from the Project Fund, and pay out additional sums of the Bank (which sums shall be immediately due and payable by the Borrower to the Bank, shall bear interest from the date of payment by the Bank until the date of repayment at the rate specified in Section 2.02(e) and use any property of the Borrower associated with the Project, or any property of the Borrower in which the Bank has or obtains an interest, including any funds which have not been disbursed from the Project Fund and any funds which may be transferred by the Trustee to the Bank (which funds the Borrower hereby assigns and quit claim to the Bank), for application to or as a reserve for payment of any or all of the following with respect to the completion, protection, management, operation or maintenance of the Project or the protection of the Bank's interest therein, and in such connection deliver or disburse the same to such entities in such amounts and with such preferences and priorities as the Bank in its sole discretion shall determine, either with or without vouchers or orders executed by the Borrower: (A) all sums due from the Borrower to the Bank; (B) premiums and costs of title and any other insurance; (C) leasing fees and brokerage or sales commissions; (D) fees, costs and expenses of the Bank and its counsel in connection with the preparation, enforcement, performance and filing of this Agreement, the

Security Documents and the other documents contemplated hereby; (E) any taxes (including federal, state and local taxes) or other governmental charges; (F) any sums required to indemnify and hold the Bank harmless from any act or omission of the Bank (except such as are grossly negligent or due to its willful misconduct) under this Agreement or any other document; (G) architectural and engineering costs; (H) any sums due to contractors, subcontractors, mechanics or materialmen for work or services actually finished on or for the Project; (I) federal or state claims for any required withholding of taxes on wages; and (J) other costs and expenses which are required to complete, manage or operate the Project or to protect the Project from injury or maintain the Bank's security position prior to the rights of all others; (ii) place additional encumbrances upon the Project; (iii) with the Borrower's consent, convey the Project, subject to the Bank's rights, to any nominee of the Bank; and (iv) employ leasing and sales agents and negotiate and execute leases, sales contracts and financing undertakings in connection with all or any part of the Project; and

     (e) Exercise, or cause to be exercised, any and all such remedies as it may have under this Agreement, the Loan and Security Agreement or any other Financing Agreement, the Security Documents or any other document or at law or in equity.

In any event, Borrower shall after the occurrence of an Event of Default deposit cash collateral with the Bank as required by the terms of Subsection
5.5 of the Loan and Security Agreement.

     Section 8.03. Waivers; Consents. No waiver of; or consent with respect to, any provision of this Agreement or the Security Documents shall in any event be effective unless the, same shall be in writing and signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which it was given.

     Section 8.04. No Waiver; Remedies Cumulative. No failure on the part of the Bank to exercise, and no delay in exercising, any right hereunder or the Security Documents shall operate as a waiver thereof; and no single or partial exercise of any right hereunder shall preclude any other or further exercise thereof or the exercise of any other right. To the extent permitted by applicable law, the remedies herein and in the LSD, the Security Documents and the Bond Documents provided are cumulative and not exclusive of any remedies available under any other document or at law or in equity.

ARTICLE IX

MISCELLANEOUS

     Section 9.01. Notices. All notices and other communications provided for hereunder at any time shall be sent as provided in the Loan and Security Agreement at such time.

     Section 9.02. Successors and Assigns. This Agreement shall inure to the benefit of and shall be binding upon the parties hereto and their respective successors and assigns, including without limitation the Agent and the Lenders. The Borrower may not assign its rights under this Agreement without the prior written consent of the Bank. The Borrower and the Bank intend that no other person (other than the Agent and the Lenders) shall have any claim or interest under this Agreement or right of action hereon or hereunder.

     Section 9.03. Survival of Representations, Warranties and Covenants. All representations, warranties and covenants made by the Borrower herein and in any document delivered pursuant hereto shall survive the delivery of this Agreement and the Participating Bank Agreement and any advances under the Participating Bank Agreement.

     Section 9.04. Counterparts. The execution hereof by each party hereto shall constitute a contract between them for the uses and purposes herein set forth, and this Agreement may be executed in any number of counterparts, with each executed counterpart constituting an original and all counterparts together constituting one agreement.


     Section 9.05. Costs, Expenses and Taxes. The Borrower agrees to pay on demand all costs and expenses of the Bank and the Agent in connection with the preparation, execution and delivery of this Agreement, the Participating Bank Agreement, the Security Documents, the Bond Documents and any other documents that may be delivered in connection with this Agreement, the Participating Bank Agreement, the Security Documents or the Bond Documents or any amendments thereto, including, without limitation, the reasonable fees and expenses of counsel for the Bank and the Agent with respect thereto and with respect to advising the Bank and the Agent and/or any one or more Participating Banks as to their rights and responsibilities under this Agreement, their Participating Bank Agreement, the Security Documents, the Bond Documents and such other documents, and all costs and expenses, if any, including without limitation reasonable counsel fees and expenses of the Bank, the Agent and each Lender in connection with the enforcement of this Agreement, the Participating Bank Agreement, the Security Documents, the Bond Documents and such other documents. In addition, the Borrower shall pay any and all stamp and other taxes and fees payable or determined to be payable in connection with the execution and delivery of this Agreement, the Participating Bank Agreement, the Security Documents and such other documents and agrees to indemnify and to hold the Bank, the Agent and the Lenders harmless from and against any and all liabilities with respect to or resulting from any delay in paying or omission to pay such taxes and fees.

     Section 9.06. Amendments. This Agreement may be amended by an instrument in writing executed and delivered by the Borrower and the Bank.

     Section 9.07. Severability. If any provision hereof is found by a court of competent jurisdiction to be prohibited or unenforceable in any jurisdiction, it shall be ineffective as to such jurisdiction only to the extent of such prohibition or unenforceability, and such prohibition or unenforceability shall not invalidate the balance of such provision as to such jurisdiction to the extent it is not prohibited or unenforceable, nor invalidate such provision in any other jurisdiction, nor invalidate the other provisions hereof, all of which shall be liberally construed in favor of the Bank in order to effect the provisions of this Agreement.

     Section 9.08. Financing Agreement Conflicts. This Agreement shall be deemed to be a Financing Agreement for the purposes of the Loan and Security Agreement. Insofar as any of the provisions of this Agreement, the

Loan and Security Agreement, any other Financing Agreement or any of the Security Documents shall conflict, the document giving the Bank, the Agent and the Lenders the greatest rights shall control to the extent the same is enforceable under applicable law.

     Section 9.09. Reliance by Bank, Agent and Lenders. All covenants, agreements, representations and warranties made herein by Borrower shall, notwithstanding any investigation by Bank, Agent or any Lender, be deemed to be material to and to have been relied upon by Bank, Agent and each Lender.

     Section 9.10. Governing Law. THIS AGREEMENT SHALL BE DEEMED TO BE EXECUTED AND HAS BEEN DELIVERED AND ACCEPTED IN CHICAGO, ILLINOIS BY SIGNING AND DELIVERING IT THERE. ANY DISPUTE BETWEEN THE PARTIES HERETO ARISING OUT OF, CONNECTED WITH, RELATED TO, OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED BETWEEN THEM IN CONNECTION WITH THIS AGREEMENT, AND WHETHER ARISING IN CONTRACT, TORT, EQUITY, OR OTHERWISE, SHALL BE RESOLVED IN ACCORDANCE WITH THE INTERNAL LAWS AND NOT THE CONFLICTS OF LAW PROVISIONS OF THE STATE OF ILLINOIS.

     Section 9.11. Table of Contents and Headings. The table of contents, article and section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

     Section 9.12. Lenders. The Borrower acknowledges, that, for the convenience of all parties, this Agreement is being entered into with, and Security Documents are being delivered to, the Bank only and that the Borrower's obligations under this Agreement and the Security Documents are and will be undertaken for the benefit of, and as an inducement to, the Agent and the Lenders, as well as the Bank. Without limiting the foregoing, the Borrower acknowledges that Sections 2.02(e) and 2.05 and the indemnity of the Bank under Section 9.05 are also for the benefit of the Agent and the Lenders as if such sections specifically referred to the Agent and the Lenders and their participations in the payment obligations of the Borrower and the funding obligations of the Bank, and the Borrower agrees to make any payments required by such provisions for the account of any one or more Lenders on demand of the Bank.

     Section 9.13     CONSENT TO JURISDICTION.

     (A) EXCLUSIVE JURISDICTION. EXCEPT AS PROVIDED IN SECTION 9.13(B) HEREOF, EACH OF THE PARTIES HERETO AGREE THAT ALL DISPUTES BETWEEN THEM ARISING OUT OF, CONNECTED WITH, RELATED TO OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED BETWEEN THEM IN CONNECTION WITH THIS AGREEMENT, AND WHETHER ARISING IN CONTRACT, TORT, EQUITY OR OTHERWISE, SHALL BE RESOLVED ONLY BY STATE OR FEDERAL COURTS LOCATED IN COOK COUNTY, ILLINOIS, BUT THE PARTIES HERETO ACKNOWLEDGE THAT ANY APPEALS FROM THOSE COURTS MAY BE HEARD BY A COURT LOCATED OUTSIDE OF COOK COUNTY, ILLINOIS. BORROWER WAIVES IN ALL DISPUTES ANY OBJECTION THAT IT MAY HAVE TO THE LOCATION OF THE COURT CONSIDERING THE DISPUTE.

     (B) OTHER JURISDICTIONS. BORROWER AGREES THAT BANK, AGENT AND ANY LENDER SHALL HAVE THE RIGHT TO PROCEED AGAINST BORROWER OR ITS PROPERTY ("PROPERTY") IN A COURT IN ANY LOCATION TO ENABLE BANK, AGENT OR ANY LENDER TO REALIZE ON THE COLLATERAL OR ANY OTHER SECURITY FOR THE LIABILITIES, OR TO ENFORCE A JUDGMENT OR OTHER COURT ORDER ENTERED IN FAVOR OF BANK AGENT OR ANY LENDER. BORROWER AGREES THAT IT WILL NOT ASSERT ANY PERMISSIVE COUNTERCLAIM IN ANY PROCEEDING BROUGHT BY BANK, AGENT OR ANY LENDER TO REALIZE ON PROPERTY, COLLATERAL OR ANY OTHER SECURITY FOR THE LIABILITIES, OR TO ENFORCE A JUDGMENT OR OTHER COURT ORDER IN FAVOR OF BANK AGENT OR ANY LENDER. BORROWER WAIVES ANY OBJECTION THAT IT MAY HAVE TO THE LOCATION OF THE COURT IN WHICH BANK, AGENT OR ANY LENDER HAS COMMENCED A PROCEEDING DESCRIBED IN THIS SECTION 9.13(B).

     Section 9.14 SERVICE OF PROCESS. BORROWER HEREBY WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT AND IRREVOCABLY APPOINTS PRENTICE-HALL CORPORATION SYSTEM, INC., BORROWER'S REGISTERED AGENT, AS BORROWER'S AGENT FOR THE PURPOSE OF ACCEPTING SERVICE OF PROCESS WITHIN THE STATE OF ILLINOIS (THE "SP AGENT"). BANK AGREES TO PROMPTLY FORWARD BY REGISTERED MAIL (NO RETURN RECEIPT REQUIRED) A COPY OF ANY PROCESS SO SERVED BY IT UPON THE SP AGENT TO BORROWER AT ITS ADDRESS SET FORTH IN SUBSECTION 11.17 OF THE LOAN AND SECURITY AGREEMENT. BORROWER HEREBY CONSENTS TO SERVICE OF PROCESS AS AFORESAID. BORROWER FURTHER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS OUT OF THE COURTS REFERRED TO IN SECTION 9.13 HEREOF IN ANY SUCH ACTION OR PROCEEDING BY MAILING COPIES OF SUCH SERVICE BY REGISTERED MAIL, POSTAGE PREPAID, TO BORROWER AT SAID ADDRESS. NOTHING IN THIS AGREEMENT SHALL AFFECT THE RIGHT OF BANK, AGENT OR ANY LENDER TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW BUT ANY FAILURE TO RECEIVE SUCH COPY SHALL NOT AFFECT IN ANY WAY THE SERVICE OF SUCH PROCESS.

     Section 9.15     WAIVER OF JURY TRIAL AND BOND.

     (A) WAIVER OF JURY TRIAL. BORROWER AND BANK EACH WAIVE ANY RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE, WHETHER SOUNDING IN CONTRACT, TORT, OR OTHERWISE, BETWEEN ANY OF THEM ARISING OUT OF, CONNECTED WITH, RELATED TO OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED BETWEEN THEM IN CONNECTION WITH THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION THEREWITH OR THE TRANSACTIONS RELATED THERETO. BORROWER AND BANK HEREBY AGREE AND CONSENT THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL

WITHOUT A JURY AND THAT ANY PARTY MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

     (B) WAIVER OF BOND. BORROWER WAIVES THE POSTING OF ANY BOND OTHERWISE REQUIRED OF BANK, AGENT OR ANY LENDER IN CONNECTION WITH ANY JUDICIAL PROCESS OR PROCEEDING TO OBTAIN POSSESSION OF, REPLEVY, ATTACH OR LEVY UPON COLLATERAL OR ANY OTHER SECURITY FOR THE LIABILITIES, TO ENFORCE ANY JUDGMENT OR OTHER COURT ORDER ENTERED IN FAVOR OF BANK, AGENT OR ANY LENDER OR TO ENFORCE BY SPECIFIC PERFORMANCE, TEMPORARY RESTRAINING ORDER, PRELIMINARY OR PERMANENT INJUNCTION, THIS AGREEMENT, OR ANY OTHER AGREEMENT OR DOCUMENT BETWEEN BANK, AGENT OR ANY LENDER AND BORROWER.

     Section 9.16 ADVICE OF COUNSEL. BORROWER ACKNOWLEDGES AND REPRESENTS TO BANK THAT BORROWER HAS DISCUSSED THIS AGREEMENT AND THE OTHER FINANCING AGREEMENTS WITH ITS LAWYERS AND ANY AND ALL ISSUES WITH RESPECT TO THIS AGREEMENT AND THE OTHER FINANCING AGREEMENTS HAVE BEEN RESOLVED TO BORROWER'S SATISFACTION.

     IN WITNESS WHEREOF, the Borrower and the Bank have caused this Agreement to be duly executed and delivered as of the date first above written.

                              WEBCO INDUSTRIES, INC.


                              By: /s/Michael P. Howard
                              Title: Chief Financial Officer


                              AMERICAN NATIONAL BANK AND
                              TRUST COMPANY OF CHICAGO


                              By: /s/Donna Evans
                              Title: Vice President

                                                                 EXHIBIT 10.13

                                AMENDMENT NO. 2
                         TO LOAN AND SECURITY AGREEMENT



     THIS AMENDMENT NO. 2 TO LOAN AND SECURITY AGREEMENT (this "Amendment") is entered into as of December 1, 1998 by and among Webco Industries, Inc., an Oklahoma corporation (the "Borrower"), the financial institutions named on the signature page hereto (the "Lenders") and American National Bank and Trust Company of Chicago, as agent for the Lenders (the "Agent").


                                 WITNESSETH:

     WHEREAS, the Borrower, the Lenders and the Agent have entered into that certain Loan and Security Agreement dated as of July 15, 1997 (as heretofore amended, the "Loan Agreement");

     WHEREAS, the Borrower desires to expand its facility (the "Project") located in Oil City, Pennsylvania (the "Oil City Property");

     WHEREAS, in order to finance the Project, Borrower seeks loans from the Lenders and The Pennsylvania Economic Development Finance Authority (the "Authority"); and

     WHEREAS, the Borrower, the Lenders and the Agent desire to further amend the Loan Agreement on the terms and conditions hereinafter set forth;

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

2.      Amendments.  Subject to Section 4 below:

(a) Subsection 1.1 of the Loan Agreement is hereby amended by adding the following definitions in their proper alphabetical place:

     "Amendment No. 2" shall mean that certain Amendment No. 2 to Loan and Security Agreement dated as of December 1, 1998 among Borrower, Agent and Lenders.

     "CAPEX Commitment" of any Lender shall mean the amount set forth opposite such Lender's name on Schedule 1, as such schedule may be amended from time to time, under the heading "CAPEX Commitment," less the initial principal amount of all CAPEX Loans made by such Lender, and as such CAPEX Commitment may be otherwise adjusted from time to time pursuant to the terms of this Agreement.

     "CAPEX Equipment" shall mean Equipment purchased after November 1, 1998 and installed in Borrower's facility in Oil City, Pennsylvania which is free and clear of all Liens other than the Lien of Agent and which is acceptable to Agent in its discretion.

     "CAPEX Term Loan" shall have the meaning set forth in Subsection 2.1(B) hereof.

     "CAPEX Term Note" shall have the meaning set forth in Subsection 2.1(B) below.

     "CAPEX Proportionate Share" shall mean, as to each Lender at any time, the percentage obtained by dividing (i) the amount of the CAPEX Commitment of such Lender in effect at such time (or, if the CAPEX Commitments have been terminated, the sum of the outstanding principal amount of the CAPEX Loans owed to such Lender at such time), by (ii) the aggregate amount of the CAPEX Commitments from all Lenders (or if the CAPEX Commitments have been terminated, the aggregate outstanding CAPEX Loans owed to all Lenders at such time).

     "Hard Cost" shall mean, with respect to CAPEX Equipment, the actual invoice cost of such Equipment, excluding installation, make-ready, software, and other items not constituting the actual cost for such Equipment.

     "1997 Proportionate Share" shall mean, as to each Lender at any time, the percentage obtained by dividing (i) the outstanding principal amount of the 1997 Term Loan owed to such Lender at such time, by (ii) the aggregate outstanding principal amount of the 1997 Term Loans owed to all Lenders at such time.

     "1997 Term Loan" shall have the meaning set forth in Subsection 2.1(A) hereof.

     "1997 Term Note" shall have the meaning set forth in Subsection 2.1(A) below.

     "Participation Agreement" shall mean the "Participating Bank Agreement" (as such term is defined in the Reimbursement Agreement).

     "PEDFA L/C Bank" shall mean the "Letter of Credit Bank" (as defined in the Participation Agreement).

     "PEDFA Letter of Credit" shall mean the "Letter of Credit" (as defined in the Participation Agreement).

     "Reimbursement Agreement" shall mean that certain Reimbursement Agreement dated as of December 1, 1998 between ANB and PNC Bank, National Association, as the same may be amended, modified or supplemented from time to time.

     "Total CAPEX Commitments" shall mean the aggregate of the CAPEX Commitments of all Lenders, which in the aggregate shall not exceed $5,000,000.

          (b) Subsection 1.1 of the Loan Agreement is hereby further amended by amending and restating the following definitions in their entirety:

     "Advance" shall mean a borrowing hereunder consisting of the aggregate amount of all or a portion of the several Revolving Loans, Term Loans or CAPEX Loans made by Lenders to Borrower of the same type and, in the case of LIBOR Rate Advances, for the same Interest Period.

     "Applicable LIBOR Margin" shall mean, as to any Advance consisting of all or any portion of any Revolving Loans, Term Loans, and CAPEX Loans, 1.75%, 2.0% and 2.0%, respectively; provided, however, effective thirty (30) days (the "Change Date") after Lenders' receipt of the audited financial statements required to be provided by Borrower pursuant to Subsection 7.1(B) for any Fiscal Year (commencing with Borrower's Fiscal Year ending July 31, 1998), if:
(i) all of the following conditions are satisfied (the "Tier 1 Conditions"):
(a) Borrower's EBIDA for such Fiscal Year is at least $12,000,000, (b) Borrower's Leverage Ratio is not more than .8 to 1.0 as of the last day of such Fiscal Year and (c) no Default or Event of Default has occurred and is continuing, then the Applicable LIBOR Margin shall be, or shall remain, as the case may be, 1.25% and 1.50% as to Advances consisting of all or any portion of the Revolving Loans and 1997 Term Loans, respectively; (ii) all of the Tier 1 Conditions are not satisfied, but all of the following conditions are satisfied (the "Tier 2 Conditions"): (a) Borrower's EBIDA for such Fiscal Year is at least $10,000,000, (b) Borrower's Leverage Ratio is not more than .82 to
1.0 as of the last day of such Fiscal Year and (c) no Default or Event of Default has occurred and is continuing, then the Applicable LIBOR Margin shall be, or shall remain, as the case may be, 1.50% and 1.75% as to Advances consisting of all or any portion of the Revolving Loans and 1997 Term Loans, respectively; or (iii) neither the Tier 1 Conditions nor the Tier 2 Conditions are satisfied, then the Applicable LIBOR Margin shall be, or shall remain, as the case may be, 1.75% and 2.00% as to Advances consisting of all or any portion of the Revolving Loans and 1997 Term Loans, respectively; and provided that the Applicable LIBOR Margin applicable to Advances consisting of all or any part of the CAPEX Loan shall be 2.00% at all times.

     "Collateral Documents" shall mean all contracts, instruments and other documents now or hereafter executed and delivered in connection with this Agreement, pursuant to which Liens are granted to Agent or any one or more of Lenders in the Collateral for the benefit of Agent and/or Lenders and/or the Issuing Bank and shall, in any event, include the collateral pledged pursuant to the Pledge Agreement (as defined in the Participation Agreement).

     "Fee Letter" shall mean, collectively, that certain letter agreement captioned "Fee Letter," dated as of July 15, 1997, between Agent and Borrower, and that certain letter agreement captioned "Fee Letter," dated as of December 1, 1998 between Agent and Borrower, in each case as the same may be amended, modified or supplemented from time to time.

     "Financing Agreements" shall mean, collectively, all agreements, instruments and documents, including, without limitation, this Agreement and any security agreements, loan agreements, notes, letter of credit applications, guarantees, mortgages, deeds of trust, leasehold mortgages, leasehold deeds of trust, subordination agreements, pledges, powers of attorney, consents, assignments, intercreditor agreements, mortgagee waivers, reimbursement agreements, contracts, notices, leases, financing statements and all other written matter whether heretofore, now or hereafter executed by or on behalf of Borrower and delivered to any one or more of Agent, the Issuing Bank and Lenders, together with all agreements, documents and instruments referred to therein or contemplated thereby, and further including without limitation the Mortgages, the Reimbursement Agreement, the Participation Agreement, the Pledge Agreement and any other Collateral Documents.

     "Initial Credit Event" shall mean the making of the 1997 Term Loans.

     "Issuing Bank" shall mean ANB and any other Lender that may be designated by Agent from time to time as an Issuing Bank, and shall include ANB as a party to the Participation Agreement and the Reimbursement Agreement.

     "Letter of Credit Obligations" shall mean, at any time, the sum of (i) the aggregate undrawn face amount of all Letters of Credit outstanding at such time (including without limitation the PEDFA Letter of Credit), plus (ii) the aggregate amount of all drawings under Letters of Credit (including without limitation the PEDFA Letter of Credit) or payments to the PEDFA L/C Bank for which the Issuing Bank has not at such time been reimbursed (either by Borrower, or by a Revolving Loan made by Agent or Lenders), plus (iii) the aggregate amount of all payments made by each Lender to the Issuing Bank with respect to such Lender's participation in Letters of Credit (including such Lender's participation in ANB's obligations and rights under the Reimbursement Agreement and the Participation Agreement) as provided in Subsection 2.19(C) hereof for which Borrower has not at such time reimbursed Lenders, whether by way of the Revolving Loans or otherwise.

     "Letters of Credit" shall mean all letters of credit issued (or deemed to be issued) for the account of Borrower pursuant to Subsection 2.19 hereof (and in any event shall include the PEDFA Letter of Credit) and all amendments, renewals, extensions or replacements thereof.

     "Liabilities" shall mean all of Borrower's liabilities, obligations and indebtedness to any one or more of Agent, Lenders and the Issuing Bank (including without limitation all obligations of Borrower under the Reimbursement Agreement) of any and every kind and nature, whether heretofore, now or hereafter owing, arising, due or payable and howsoever evidenced, created, incurred, acquired or owing, whether primary, secondary, direct, contingent, fixed or otherwise (including obligations of performance) and whether arising or existing under written agreement, oral agreement or operation of law, including, without limitation, all of Borrower's contingent reimbursement obligations with respect to Interest Rate Obligations, Letters of Credit, all other Letter of Credit Obligations and all of Borrower's other indebtedness and obligations to any one or more of Agent, any Lender and the Issuing Bank under this Agreement and the other Financing Agreements.

     "LIBOR Base Rate" shall mean, with respect to a LIBOR Rate Advance for the relevant Interest Period, the rate determined by Agent to be the rate at which deposits in Dollars are offered by BankOne, N.A. (or, if no such deposits are so offered by such bank, then by such other national bank as Agent may reasonably select) to prime banks in the London interbank market at approximately 11:00 a.m. London time two (2) Business Days prior to the first day of such Interest Period, in the approximate amount of the relevant LIBOR Rate Advance and having a maturity approximately equal to such Interest Period.

     "Mortgages" shall mean that certain Term Loan and Revolving Credit Mortgage, Assignment of Leases, Security Agreement and Fixture Filing dated as of July 15, 1997, that certain Term Loan and Revolving Credit Mortgage, Assignment of Leases, Security Agreement and Fixture Filing dated as of December 1, 1998 and any other mortgage, deed of trust, leasehold mortgage and similar instrument or agreement executed by Borrower in favor of Agent in connection herewith, in each case, as amended, supplemented or otherwise modified from time to time.

     "Percentage" shall mean, with respect to each Lender, collectively, such Lender's Proportionate Share, 1997 Term Proportionate Share, CAPEX Proportionate Share and Revolving Proportionate Share.

     "Proportionate Share" shall mean, as to each Lender at any time, the percentage obtained by dividing (i) the sum of (a) the outstanding principal amount of the 1997 Term Loans owed to such Lender at such time, plus (b) the amount of the CAPEX Commitment of such Lender in effect at such time (or, if the CAPEX Commitments have been terminated, the sum of the outstanding principal amount of the CAPEX Loans owed to such Lender at such time), plus
(c) the amount of the Revolving Credit Commitment of such Lender in effect at such time (or, if the Total Revolving Commitments have been terminated, the sum of the outstanding principal amount of the Revolving Loans owed to such Lender at such time (after giving effect to Subsection 2.5) plus such Lender's Revolving Proportionate Share of Letter of Credit Obligations existing at such time), by (ii) the aggregate amount of each of the foregoing items for all Lenders in effect at such time.

     "Term Loans" shall have the meaning given such term in Subsection 2.1(B) hereof, and "Term Loan" shall mean any thereof.

     "Term Notes" shall have the meaning given such term in Subsection 2.1(B) hereof, and "Term Note" shall mean any thereof.

     "Total Revolving Commitments" shall mean the aggregate of the Revolving Credit Commitments of all Lenders, which in the aggregate shall not exceed $25,000,000.
          (c) The definition of the term "Term Proportionate Share" contained in Subsection 1.1 of the Loan Agreement is hereby deleted.

          (d) Subsection 2.1 of the Loan Agreement is amended and restated in its entirety as follows:

               2.1     Term Loan Facilities .

          (A) Subject to the terms and conditions set forth in this Agreement (including, without limitation, the conditions precedent set forth in Subsections 4.1 and 4.2), on the Closing Date, upon the request of Borrower, each Lender shall, severally in proportion to its Proportionate Share of $25,000,000, make a term loan to Borrower (collectively, the "1997 Term Loans"). The 1997 Term Loans advanced by each Lender shall be evidenced, in part, by a promissory note made by Borrower in favor of such Lender (each, a 1997 "Term Note") in the form attached to Amendment No. 2 as Exhibit A-1 thereto with the blanks appropriately filled and, the provisions of any 1997 Term Note notwithstanding, shall become immediately due and payable as provided in Subsection 9.1 hereof, and, without notice or demand, upon the termination of this Agreement pursuant to Subsections 2.14 or 2.20(E) hereof.

          (B) Subject to the terms and conditions set forth in this Agreement (including, without limitation, the conditions precedent set forth in Subsections 4.2 and 4.3), after the Closing Date and to the earlier of March 31, 2000 and the Termination Date, upon the request of Borrower, each of Lenders shall, severally in proportion to its CAPEX Proportionate Share of the amount of loans requested pursuant to this Subsection 2.1(B), make term loans to Borrower (the "CAPEX Loans"; the CAPEX Loans and the 1997 Term Loans are herein referred to, collectively, as the "Term Loans"); provided that the aggregate initial principal amount of all CAPEX Loans shall not exceed the amount of the aggregate CAPEX Commitments. The aggregate amount of CAPEX Loans made at any time shall not be greater than eighty percent (80%) of the Hard Cost of CAPEX Equipment of Borrower for which such CAPEX Loans are requested (excluding CAPEX Equipment which has been the subject of any other CAPEX Loan). Subject to the foregoing, CAPEX Loans to be made at any time shall be in an aggregate principal amount of $500,000 or a greater integral multiple of $100,000. The CAPEX Loans advanced by each Lender shall be evidenced, in part, by a promissory note of Borrower made by Borrower in favor of such Lender (each, a "CAPEX Note"; the CAPEX Notes and the 1997 Term Notes are herein referred to, collectively, as the "Term Notes") substantially in the form attached to Amendment No. 2 as Exhibit A-3 thereto with the blanks appropriately filled and, the provisions of any CAPEX Note notwithstanding, shall become immediately due and payable as provided in Subsection 9.1 hereof, and, without notice or demand, upon the termination of this Agreement pursuant to Subsections 2.14 or 2.20E hereof.

          (C) Each of the Term Loans shall consist of one or more Base Rate Advances or LIBOR Rate Advances (the "Type of Advance"), as duly requested by Borrower pursuant to this Agreement. Borrower shall maintain a sufficient amount of Base Rate Advances so that the making of payments on the Term Loans in accordance with the terms of this Agreement will not necessitate a payment of a LIBOR Rate Advance on a day other than the last day of the Interest Period applicable thereto.

          (D) Subject to Subsections 9.1, 2.14 and 2.20(E), the Term Loans shall mature and be due and payable on August 31, 2002. Borrower shall prepay the Term Loans as set forth in Subsections 2.6(D) and (E) and, subject to Subsections 2.4(E) and 2.20(C), Borrower may prepay the 1997 Term Loans or the CAPEX Loans, in whole or in part, together with payment of all accrued interest on the principal amount to be prepaid upon five (5) Business Days prior written notice to Agent and Lenders; provided, however, that each such optional prepayment if in part shall be in an aggregate principal amount of not less than $1,000,000 or an integral multiple thereof. All payments on the 1997 Term Loans or the CAPEX Loans shall be made on a pro rata basis for the account of Lenders pursuant to their respective 1997 Term Proportionate Shares or CAPEX Proportionate Shares. No portion of any Term Loan that has been repaid may be reborrowed.

          (e) Subsections 2.6(B), (C), (D) and (E) of the Loan Agreement are amended and restated in their entirety as follows:

          (B) On the Termination Date, the Revolving Credit Commitment and CAPEX Commitment of each Lender shall automatically reduce to zero and may not be reinstated.

          (C) Borrower may not reduce the Total Revolving Commitments or the total CAPEX Commitment (scheduled termination of the CAPEX Commitment shall not be deemed to be a reduction in full for the purpose of this Subsection 2.6(C)) in full or in part except in whole or in part, and, if in part, in integral multiples of $1,000,000, upon thirty (30) days' prior written notice to Lenders and upon payment of a Commitment Reduction Fee as provided in Subsection 2.20(C). Any such reduction shall be applied ratably to the Lenders' respective Revolving Credit Commitments or the Total CAPEX Commitments as designated by Borrower.

          (D) To the extent that the "value" (as such term is defined in Subsection 8.17) of Equipment sold in any Fiscal Year plus the amount of "Net Proceeds" and "Net Awards" (as such terms are defined in the Mortgage) in such Fiscal Year (the "Aggregate Value") exceeds $500,000 and such excess is greater than the aggregate amount of Capital Expenditures incurred within 180 days of the date of such excess (or such longer period to which Agent consents in its sole discretion) (the "Unreinvested Amount"), then Borrower shall cause the Loans to be immediately prepaid in an aggregate amount equal to the Unreinvested Amount; provided, that prepayments made pursuant to this Subsection 2.6(D) shall (i) first be applied against the outstanding balance of 1997 Term Loans in inverse order of their maturity; (ii) second be applied against the outstanding principal balance of the CAPEX Loans in inverse order of their maturity; (iii) third, be applied against the outstanding principal balance of Revolving Loans, and (iv) be applied against any other outstanding Liabilities or, at Agent's discretion, be held by Agent as cash collateral for Letter of Credit Obligations or other Liabilities.

          (E) Borrower shall make a prepayment on the aggregate outstanding principal amount of the 1997 Term Loans on August 1, 2000 and on the first day of each month thereafter to and including August 1, 2002 in the aggregate monthly amount of $208,333 and (subject to subsections 9.1, 2.14 and 2.20 (E) ) shall pay the remaining outstanding principal balance of the Term Loans on August 31, 2002. Prior to the Termination Date, each CAPEX Loan shall be payable in 60 substantially equal (rounded up to the nearest whole dollar) monthly installments commencing on the first day of the first month following the date on which the CAPEX Commitment has been fully drawn, or if earlier, April 1, 2000, and continuing on the first day of each month thereafter until paid in full and subject to Subsections 9.1. 2.14 and 2.20(E)) shall pay the remaining outstanding principal balance of the CAPEX Loan on August 31, 2002.

          (f)     Subsections 2.11(B), 2.11(C), 2.11(F), 2.20(B), 10.10(B),
and 11.6(G) of the Loan Agreement are amended by inserting immediately after the words "Revolving Credit Commitment" each time they appear therein the words "and CAPEX Commitment".

          (g) Subsections 2.13(C) and 10.9(C) of the Loan Agreement are amended by inserting immediately after the words "Revolving Credit Commitment" each time they appear therein the words "or CAPEX Commitment".

          (h) Subsection 2.19(A) of the Loan Agreement is amended by (i) deleting the dollar amount "$2,000,000" contained therein and inserting in lieu thereof the dollar amount "$3,000,000", and (ii) adding the following at the end thereof:

In addition, ANB shall enter into the Reimbursement Agreement and the Participation Agreement.

          (i) Subsection 2.19(B) of the Loan Agreement is amended by adding the following at the end thereof:

Notwithstanding the foregoing, the PEDFA Letter of Credit shall be in the form issued by the PEDFA L/C Bank, and contain the terms set forth therein, and Borrower shall enter into the Reimbursement Agreement with respect thereto.

          (j) Subsection 2.19(C) of the Loan Agreement is amended by adding the following at the end thereof:

Immediately upon issuance or amendment of the PEDFA Letter of Credit, each Lender shall be deemed to have irrevocably and unconditionally purchased and received from ANB, without recourse or warranty, an undivided interest and participation to the extent of such Lender's Revolving Proportionate Share in the liability, obligations and rights of ANB under the Participation Agreement, the Reimbursement Agreement (including, without limitation, all obligations of Borrower with respect thereto, other than amounts owing to the Issuing Bank consisting of Issuing Bank Fees) and any security therefor or guaranty pertaining thereto.

          (k) Subsection 2.19(D) of the Loan Agreement is amended by adding the following at the end thereof:

The foregoing provisions of this Subsection 2.19(D) shall not apply to the PEDFA Letter of Credit.

          (l) Subsection 2.19(E) of the Loan Agreement is amended and restated in its entirety as follows:

          (E) Payment of Amounts Drawn Under Letters of Credit . In the event of any drawing under any Letter of Credit (other than the PEDFA Letter of Credit) by the beneficiary thereof, the Issuing Bank shall notify Agent, which shall notify Borrower of such draw, not later than 12:00 Noon, Chicago time, on the Business Day immediately prior to the date on which the Issuing Bank intends to honor such drawing. Borrower shall give notice to be received by Agent and the Issuing Bank not later than 2:00 P.M., Chicago time, on such Business Day if it intends to reimburse the Issuing Bank for the amount of such drawing with funds other than the proceeds of Revolving Loans. Such notice from Borrower shall be irrevocable and, if given, Borrower shall reimburse the Issuing Bank not later than the close of business Chicago time on the day on which such drawing is honored in an amount in immediately available funds equal to the amount of such drawing. If Agent shall not have timely received such notice and in the case of all payments under the Participation Agreement (i) Borrower shall be deemed to have timely given a

Notice of Borrowing to Agent to make a Base Rate Advance on the date on which such drawing is honored or payment made in an amount equal to the amount of such drawing or payment, as the case may be, and (ii) subject to satisfaction or waiver of the conditions specified in Section 2 hereof and the other terms and conditions of Advances contained herein, Lenders shall, on the date of such drawing or payment, as the case may be, make Revolving Loans in the amount of such drawing or payment, as the case may be, the proceeds of which shall be applied directly by Agent to reimburse the Issuing Bank for the amount of such drawing or payment, as the case may be. If for any reason, proceeds of such Revolving Loans are not received by the Issuing Bank on such date in an amount equal to the amount of such drawing or payment, Borrower shall be obligated to and shall reimburse the Issuing Bank, on the business day (under the laws of the jurisdiction of the Issuing Bank) immediately following the date of such drawing or payment, in an amount in immediately available funds equal to the excess of the amount of such drawing or payment over the amount of such Revolving Loans, if any, which are so received, plus accrued interest on such amount at the rate set forth in Subsection 2.20(A) hereof for Base Rate Advances on the Revolving Loans.

          (m) Subsection 2.19((F) of the Loan Agreement is amended and restated in its entirety as follows:

          (F) Payment by Lenders . In the event that Borrower does not reimburse the Issuing Bank for the full amount of any drawing or any payment under the Participation Agreement pursuant to Subsection 2.19(E), unless Agent shall elect to make a Revolving Loan in accordance with Subsection 2.5(B), Agent shall promptly notify each Lender of the unreimbursed amount of such drawing or such payment under the Participation Agreement and of such Lender's respective participation therein. Unless Agent shall have so elected, each Lender shall make available to Agent for the benefit of the Issuing Bank an amount equal to such Lender's respective participation in immediately available funds, not later than 2:00 P.M. Chicago time on the business day (under the laws of the jurisdiction of the Issuing Bank) after the date notified by Agent. In addition, in the event that any Lender fails to make available to Agent the amount of any such Lender's participation in such Letter of Credit Obligations as provided in this Subsection 2.19(F), Agent may, but shall not be obligated to, fund the amount of such Defaulting Lender's participation in such Letter of Credit and recover such amount on demand from such Defaulting Lender in accordance with Subsection 2.13(A). In the event that any Lender fails to make available to Agent the amount of such Lender's participation in such Letter of Credit as provided in this Subsection 2.19(F), and Agent does not elect to fund to the Issuing Bank such Defaulting Lender's participation in such Letter of Credit as provided in the immediately preceding sentence, the Issuing Bank shall be entitled to recover such amount on demand from such Lender together with interest at the Federal Funds Rate for the first three Business Days while such amount remains unpaid and thereafter at the Base Rate. Agent shall distribute to each Lender which has paid all amounts payable by it under this Subsection 2.19(F) with respect to any Letter of Credit issued by the Issuing Bank such Lender's Revolving Proportionate Share of all payments subsequently received by Agent from Borrower in reimbursement of drawings honored by the Issuing Bank under such Letter of Credit or payments made by ANB under the Participation Agreement when such reimbursement payments are received from Borrower.

          (n) Subsections 2.20(C), 2.20(E), 2.20(J) and 11.1 of the Loan Agreement are amended by inserting immediately after the words "Total Revolving Commitments" each time they appear therein the words "or Total CAPEX Commitments".

          (o) Subsection 2.20(G) of the Loan Agreement is amended and restated in its entirety as follows:


          (G)     Letter of Credit Fees .

          (i) Agent, for the ratable benefit of Lenders, shall be entitled to charge to the account of Borrower on the last day of each month, a fee (the "L/C Fee"), in an amount equal to one and one-half of one percent (1.50%) per annum of the average daily outstanding Letter of Credit Obligations (including without limitation the outstanding amount of the PEDFA Letter of Credit before giving effect to any reductions therein which are subject to reinstatement) for each month (or portion thereof) from the date of the execution of this Agreement, payable monthly in arrears on the first Business Day of each following month. Notwithstanding the foregoing, following the occurrence and during the continuance of a Default (or, in the event of a Default other than as described in Subsections 9.1(A), (H) or (I) of this Agreement, from the date of notice to such effect to Borrower from Agent) the L/C Fee shall be payable at a rate equal to the rate at which the L/C Fees are charged pursuant to the immediately preceding sentence, plus two and one-quarter of one percent (2.25%) per annum and shall be payable as provided above or, if sooner, on demand. The L/C Fee shall be computed on the basis of a 360-day year for actual days elapsed.

          (ii) Borrower shall pay the Issuing Bank all of the Issuing Bank's customary charges for out-of-pocket and administrative expenses upon the issuance of any Letter of Credit and for any other out-of-pocket costs, fees and expenses incurred by the Issuing Bank in connection with the application for, issuance of, draws or payments under, or amendment to any Letter of Credit. Agent shall be entitled to charge to the account of Borrower therefor, together with, as and when incurred by Agent or any Lender, any other charges, fees, costs and expenses charged to Agent or any Lender for Borrower's account by the Issuing Bank (other than any fees charged to Agent or any Lender which would be duplicative of the L/C Fee paid to Agent for the benefit of Lenders) (collectively, including the amounts described in the first sentence of this Subsection 2.20(G)(ii), the "Issuing Bank Fees") in connection with the issuance of any Letters of Credit by the Issuing Bank. Each determination by Agent of L/C Fees, Issuing Bank Fees and other fees under this Subsection 2.20(G) shall be conclusive and binding for all purposes, absent manifest error.

          (p) Subsections 2.20(J) and 11.19 of the Loan Agreement are amended by inserting therein immediately following the words "Letter of Credit" each time they appear therein, the following:

 ", or entering into the Participation Agreement or the Reimbursement Agreement or with respect to or in connection with obligations thereunder,"

          (q) Section 4 of the Loan Agreement is amended by inserting therein immediately after Subsection 4.2 thereof a new Subsection 4.3 as follows:

          4.3     CAPEX Loans .  As to each CAPEX Loan requested by Borrower,
(a) at least 5 Business Days before such CAPEX Loan is to be made, Agent shall have received a request by Borrower therefor in the form of Exhibit A-2 to Amendment No. 2, and copies of invoices and checks representing full payment for the proposed CAPEX Equipment together with a detailed description thereof;
(b) the Equipment for which such CAPEX Loan has been requested and which is the subject thereof shall be delivered to Borrower and located on its premises, Borrower shall have paid for such CAPEX Equipment in full (other than for any amount to be paid directly by Lenders to the seller of such CAPEX Equipment, or which will be paid immediately by Borrower to such seller, in each case out of the proceeds of such CAPEX Loan) and received good and marketable title thereto, free and clear of any purchase money security interest or other Lien (other than any purchase money security interest as shall be released upon Lenders' direct payment to the seller of such CAPEX Equipment, or upon Borrower's immediate payment to such seller, in each case out of the proceeds of the CAPEX Loan) and Agent shall have a first priority perfected security interest therein; (c) Agent shall have received confirmation from Borrower's insurer or an authorized agent of such insurer to the effect that such CAPEX Equipment is fully insured on a replacement cost basis and on a basis which is not subject to any coinsurance penalty; and (d) Agent shall have received such other information, certificates, instruments, lien waivers, payoff letters, termination statements and other documents as Agent may reasonably request.

          (r) The first sentence of Subsection 5.5 of the Loan Agreement is amended and restated in its entirety as follows:

          In the event that there are any outstanding Letter of Credit Obligations, at any time after (i) the occurrence of a Default, (ii) demand by Agent for payment of the Liabilities as provided in Subsection 9.1 hereof,
(iii) there exists no unpaid principal balance of the Liabilities, (iv) this Agreement shall terminate for any reason pursuant to Subsection 2.14 hereof,
(v) the amount of (a) the aggregate outstanding principal balance of the Revolving Loan plus the aggregate amount of Letter of Credit Obligations shall exceed the amount of (b) the Current Asset Base plus the aggregate amount of Letter of Credit Obligations, or (vi) termination of the Revolving Credit

Commitments, Agent may request of Borrower, and Borrower thereupon shall deliver to Agent, cash collateral for any Letter of Credit.

          (s) Subsection 7.1 of the Loan Agreement is amended by renumbering Subsection "(H)" thereof to be Subsection "(I)" and inserting immediately after Subsection (G) thereof a new Subsection (H) as follows:

          (H) PEDFA Matters. As soon as reasonably practicable, and in any event within two (2) Business Days thereof, Borrower shall give each Lender notice of any breach, default or Event of Default under any Related Documents (as defined in the Participation Agreement); and

          (t) Subsection 8.6 of the Loan Agreement is amended and restated in its entirety as follows:

          8.6     Capital Investment Limitations; Lease Limitations .
Borrower shall not incur Capital Expenditures in any Fiscal Year in an amount in excess of the sum of (i) the net proceeds received by Borrower in such Fiscal Year from the sale of Equipment and (ii) the amount set forth below opposite such Fiscal Year, plus (iii) any excess amount from the immediately prior Fiscal Year (commencing with any excess from the Fiscal Year ending July 31, 1999 and excluding, for the purpose of computing such excess, any excess amount from a prior Fiscal Year):

          Fiscal Years Ending:            Amount:

July 31, 1999                         $ 17,850,000
July 31, 2000                         $  7,000,000
July 31, 2001 and thereafter          $  5,000,000

Notwithstanding the foregoing, the amount set forth above for Borrower's Fiscal Year ending July 31, 1999 shall be reduced to $7,850,000 if the Borrower does not complete the contemplated expansion of its plant in Oil City, Pennsylvania by July 31, 2000 as heretofore described to Lenders (the "Oil City Project").

          (u) Subsection 8.15(A) of the Loan Agreement is amended and restated in its entirety as follows:

     (A) Debt Coverage Ratio. Permit its Debt Coverage Ratio for any twelve month period ending with the last day of a fiscal quarter (i) ending on or after July 31, 1997 and on or before July 31, 1999 to be less than 2.5 to 1.0, or (ii) ending after July 31, 1999 to be less than 2.25 to 1.0. As used herein the term "Debt Coverage Ratio" shall mean for any period, without duplication, Borrower's ratio of (A) EBIDA to (B) an amount equal to the sum of the following for such period: (i) the sum of interest expense; plus (ii) the sum of all principal payments on Indebtedness, other than required principal payments on the Revolving Loan; plus (iii) the aggregate amount of all Dividends and Distributions (except to the extent the same are payable solely in capital stock of Borrower).

          (v) Subsection 9.1 of the Loan Agreement is amended by deleting the words "Revolving Loans" contained therein and inserting in lieu thereof the words "Revolving Loans or CAPEX Loans".

          (w) Subsection 9.1(M) of the Loan Agreement is amended and restated in its entirety as follows:

     (M) (i) a default, breach, or Event of Default shall occur under any Related Document or (ii), as to more than $250,000 in Indebtedness in the aggregate at any time (a) Borrower shall fail to make any payment due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) on any other obligation for borrowed money and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Indebtedness; or (b) any such Indebtedness shall be declared to be due and payable or required to be prepaid (other than by a regularly scheduled required prepayment) or accelerated prior to the stated maturity thereof;

          (x) Subsection 10.7 of the Loan Agreement is amended by inserting immediately after the words "Letter of Credit" appearing therein the following: "or as a party to the Participation Agreement and Reimbursement Agreement".

          (y) The last sentence of Subsection 10.9(A) of the Loan Agreement is amended and restated in its entirety as follows:

In the event that Agent ceases to be, in its individual capacity, a Lender whose aggregate holding of outstanding Term Loans and Revolving Loans plus the amount of its unused Revolving Loan Commitment and unused CAPEX Commitment plus the amount of its Revolving Proportionate Share of Letter of Credit Obligations equals or exceeds $10,000,000 then such Agent may be removed by the Required Lenders (other than Agent in its capacity as a Lender or as the Issuing Bank (including Agent as party to the Reimbursement Agreement) and without giving effect to any portion of the Loans, Revolving Credit Commitment or CAPEX Commitment made by Agent in its capacity as a Lender or Letter of Credit issued by Agent in its capacity as the Issuing Bank or Agent as party to the Reimbursement Agreement) provided that the Required Lenders concurrently appoint a successor Agent to which Borrower consents (which consent shall not be unreasonably withheld).

          (z) Subsections 10.10(B) and 11.6(E) of the Loan Agreement are amended by inserting immediately after the words "Revolving Credit Commitments" each time they appear therein the words "and CAPEX Commitments".

          (aa) Subsection 10.14 of the Loan Agreement is amended and restated in its entirety as follows:

          10.14 Allocation of Payments . Prior to the occurrence of a Default described in Subsection 9.1 (H), or acceleration of the maturity of the Liabilities, payments on the Liabilities shall be allocated to Lenders as follow: (i) payments of principal of, and interest on, the 1997 Term Loans and Prepayment Fees relating to the prepayment of 1997 Term Loans shall be allocated to Lenders based on their respective 1997 Term Proportionate Share,
(ii) payments of principal of, and interest on, the CAPEX Loans and the Facility Fees, Prepayment Fees and Commitment Reduction Fees relating to any payments on the CAPEX Loans or any reduction in the CAPEX Commitments shall be allocated to Lenders based on their respective CAPEX Proportionate Share, and
(iii) payments of principal of, and interest on, the Revolving Loans and the Facility Fees, the L/C Fees, Prepayment Fees, and the Commitment Reduction Fees relating to any payments on the Revolving Loans or any reduction in the Total Revolving Commitments shall be allocated based on their respective Revolving Proportionate Share, subject to Subsection 2.5.

          (bb) The second to the last sentence of Subsection 11.1 of the Loan Agreement is amended and restated in its entirety as follows:

In addition, Borrower and Lenders hereby authorize Agent to modify this Agreement by unilaterally amending or supplementing Schedule 1 from time to time in the manner requested by Borrower, Agent or any Lender in order to reflect any assignments or transfers of the Loans, and assignments, transfers or reductions in the Total Revolving Commitment or Total CAPEX Commitment as provided for hereunder; provided, however, that Agent shall promptly deliver a copy of any such modification to Borrower and each Lender. All Defaults shall continue until the same are waived in accordance with this Subsection 11.1.

          (cc) Subsection 11.6(C) of the Loan Agreement is amended by inserting immediately after the words "Total Revolving Commitments" each time they appear therein the words "and Total CAPEX Commitments".

          (dd) Subsection 11.6(F) of the Loan Agreement is amended by inserting immediately after the words "Revolving Credit Commitment" each time they appear therein the words ", CAPEX Commitment".

          (ee) Schedule 1 and Exhibits A-1 and A-2 to the Loan Agreement are amended and restated in their entirety as annexed hereto.

1. Consent. Subject to Section 4 of this Amendment, Lenders hereby consent: (a) notwithstanding the terms of Subsection 8.1 of the Loan

Agreement, to (i) the liens established under (X) the Indenture (as defined in the Reimbursement Agreement) as to funds on deposit with the Trustee (as defined in the Indenture) to secure Borrower's obligations under the Bonds, and (Y) the Pledge Agreement to secure the Letter of Credit Obligations, and
(ii) deposits made with manufacturers on equipment purchased as part of the Oil City Project to secure Borrower's obligations to pay for such equipment provided that such deposits are applied against the purchase price for such equipment at or before passage of title thereto to Borrower; and (b) notwithstanding the terms of Subsection 8.2 of the Loan Agreement, to Borrower's indebtedness under the Related Documents as to the Bonds (as defined in the Indenture).
2.
3. Conditions of Effectiveness. Sections 2 and 3 of this Amendment shall become effective on the date (the "Effective Date") when each of the following conditions have been completely, and substantially concurrently, satisfied as determined by the Agent:
4.
          (a) Documents. The Agent shall have received each of the following agreements, instruments and other documents, in each case in form and substance acceptable to the Agent:

          (i) seven (7) copies of this Amendment executed by each of the parties hereto;

                    (ii) each Lender shall have received a new Term Note, Revolving Note and CAPEX Note (collectively, the "New Notes") substantially in the amount required under the Loan Agreement in the forms annexed hereto as Exhibits A-1, A-2, and A-3, respectively, executed by an authorized officer of the Borrower;

          (iii) seven (7) copies of certificates of an assistant secretary or secretary of Borrower as to the resolutions of their respective boards of directors, and if necessary, shareholders authorizing the execution, delivery and performance of this Amendment, the New Notes, and the other documents contemplated hereby, with Borrower's articles of incorporation (copies attached), certified by the secretary of state of the state of Borrower's incorporation, bylaws (copies attached), and the incumbency and specimen of the officers of Borrower authorized under the resolutions referred to above;

          (iv) seven (7) copies of opinions of counsel to Borrower as to such matters as Agent and its counsel may request and in form and substance satisfactory to Agent and its counsel; and

          (v) such other documents, certificates, agreements, opinions and items as the Agent may reasonably request in connection with this Agreement in form and substance satisfactory to the Agent and the Lenders, including, but not limited to the items described on the closing checklist attached hereto as Exhibit B.

          (b) Closing Fee. Borrower shall have paid to Agent for the ratable benefit of Lenders a non-refundable fee in the amount of $50,000 to induce Lenders to enter into this Amendment, and Borrower shall have paid to Agent any unpaid fees due and payable pursuant to the Fee Letter.

          (c) Representations and Warranties; No Default. As of the Effective Date, the representations and warranties contained herein and in the New Agreement shall be true and complete, and no Default or Event of Default thereunder shall exist.

          (d) Proceedings. All corporate and other proceedings taken or to be taken in connection with the transactions contemplated hereby and by the Acquisition Documents and all documents incident thereto shall be in form and substance satisfactory to the Agent and each Lender, as determined in their sole and absolute discretion.

1.      Representations, Warranties and Agreements of the Borrower.
2.
(a) The Borrower represents and warrants that this Amendment, the Loan Agreement as amended hereby and the New Notes, constitute legal, valid and binding obligations of the Borrower and are enforceable against the Borrower in accordance with their terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization or other similar laws affecting the enforcement of creditors' rights generally or by general equitable principles.
(b)
(c) The Borrower hereby reaffirms all covenants, representations and warranties made in the Loan Agreement as amended hereby. The Borrower hereby agrees that all covenants, representations and warranties made in the Loan Agreement shall be deemed to have been remade as of the date hereof and (if different) the Effective Date.
(d)
(e) The Borrower represents and warrants that as of the date hereof, and (if different) as of the Effective Date, there exists no Default or Event of Default after giving effect to this Amendment, the New Notes and consummation of the transactions contemplated hereby and thereby.
(f)
3.      Reference to the Effect on the Loan Agreement.
4.
(a) On and after the Effective Date, (i) each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein," or words of like import shall mean and be a reference to the Loan Agreement as amended hereby, (ii) each reference to the Loan Agreement in all other Financing Agreements shall mean and be a reference to the Loan Agreement, as amended hereby, and (iii) each reference to the Notes in the Loan Agreement and the other Financing Agreements shall be deemed to be a reference to the Notes as delivered pursuant hereto.

 (a) Except as specifically amended above, the Loan Agreement, and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.
(b)
(c) Except as expressly set forth in Section 3 above, the execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any Default or Event of Default (including without limitation any Defaults or Events of Default existing on the date hereof), nor operate as a waiver of any right, power or remedy of the Agent or the Lenders (including without limitation any rights, powers or remedies of the Agent or the Lenders with respect to the Defaults or Events of Default existing on the date hereof), nor constitute a waiver of, or consent to and departure from, any provision of the Loan Agreement, or any of the other Financing Agreements.

1. Governing Law. This Amendment shall be governed by and construed in accordance with the internal laws (as opposed to conflicts of law provisions)
of the State of Illinois.
2.
3. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this
Amendment for any other purpose.
4.
5. Counterparts. This Amendment may be executed by one or more of the parties to this Amendment on any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument. Delivery by any party of telecopied copies of executed counterparts hereof shall constitute execution and delivery hereof by such party.
6.
7.      10.     Assignment and Asssumption.  On the Effective Date, as a
result of the changes to Schedule 1 to the Loan Agreement provided for in this Amendment, ANB's percentage of the 1997 Term Loans and the Revolving Loans shall be reduced. To give effect thereto, ANB shall be deemed to have assigned to each of NationsBank, N.A. and Bank of Oklahoma, N.A. (and such Lenders shall be deemed to purchased and assumed) $581,363 of the outstanding 1997 Term Loans and $465,090 of the Revolving Commitment as fully as if ANB and NationsBank, N.A. and Bank of Oklahoma, N.A., respectively, had entered into an Assignment and Assumption Agreement in the form provided for in the Loan Agreement immediately before the amendments contemplated by this Amendment, so that after giving effect to this section, the outstanding 1997 Term Loans and Revolving Commitments shall be as set forth on Schedule 1 to this Amendment.

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

                              WEBCO INDUSTRIES, INC.

                              By:   /s/Michael P. Howard

                              Title:  Chief Financial Officer


                              AMERICAN NATIONAL BANK AND TRUST
                              COMPANY OF CHICAGO, individually and as
                              Agent

                              By: Donna Evans

                              Title: Vice President


                              NATIONSBANK, N.A.


                              By:  Gaye L Stathis

                              Title: Vice President


                              BANK OF OKLAHOMA, N.A.


                              By: Robert Mattax

                              Title: Vice President

                                                              EXHIBIT A-1


TERM  NOTE


$____________     Chicago, Illinois
                                                        December 1, 1998



     FOR VALUE RECEIVED, the undersigned, WEBCO INDUSTRIES, INC., an Oklahoma corporation ("Borrower"), hereby unconditionally promises to pay to the order of ______________________ ("Lender") on the earlier of (a) the Termination Date and (b) August 31, 2002 at the office of American National Bank and Trust Company of Chicago, 33 North LaSalle Street, Chicago, Illinois 60690, for the account of Lender and in accordance with the provisions of the Loan and Security Agreement dated as of July 15, 1997 among Borrower, the financial institutions listed on Schedule 1 thereto (together with their respective successors and assigns, the "Lenders") and American National Bank and Trust Company of Chicago acting as agent for the Lenders (in such capacity, the "Agent"), as amended, modified or supplemented from time to time (the "Loan Agreement"), in lawful money of the United States of America and in immediately available funds, the principal sum of _______________________ AND 00/100 DOLLARS ($_______), or, if less, the aggregate unpaid principal amount of all Term Loans (as defined in the Loan Agreement) made by Lender to Borrower. This Note is referred to in and was executed and delivered pursuant to the Loan Agreement, to which reference is hereby made for a statement of the terms and conditions under which the loans evidenced hereby were made and are to be repaid. All terms which are capitalized and used herein (which are not otherwise specifically defined herein) and which are defined in the Loan Agreement shall be used in this Note as defined in the Loan Agreement.

     Borrower further promises to pay interest at said office on the unpaid principal amount hereof from time to time outstanding at the rates and on the dates specified in the Loan Agreement. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed.

     Subject to the provisions contained in the Loan Agreement relating to the determination of Interest Periods for LIBOR Rate Advances, if any payment hereunder becomes due and payable on a day other than a Business Day, the due date thereof shall be extended to the next succeeding Business Day, and interest shall be payable thereon during such extension at the applicable rate specified in the Loan Agreement. In no contingency or event whatsoever shall interest charged hereunder, however such interest may be characterized or computed, exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event that such a court determines that Lender has received interest hereunder in excess of the highest rate applicable hereto, Lender shall promptly refund such excess interest to Borrower.

     Payments received by Agent for the account of Lender from Borrower on this Note shall be applied as provided in the Loan Agreement and may be applied to the payment of interest which is due and payable before application to the outstanding principal balance hereof, subject to Agent's rights to otherwise apply such payments as provided in the Loan Agreement.

     Upon and after the occurrence of a Default or as otherwise provided in the Loan Agreement, this Note may, as provided in the Loan Agreement, and without prior demand, notice or legal process of any kind (except as otherwise expressly required in the Loan Agreement), be declared, and thereupon immediately shall become, due and payable. This Note shall also become immediately due and payable upon the termination of the Loan Agreement.

     Borrower, and all endorsers and other persons obligated hereon, hereby waive presentment, demand, protest, notice of demand, notice of protest and notice of nonpayment and agree to pay all costs of collection, including reasonable attorneys' fees and expenses.

     This Note is secured by certain Liens created in favor of Agent for the benefit of Lender under the Collateral Documents.

     This Note has been delivered at and shall be deemed to have been made at Chicago, Illinois and shall be interpreted and the rights and liabilities of the parties hereto determined in accordance with the internal laws (as opposed to conflicts of law provisions) and decisions of the State of Illinois. Whenever possible each provision of this Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Note shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Note.

     Notwithstanding any of the foregoing provisions of this Note, all principal of, and accrued interest on, this Note shall become immediately due and payable as provided in Subsection 9.1 of the Loan Agreement and, without notice or demand, upon the termination of the Loan Agreement pursuant to Subsections 2.14 or 2.20(E) of the Loan Agreement.

     Whenever in this Note reference is made to Agent, Lender or Borrower, such reference shall be deemed to include, as applicable, a reference to their respective successors and assigns. The provisions of this Note shall be binding upon and shall inure to the benefit of said successors and assigns. Borrower's successors and assigns shall include, without limitation, a receiver, trustee or debtor in possession of or for Borrower.

     The unpaid principal balance of the indebtedness heretofore evidenced by that certain Term Note dated July ___, 1997 made by Borrower in favor of Lender (the "Original Term Note") remains outstanding as of the date hereof and shall continue to be secured pursuant to the terms of the Loan Agreement and the other Financing Agreements providing for such security. To the extent that the principal balance of this Term Note includes Borrower's indebtedness heretofore evidenced by the Original Term Note, this Term Note (i) merely reevidences the indebtedness heretofore evidenced by the Original Term Note,
(ii) is given in substitution for, and not as payment of, the Original Term Note, and (iii) is in no way intended to constitute a novation of the Original Term Note.


                                                   WEBCO INDUSTRIES, INC.

                                                   By:

                                                   Name:

                                                   Title:

                                                                EXHIBIT A-2


                               REVOLVING NOTE

$_____________     Chicago, Illinois
                                                           December 1, 1998


     FOR VALUE RECEIVED, the undersigned, WEBCO INDUSTRIES, INC., an Oklahoma corporation ("Borrower"), hereby unconditionally promises to pay to the order of _____________________ ("Lender") on the Termination Date at the office of American National Bank and Trust Company of Chicago, 33 North LaSalle Street, Chicago, Illinois 60690, for the account of Lender and in accordance with the provisions of the Loan and Security Agreement dated as of July 15, 1997 among Borrower, the financial institutions listed on Schedule 1 thereto (together with their respective successors and assigns, the "Lenders") and American National Bank and Trust Company of Chicago acting as agent for the Lenders (in such capacity, the "Agent"), as amended, modified or supplemented from time to time (the "Loan Agreement"), in lawful money of the United States of America and in immediately available funds, the principal sum of ____________________________ AND 00/100 DOLLARS ($____________), or, if less, the aggregate unpaid principal amount of all Revolving Loans (as defined in the Loan Agreement) made by Lender to Borrower. This Note is referred to in and was executed and delivered pursuant to the Loan Agreement, to which reference is hereby made for a statement of the terms and conditions under which the loans evidenced hereby were made and are to be repaid. All terms which are capitalized and used herein (which are not otherwise specifically defined herein) and which are defined in the Loan Agreement shall be used in this Note as defined in the Loan Agreement.

     Borrower further promises to pay interest at said office on the unpaid principal amount hereof from time to time outstanding at the rates and on the dates specified in the Loan Agreement. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed.

     Subject to the provisions contained in the Loan Agreement relating to the determination of Interest Periods for LIBOR Rate Advances, if any payment hereunder becomes due and payable on a day other than a Business Day, the due date thereof shall be extended to the next succeeding Business Day, and interest shall be payable thereon during such extension at the applicable rate specified in the Loan Agreement. In no contingency or event whatsoever shall interest charged hereunder, however such interest may be characterized or computed, exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event that such a court determines that Lender has received interest hereunder in excess of the highest rate applicable hereto, Lender shall promptly refund such excess interest to Borrower.

     Payments received by Agent for the account of Lender from Borrower on this Note shall be applied as provided in the Loan Agreement and may be applied to the payment of interest which is due and payable before application to the outstanding principal balance hereof, subject to Agent's rights to otherwise apply such payments as provided in the Loan Agreement.
     Upon and after the occurrence of a Default or as otherwise provided in the Loan Agreement, this Note may, as provided in the Loan Agreement, and without prior demand, notice or legal process of any kind (except as otherwise expressly required in the Loan Agreement), be declared, and thereupon immediately shall become, due and payable. This Note shall also become immediately due and payable upon the termination of the Loan Agreement.

     Borrower, and all endorsers and other persons obligated hereon, hereby waive presentment, demand, protest, notice of demand, notice of protest and notice of nonpayment and agree to pay all costs of collection, including reasonable attorneys' fees and expenses.

     This Note is secured by certain Liens created in favor of Agent for the benefit of Lender under the Collateral Documents.

     This Note has been delivered at and shall be deemed to have been made at Chicago, Illinois and shall be interpreted and the rights and liabilities of the parties hereto determined in accordance with the internal laws (as opposed to conflicts of law provisions) and decisions of the State of Illinois. Whenever possible each provision of this Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Note shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Note.

     Notwithstanding any of the foregoing provisions of this Note, all principal of, and accrued interest on, this Note shall become immediately due and payable as provided in Subsection 9.1 of the Loan Agreement and, without notice or demand, upon the termination of the Loan Agreement pursuant to Subsections 2.14 or 2.20(E) of the Loan Agreement.

     Whenever in this Note reference is made to Agent, Lender or Borrower, such reference shall be deemed to include, as applicable, a reference to their respective successors and assigns. The provisions of this Note shall be binding upon and shall inure to the benefit of said successors and assigns. Borrower's successors and assigns shall include, without limitation, a receiver, trustee or debtor in possession of or for Borrower.

     The unpaid principal balance of the indebtedness heretofore evidenced by that certain Revolving Note dated July ___, 1997 made by Borrower in favor of Lender (the "Original Revolving Note") remains outstanding as of the date hereof and shall continue to be secured pursuant to the terms of the Loan Agreement and the other Financing Agreements providing for such security. To the extent that the principal balance of this Revolving Note includes Borrower's indebtedness heretofore evidenced by the Original Revolving Note, this Revolving Note (i) merely reevidences the indebtedness heretofore evidenced by the Original Revolving Note, (ii) is given in substitution for, and not as payment of, the Original Revolving Note, and (iii) is in no way intended to constitute a novation of the Original Revolving Note.


WEBCO INDUSTRIES, INC.

By:

Name:

Title:

                                                              EXHIBIT A-3



                                  CAPEX  NOTE


$____________     Chicago, Illinois
                                                          December 1, 1998


     FOR VALUE RECEIVED, the undersigned, WEBCO INDUSTRIES, INC., an Oklahoma corporation ("Borrower"), hereby unconditionally promises to pay to the order of ______________________ ("Lender") on the earlier of (a) the Termination Date and (b) August 31, 2002 at the office of American National Bank and Trust Company of Chicago, 33 North LaSalle Street, Chicago, Illinois 60690, for the account of Lender and in accordance with the provisions of the Loan and Security Agreement dated as of July 15, 1997 among Borrower, the financial institutions listed on Schedule 1 thereto (together with their respective successors and assigns, the "Lenders") and American National Bank and Trust Company of Chicago acting as agent for the Lenders (in such capacity, the "Agent"), as amended, modified or supplemented from time to time (the "Loan Agreement"), in lawful money of the United States of America and in immediately available funds, the principal sum of _______________________ AND 00/100 DOLLARS ($_______), or, if less, the aggregate unpaid principal amount of all CAPEX Loans (as defined in the Loan Agreement) made by Lender to Borrower. This Note is referred to in and was executed and delivered pursuant to the Loan Agreement, to which reference is hereby made for a statement of the terms and conditions under which the loans evidenced hereby were made and are to be repaid. All terms which are capitalized and used herein (which are not otherwise specifically defined herein) and which are defined in the Loan Agreement shall be used in this Note as defined in the Loan Agreement.

     Borrower further promises to pay interest at said office on the unpaid principal amount hereof from time to time outstanding at the rates and on the dates specified in the Loan Agreement. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed.

     Subject to the provisions contained in the Loan Agreement relating to the determination of Interest Periods for LIBOR Rate Advances, if any payment hereunder becomes due and payable on a day other than a Business Day, the due date thereof shall be extended to the next succeeding Business Day, and interest shall be payable thereon during such extension at the applicable rate specified in the Loan Agreement. In no contingency or event whatsoever shall interest charged hereunder, however such interest may be characterized or computed, exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event that such a court determines that Lender has received interest hereunder in excess of the highest rate applicable hereto, Lender shall promptly refund such excess interest to Borrower.

     Payments received by Agent for the account of Lender from Borrower on this Note shall be applied as provided in the Loan Agreement and may be applied to the payment of interest which is due and payable before application to the outstanding principal balance hereof, subject to Agent's rights to otherwise apply such payments as provided in the Loan Agreement.

     Upon and after the occurrence of a Default or as otherwise provided in the Loan Agreement, this Note may, as provided in the Loan Agreement, and without prior demand, notice or legal process of any kind (except as otherwise expressly required in the Loan Agreement), be declared, and thereupon immediately shall become, due and payable. This Note shall also become immediately due and payable upon the termination of the Loan Agreement.

     Borrower, and all endorsers and other persons obligated hereon, hereby waive presentment, demand, protest, notice of demand, notice of protest and notice of nonpayment and agree to pay all costs of collection, including reasonable attorneys' fees and expenses.

     This Note is secured by certain Liens created in favor of Agent for the benefit of Lender under the Collateral Documents.

     This Note has been delivered at and shall be deemed to have been made at Chicago, Illinois and shall be interpreted and the rights and liabilities of the parties hereto determined in accordance with the internal laws (as opposed to conflicts of law provisions) and decisions of the State of Illinois. Whenever possible each provision of this Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Note shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Note.

     Notwithstanding any of the foregoing provisions of this Note, all principal of, and accrued interest on, this Note shall become immediately due and payable as provided in Subsection 9.1 of the Loan Agreement and, without notice or demand, upon the termination of the Loan Agreement pursuant to Subsections 2.14 or 2.20(E) of the Loan Agreement.

     Whenever in this Note reference is made to Agent, Lender or Borrower, such reference shall be deemed to include, as applicable, a reference to their respective successors and assigns. The provisions of this Note shall be binding upon and shall inure to the benefit of said successors and assigns. Borrower's successors and assigns shall include, without limitation, a receiver, trustee or debtor in possession of or for Borrower.

                                                    WEBCO INDUSTRIES, INC.

                                                   By:

                                                   Name:

                                                  Title:

                                                              EXHIBIT B

1.     Post-closing letter between Agent and Borrower.

2.     Fee letter between Agent and Borrower.

SCHEDULE 1


                                                       CAPEX      Address for
Name of Lender  Revolving Credit  1997 Term Loans   Commitment     Notices
                   Commitment
American National $12,727,274      $12,727,274     $2,545,456 American National
Bank and Trust                                                 Bank and Trust
Company of Chicago                                           Company of Chicago
                                                          One N. LaSalle Street
                                                        Chicago, Illinois 60690
                                                             Attn: Donna Evans
                                                         Title: Vice President
                                                             Tel: 312-661-5648
                                                             Fax: 312-661-6929

NationsBank,     $6,136,363       $6,136,363      $1,227,272 NationsBank,  N.A.
N.A.                                                NationsBank Business Credit
                                               600 Peachtree Street -13th Floor
                                                         Atlanta, Georgia 30308
                                                             Attn: Gaye Stathis
                                                          Title: Vice President
                                                              Tel: 404/607-5933
                                                              Fax: 404/607-6437

Bank of Oklahoma, $6,136,363     $6,136,363      $1,227,272   Bank of Oklahoma
                                                                          N.A.
                                                       Bank of Oklahoma Tower
                                                                   8 Southeast
                                                             1 Williams Center
                                                         Tulsa, Oklahoma 74172
                                                          Attn: Pamela J. Been
                                            Title: Commercial Banking Officer
                                                             Tel: 918/588-6077
                                                             Fax: 918/588-6880

Total          $25,000,000     $25,000,000     $5,000,000

                                                                  EXHIBIT 15.1



WEBCO INDUSTRIES, INC.
LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION





Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D.C. 20549


Re:     Webco Industries, Inc.
        Registration on Form S-3 and S-8


We are aware that our report dated February 19, 1999, on our review of the interim financial information of Webco Industries, Inc. for the periods ended January 31, 1999 and 1998, and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-3 (File nos. 333-22779 and 333-67923) and S-8 (File no. 333-49219). Pursuant to Rule 436(c)
under the Securities Act of 1933, these reports should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of the Act.



PricewaterhouseCoopers LLP

Tulsa, Oklahoma
March 11, 199