Form 10-Q
period 1999-04-30
WEBCO INDUSTRIES INC
filed 1999-06-09
CIK 916314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

                                      or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,073,955 shares of Common Stock, $0.01 par value, as of May 31, 1999.

                      WEBCO INDUSTRIES, INC.  AND SUBSIDIARY

                               TABLE OF CONTENTS
                                                             Page
                                                            Number
                                                           --------

PART I     FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited):
                    Balance Sheets                               3
                    Statements of Income                         4
                    Statements of Cash Flows                     5
                    Notes to Unaudited Financial Statements      6-8
                    Report of Review by Independent
                         Accountants                             9

          Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                   10-15

PART II     OTHER INFORMATION

          Item 1. Legal Proceedings                              16
          Item 2. Changes in Securities                          16
          Item 3. Defaults Upon Senior Securities                16
          Item 4. Submission of Matters to a Vote of
                    Security Holders                             16
          Item 5. Other Information                              16
          Item 6. Exhibits and Reports on Form 8-K               16

SIGNATURES                                                       17

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                                BALANCE SHEETS
                     (Dollars in thousands, except par value)
                                   (Unaudited)
                                                          April 30,    July 31,
ASSETS                                                       1999        1998
                                                           -------     -------
Current assets:
   Cash                                                   $    919    $    266
   Accounts receivable, net                                 16,736      19,874
   Inventories                                              31,272      27,775
   Prepaid expenses                                            699         205
   Deferred income tax asset                                 2,027       2,740
                                                           -------     -------
     Total current assets                                   51,653      50,860

Property, plant and equipment:
   Land                                                      1,436       1,436
   Buildings and improvements                               15,520      14,571
   Machinery and equipment                                  65,230      60,138
   Furniture and fixtures                                    8,128       4,975
   Construction in progress                                  5,375       5,261
   Less accumulated depreciation and amortization          (33,105)    (29,751)
                                                           -------     -------
     Net property, plant and equipment                      62,584      56,630

Notes receivable from related parties                        1,795       1,774

Other assets, net                                            2,461       2,494
                                                           -------     -------
     Total assets                                         $118,493    $111,758
                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $ 11,964    $ 11,760
   Accrued liabilities                                       5,490       6,957
   Current portion of long-term debt                           738       1,282
                                                           -------     -------
     Total current liabilities                              18,192      19,999

Long-term debt                                              40,211      32,894

Deferred income tax liability                               10,556      10,620

Contingencies (Note 3)

Stockholders' equity:
   Common stock, $.01 par value, 12,000,000
     shares authorized, 7,075,255 shares issued
     and outstanding                                            71          72
   Additional paid-in capital                               35,739      36,179
   Retained earnings                                        13,724      11,994
                                                           -------     -------
     Total stockholders' equity                             49,534      48,245
                                                           -------     -------
     Total liabilities and stockholders' equity           $118,493    $111,758
                                                           =======     =======

See accompanying notes to unaudited financial statements.

                       WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                               STATEMENTS OF INCOME
            (Dollars and shares in thousands, except per share amounts)
                                    (Unaudited)

                                             Three Months Ended   Nine Months Ended
                                                  April 30,           April 30,
                                                1999      1998      1999      1998
Net sales                                    $ 31,970  $ 41,325  $100,678  $113,799
Cost of sales                                  27,067    32,584    84,195    92,991
                                              -------   -------   -------   -------
Gross profit                                    4,903     8,741    16,483    20,808

Commission income                                 128       116       557       550

Selling, general and administrative expenses    3,878     4,937    12,449    12,685
                                              -------   -------   -------   -------
Income from operations                          1,153     3,920     4,591     8,673

Interest expense                                  617       551     1,816     1,811
                                              -------   -------   -------   -------
Income before income taxes                        536     3,369     2,775     6,862

Provision for income taxes                        189     1,059     1,045     2,035
                                              -------   -------   -------   -------
Net income                                   $    347  $  2,310  $  1,730  $  4,827
                                              =======   =======   =======   =======
Pro forma net income (1)                               $  2,083            $  4,232
                                                        =======             =======
Net income per common share:
   Basic                                     $    .05  $    .32  $    .24  $    .67
                                              =======   =======   =======   =======
   Diluted                                   $    .05  $    .32  $    .24  $    .67
                                              =======   =======   =======   =======
Pro forma net income per common share: (1)
   Basic                                               $    .29            $    .59
                                                        =======             =======
   Diluted                                             $    .29            $    .59
                                                        =======             =======
Weighted average common shares outstanding:
   Basic                                        7,129     7,169     7,156     7,169
                                              =======   =======   =======   =======
   Diluted                                      7,130     7,262     7,160     7,227
                                              =======   =======   =======   =======

(1) Pro forma net income for the three months and nine months ended April 30, 1998 include a provision for income taxes on the earnings of Phillips & Johnston, Inc., which prior to its merger with Webco in June 1998 was an S-Corporation. Pro forma income taxes have been calculated using an effective tax rate of 38% (34% Federal and 4% state).




See accompanying notes to unaudited financial statements.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)
                                                            Nine Months Ended
                                                                April 30,
                                                            1999         1998
                                                          -------      -------
Cash flows from operating activities:
   Net income                                            $  1,730     $  4,827
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                        3,677        2,851
       Loss (gain) on write-off and disposition
         of property, plant and equipment                      (8)          36
       Deferred tax expense                                   649        2,002
       (Increase) decrease in:
          Accounts receivable                               3,138       (2,078)
          Inventories                                      (3,497)       2,024
          Prepaid expenses                                   (494)         (21)
        Increase (decrease) in:
          Accounts payable                                  1,557          848
          Accrued liabilities                              (1,467)       2,123
                                                          -------      -------
Net cash provided by operating activities                   5,285       12,612
                                                          -------      -------
Cash flows from investing activities:
   Capital expenditures                                    (9,121)      (7,707)
   Proceeds from sale of property, plant and equipment          7           20
   Advances to stockholder                                      -          (38)
   Other                                                     (237)        (126)
                                                          -------      -------
Net cash used in investing activities                      (9,351)      (7,851)
                                                          -------      -------
Cash flows from financing activities:
   Proceeds from long-term debt                           105,970      103,493
   Principal payments on long-term debt                   (99,197)    (106,934)
   Dividends paid                                               -       (1,483)
   Purchases of common stock                                 (440)           -
   Increase (decrease) in book overdrafts                  (1,614)         807
                                                          -------      -------
Net cash provided by (used in) financing activities         4,719       (4,117)
                                                          -------      -------
Net change in cash                                            653          644

Cash, beginning of period                                     266          202
                                                          -------      -------
Cash, end of period                                      $    919     $    846
                                                          =======      =======






See accompanying notes to unaudited financial statements.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                    Notes to Unaudited Financial Statements

Note 1 - General

     The accompanying unaudited condensed consolidated financial statements of Webco Industries, Inc. and Subsidiary ("Webco" or the "Company") include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at April 30, 1999, and results of operations for the three months and nine months ended April 30, 1999 and April 30, 1998, and cash flows for the nine months ended April 30, 1999 and April 30, 1998. Results for the three months and nine months ended April 30, 1999 are not necessarily indicative of results that will be realized for the full fiscal year. Results for the three months and nine months-ended April 30, 1998 have been restated to reflect the June 1998 merger (accounted for as a pooling of interests) with Phillips & Johnston, Inc. The year-end balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 1998.

Note 2 - Inventories

     At April 30, 1999 and July 31, 1998, inventories were as follows (in thousands):

                          April 30, 1999      July 31, 1998
                          --------------      -------------
       Raw materials           $15,700            $13,614
       Work-in-process           2,252              1,860
       Finished goods           11,533             10,664
       Maintenance parts
          and supplies           1,787              1,637
                               -------            -------
       Total inventories      $ 31,272           $ 27,775
                               =======            =======

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

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                    Notes to Unaudited Financial Statements

Note 4 - Common Stock and Common Stock Equivalents

     Presented below is a reconciliation of the differences between actual weighted average shares outstanding and diluted weighted average shares (in thousands, except per share amounts).

                                          Three Months Ended  Nine Months Ended
                                                April 30,         April 30,
                                              1999    1998      1999    1998
Basic EPS:
Weighted average shares outstanding           7,129   7,169     7,156   7,169


Effect of dilutive securities: Options            1      93         4      58
                                              -----   -----     -----   -----
Diluted EPS:
Diluted weighted average shares outstanding   7,130   7,262     7,160   7,227
                                              =====   =====     =====   =====

Anti-dilutive options outstanding:
    Number of options                           515       9       412       9
                                              =====   =====     =====   =====

    Weighted average exercise price           $6.68  $10.46     $6.87  $10.46
                                              =====   =====     =====   =====

     In March 1999, the Company's Board of Directors approved a plan to acquire up to $500,000 of its common stock. Of the approved $500,000 repurchase, the Company has acquired 94,000 shares of stock for approximately $440,000. The Company intends to purchase shares from time to time in the open market, subject to the price of the stock and securities laws, which significantly limit the volume, timing and prices of such purchases.

Note 5 - Segment Information

     In 1998 Webco Industries, Inc. adopted FAS 131 "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: tubing products and QuikWater, representing the Company's two strategic business units offering different products. The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, production processes and customers, those operations have been aggregated for segment reporting purposes. The tubing products segment manufactures as well as distributes tubular products principally made of carbon and stainless steel. QuikWater manufactures a patented direct contact high efficiency water heater.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                    Notes to Unaudited Financial Statements

Note 5 - Segment Information, Continued

The Company measures segment profit or loss as segment income before income taxes. Information on the Company's segments is as follows (Dollars in thousands):


                                               Tubing
                                              Products    QuikWater      Total
                                              --------    ---------     -------

Quarter-ended April 30, 1999:
     Revenues                                 $ 31,228     $    742    $ 31,970
     Segment pre tax income or (loss)              941         (405)        536

Quarter-ended April 30, 1998:
     Revenues                                   40,980          345      41,325
     Segment pre tax income or (loss)            3,795         (426)      3,369

Year to date April 30, 1999:
     Revenues                                   98,342        2,336     100,678
     Segment pre tax income or (loss)            3,925       (1,150)      2,775

Year to date April 30, 1998:
     Revenues                                  112,717        1,082     113,799
     Segment pre tax income or (loss)            8,137       (1,275)      6,862

<AUDIT-REPORT>
INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders
Webco Industries, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Webco Industries, Inc. and subsidiary as of April 30, 1999, and the related condensed consolidated statements of income for the three month and nine month periods ended April 30, 1999 and 1998 and cash flows for the nine-month periods ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP


Tulsa, Oklahoma
May 19,1999
</AUDIT-REPORT>

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

     Webco Industries, Inc., an Oklahoma corporation founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer, is a specialty manufacturer of high-quality carbon steel tubing and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: heat exchanger tubing, welded boiler tubing, specialty stainless tube and pipe, and advanced carbon mechanical tubing for use in consumer durable and capital goods. Management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger and boiler tubing, and the leading supplier of stainless tubing for certain niche applications. The Company's subsidiary, Phillips & Johnston, Inc. ("P&J"), represents several manufacturers in the sale of various non-competing mechanical and specialty tubular products made from copper, brass, aluminum, stainless steel and carbon steel, among others. This representation allows the Company to better serve its customers by offering a full range of tubing products. The Company's QuikWater division manufactures and markets a patented direct contact water heater for commercial and industrial applications. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois, and Michigan, serving more than 1,300 customers throughout North America.

     Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its subsidiary, P&J, on a consolidated basis.

Results of Operations for the Three Months Ended April 30, 1999 Compared to the Three Months Ended April 30, 1998

     Manufactured Tubing Product sales for the quarter ended April 30, 1999 were $28,276,000, a decrease of 25.4% from the $37,907,000 for the same quarter last year. The $9,631,000 decrease in net sales is primarily the result of a 26.5% decrease in the tonnage of tubing sold, which was partially offset by a 1.4% increase in the average net sales price per ton. A decrease in sales of carbon tubing products, which was the result of low priced foreign imports and low demand for foreign exports, was primarily responsible for the overall decrease in the tonnage of tubing sold. The slight increase in the average net selling price is a combination of a change in sales mix and improved pricing structures in certain stainless products, which more than offset the decrease in the net sales price per ton obtained for carbon products.

     Gross profit for Manufactured Tubing Products decreased to $4,210,000 or 14.9% of net sales for the third quarter of fiscal 1999 from $8,009,000 or 21.1% of net sales for the same period in fiscal 1998. This is a function of a decrease in the tonnage sold and continued pricing pressures in the carbon market.

     Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products decreased 3.9% to $2,952,000 for the period ended April 30, 1999 from $3,073,000 for the period ended April 30, 1998. This was primarily the result of pricing pressure in the market place, which necessitated pricing reductions in order to maintain the existing customer base, and a change in sales mix from the prior year period.

     Gross profit from Other Tubing Products decreased to $637,000 or 21.6% of net sales for the third quarter of fiscal 1999 from $744,000 or 24.2% of net sales for the same period in fiscal 1998. This was primarily the result of a reduction in sales prices and a change in sales mix, noted above.

     Sales for QuikWater were $742,000 for the third quarter of fiscal 1999, which is 115% more than the $345,000 in sales for the same period in fiscal 1998. The increase in sales is the result of a concentrated sales effort and increased recognition in the market place.

     Gross profit for QuikWater was $56,000 for the third quarter of fiscal 1999 as compared to ($12,000) for the same period of fiscal 1998. This increase is a reflection of increased sales and manufacturing fixed and semi-fixed costs being spread over higher volumes.

     Selling, general and administrative expenses were $3,878,000 for the third quarter of fiscal 1999 compared to $4,937,000 for the same quarter of fiscal 1998. The decrease in the current quarter is primarily the result of a $1,265,000 decrease in profit sharing and bonuses to employees, which was partially offset by an increase of $166,000 in legal fees related to the Thermatool litigation.

     Interest expense for the current period was $617,000 ($760,000 prior to interest capitalization) as compared to interest expense of $551,000 ($696,000 prior to interest capitalization) for the same quarter last year. The slight increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended April 30, 1999 being $36.4 million as compared to $32.3 million for the same period last year. This increase was partially offset by a decline in the average interest rate to 7.03% in the third quarter of fiscal 1999 from 7.76% in the third quarter of fiscal 1998.

     The recorded income tax expense for the quarter ended April 30, 1999 is based upon the estimated annual combined effective federal and state income tax rates.

Results of Operations for the Nine Months Ended April 30, 1999 Compared to the Nine Months Ended April 30, 1998

     Manufactured Tubing Product sales for the nine months ended April 30, 1999 decreased 14.2% to $89,347,000 as compared to $104,177,000 for the same period last year. The $14,830,000 decrease in net sales is primarily the result of a 18.2% decrease in the tonnage of tubing sold, which was partially offset by a 4.9% increase in the average net sales price per ton. The overall decrease in the tonnage of tubing sold reflects a decrease in sales of carbon tubing products, which was the result of low priced foreign imports and low demand for foreign exports. The increase in the average net selling price is a combination of a change in sales mix and improved pricing structures in certain stainless products, which more than offset the decrease in the net sales price per ton obtained for carbon products.

     Gross profit for Manufactured Tubing Products was $14,317,000 or 16.0% of net sales for the first nine months of fiscal 1999 compared to $18,755,000 or 18.0% of net sales for the same period in fiscal 1998. This is a function of a decrease in the tonnage sold and continued pricing pressures in the carbon market.

     Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products increased 5.3% to $8,995,000 for the nine month period ended April 30, 1999 from $8,540,000 for the same period in fiscal 1998. The increase in sales is primarily the result of volume increases.

     Gross profit from Other Tubing Products decreased to $1,906,000 or 21.2% of net sales for the first nine months of fiscal 1999 from $2,156,000 or 25.2% of net sales for the same period in fiscal 1998. This was primarily the result of pricing pressure in the market place, which necessitated pricing reductions in order to maintain the existing customer base, and a change in sales mix from the prior year period.

     Sales for QuikWater were $2,336,000 for year to date fiscal 1999, which is 116% more then the $1,082,000 in sales for the same period in fiscal 1998. The increase is the result of a concentrated sales effort and increased recognition in the market place.

     Gross profit for QuikWater was $260,000 for the first nine months of fiscal 1999 as compared to ($103,000) for the same period of fiscal 1998. This increase is a reflection of increased sales and manufacturing fixed and semi-fixed costs being spread over higher volumes.

     Selling, general and administrative expenses year to date for fiscal 1999 were $12,449,000 compared to $12,685,000 for the same period of fiscal 1998. The decrease in the current period is primarily the result of a $1,439,000 decrease in profit sharing and bonuses to employees offset by increases of $375,000 in legal fees related to the Thermatool litigation, $410,000 in depreciation of capitalized costs relating to the Enterprise Resource Planning System, and $262,000 of expense related to the installation of the Enterprise Resource Planning software.

     Interest expense for the current period was $1,816,000 ($2,176,000 prior to interest capitalization) as compared to interest expense of $1,811,000 ($2,060,000 prior to interest capitalization) for the same period last year. The slight increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the nine months ended April 30, 1999 being $34.4 million as compared to $33.8 million for the same period last year. In addition, the related average interest rate decreased slightly to 7.27% for the first nine months of fiscal 1999 from 7.73% for the same period in fiscal 1998.

     The recorded income tax expense for the nine months ended April 30, 1999 is based upon the estimated combined annual effective federal and state income tax rates.

Liquidity and Capital Resources

     Net cash provided by operations was $5,285,000 for the nine months ended April 30, 1999 versus $12,612,000 for the nine-month period ended April 30, 1998. Receivables decreased $3,138,000 during the current period and increased $2,078,000 for the same period last year, while inventories increased $3,497,000 during fiscal 1999 and decreased $2,024,000 during fiscal 1998. Accounts payable increased $1,557,000 and $848,000 for the period ended April 30, 1999 and 1998, respectively. In addition, accrued liabilities decreased by $1,467,000 for the period ended April 30, 1999 as compared to an increase of $2,123,000 during the same period last year.

     Net cash used in investing activities for the nine months ended April 30, 1999 was $9,351,000, which was $1,500,000 greater than the $7,851,000 used in investing activities during the same period in fiscal 1998. Capital expenditures made during the current period related to progress with the expansion of the Oil City facility, installation of new enterprise resource planning software and continued progress with the expansion of the stainless facility, as well as other projects, which are expected to increase capacity and improve productivity.

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

     Dividends in 1998 were paid by Phillips & Johnston to its former shareholders prior to its merger with Webco in June 1998. Webco currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future.

     The Company's financing arrangements provide for a term loan of $25 million and a line of credit of $25 million. As of April 30, 1999, the Company had $25 million outstanding on the term loan, and $12.7 million under the revolving line of credit. These loans mature on August 31, 2002 and are collateralized by substantially all of the Company's assets other than the Sand Springs and Oil City real estate. The Company may have borrowings and outstanding letters of credit ($1,071,000 at April 30, 1999) under the revolving credit facility up to the lesser of $25.0 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At April 30, 1999, $4.5 million was available for borrowing under this line of credit.

     The Company has arranged for approximately $2.8 million of public agency financing related to the Oil City project, of which $1 million has been advanced, and is outstanding, as of April 30, 1999. The agency loans have interest rates ranging from 3.5% to 5.75% and maturities of 5 to 10 years.

     P&J has a line of credit agreement for $2,000,000 and term loans of $250,000 and $500,000 with its primary lender. As of April 30, 1999 the Company had $345,000 outstanding under the line of credit and $61,000 and $500,000, respectively, outstanding on the term loans. The line of credit matures on November 30, 1999 and the term loans mature in January 2000 and April 2004, respectively, and are collateralized by P&J's assets. At April 30, 1999, $1,655,000 was available for borrowing under this line of credit.

     In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt. With the exception of the expansion of its facilities in Oil City, Pennsylvania, the Company currently believes that working capital provided by operations will fund capital spending through 2000.


Stock Repurchase Plan

     In March 1999, the Company's Board of Directors approved a plan to acquire up to $500,000 of its common stock. Of the approved $500,000 repurchase, the Company has acquired 94,000 shares of stock for approximately $440,000. The Company intends to purchase shares from time to time in the open market subject to the price of the stock and securities laws, which significantly limit the volume, timing and prices of such purchases.

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

     In the third quarter of fiscal 1998, the Company purchased, and began installation of, an ERP system. The installation process, which includes the testing of date functions, consists of four phases. The first phase of installation, addressing the financial, purchasing and plant maintenance functions, was successfully completed before the end of fiscal 1998. The remaining three phases, including materials management, shop floor control, and production planning for each of the Company's three manufacturing locations and related facilities, are scheduled for completion in the Fall of 1999.

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

     As of April 30, 1999, the Company had spent $4.5 million on the ERP system and the Company currently estimates another $1.5 million will be expended to complete the project. Of the $6 million total expenditure, over 25% is hardware related, including upgrading the Company's mid-range computers and the placement of personal computers on the shop floor. Due to the necessity of technology upgrades generally, it would be arbitrary to allocate any portion of this project exclusively to the correction of year 2000 issues, therefore no such allocation has been attempted.

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

Safe Harbor for Forward Looking Statements: Certain statements in this Form 10-Q, including statements preceded by, or predicated upon the words "expects" and "believes", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others: general economic and business conditions, competition from imports, changes in manufacturing technology, industry capacity, domestic competition, raw material costs and availability, loss of significant customers and customer and vendor work stoppages, successful implementation of enterprise software and Year 2000 compliance by customers and vendors. The reader should refer to Part I, Item 1: "Forward Looking Statements" of the Company's Form 10-K for the year ended July 31, 1998 for additional information regarding this matter.

PART II OTHER INFORMATION

Item  1.     Legal Proceedings
     In August 1997, the Company filed an action, Webco Industries, Inc. vs. Thermatool Corporation and Alpha Industries, Inc., relating to certain cut-off equipment sold to the Company and installed on Mill 3, which did not perform to specifications. The case, filed in the United States District Court for the Northern District of Oklahoma (Case No. 97-CV-708H (W)), sought recoveries including, but not limited to, the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company. On May 27, 1999 a jury awarded the Company $1.1 million in its claims against Thermatool. On December 1, 1998, the court ruled that the Company could not collect lost profits and certain other incidental and consequential damages, and limited the Company's possible recovery to the purchase price of the equipment plus the cost of improvements and interest. The damages awarded by the jury, accordingly, do not include lost profits by the Company. Now that the first trial has been decided in the Company's favor, the Company will petition the court for attorneys fees and appeal the pre-trial order, and, if successful, pursue lost profits. There can be no assurances that the Company will be successful on appeal or that if successful, lost profits awarded in the succeeding trial, if any, will be commensurate with actual lost profits suffered by the Company. There can also be no assurance that Thermatool will not appeal the jury's verdict or what the outcome of that appeal would be.

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


                              WEBCO INDUSTRIES, INC.



     June 8, 1999             /s/Michael P. Howard
                              Michael P. Howard
                              Treasurer
                              Chief Financial Officer
                              Vice President of Finance and Administration

                                                                 EXHIBIT 15.1



WEBCO INDUSTRIES, INC.
LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION





Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D.C. 20549


Re: Webco Industries, Inc.
    Registration on Form S-3 and S-8


We are aware that our report dated May 19, 1999, on our review of the interim financial information of Webco Industries, Inc. for the periods ended April 30, 1999 and 1998, and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-3 (File nos. 333-22779 and 333-67923) and S-8 (File no. 333-49219).



PricewaterhouseCoopers LLP

Tulsa, Oklahoma
June 7, 1999