Form 10-K
period 1999-07-31
WEBCO INDUSTRIES INC
filed 1999-10-22
CIK 916314

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1999

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
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 15, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $10,271,000.

On September 15, 1999, the number of shares outstanding of the registrant's common stock, $.01 par value, was 7,073,723 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Part III, Items 10 through 13. Portions of the Company's definitive Proxy Statement in connection with its Annual Meeting.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                              TABLE OF CONTENTS

                                                                     Page

                                    PART I

Item 1.     Business                                                   3
Item 2.     Properties                                                14
Item 3.     Legal Proceedings                                         15
Item 4.     Submission of Matters to a Vote of Security
              Holders                                                 15


                                    PART II

Item 5.     Market for Registrant's Common Stock and Related
              Stockholder Matters                                     16
Item 6.     Selected Financial Data                                   16
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     18
Item 8.     Financial Statements and Supplementary Data               24
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                     44


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant        44
Item 11.    Executive Compensation                                    44
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                          44
Item 13.    Certain Relationships and Related Transactions            44


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                     45

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                                  FORM 10-K


                                    PART I

ITEM 1.     BUSINESS

General
     Webco Industries, Inc. is a specialty manufacturer of high-quality carbon and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: welded heat exchanger and boiler tubing, specialty stainless tube and pipe, and advanced carbon mechanical tubing for use in consumer durable and capital goods. Management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger and boiler tubing, and the leading supplier of stainless tubing for certain niche applications. The Company's subsidiary, Phillips & Johnston, Inc. ("P&J"), represents several manufacturers in the sale of various non-competing mechanical and specialty tubular products made from copper, brass, aluminum, and stainless and carbon steel, among others. This representation allows the Company to better serve its customers by offering a full range of tubing products. The Company's QuikWater division manufactures and markets a patented direct contact water heater for commercial and industrial applications. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,300 customers worldwide, primarily in North America.

     Webco Industries, Inc. is an Oklahoma corporation founded in 1969 by
F. William Weber, chairman of the board and chief executive officer. In June 1998, Webco merged with P&J, in a transaction accounted for using the pooling of interests method of accounting. Accordingly, all historical financial information is presented as if the two entities have always been combined.

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

     The specialty tubing industry was once dominated by the major integrated steel producers. Over time, these integrated producers lost their competitive advantage and have largely withdrawn from this segment. In addition, the industry continues to undergo consolidation, as well as rationalization of less efficient producers. Despite the consolidation over the past several years, the industry continues to be highly fragmented and is currently comprised of independent producers that occupy relatively focused market niches.

     The specialty tubing industry has been affected by several trends that are expected to continue over the next several years. First, customers' increasing emphasis on just-in-time inventory methods has required tube producers to increase operating efficiencies to accommodate more frequent, but smaller sized orders, and has caused tube producers to place greater emphasis on inventory management and control. Second, customers' desires to cut operating costs through the outsourcing of specific processing functions, such as specialty tube manufacturing, have created the opportunity for third-party tube producers to replace production from captive mills. Finally, the technological evolution of thin-slab casting, higher levels of union activities among various steel producers, and the impacts of foreign steel producers on the U.S. markets have caused volatility in the cost of sheet coil, the principal raw material used in the manufacture of tubing products.

MANUFACTURING TUBING PROCESSES

Manufactured Products

     Electric Resistance Carbon Steel Weld Process: The Company maintains inventories of steel sheet coils from which it manufactures tubing using electric resistance welding. This steel is in the form of a continuous sheet, typically 48 to 60 inches wide, between .049 and .500 inches thick, and rolled into 15 to 20 ton coils.

     All customer orders for manufactured products are entered into a computerized order entry system, and the appropriate steel coil inventory is then selected and scheduled for processing in accordance with the customer's delivery date and product specifications. The Company attempts to maximize efficiency by combining orders to optimize size rollings.

     The manufacturing cycle begins with the slitting of wide coils into narrow bands. The outside diameter of the tube to be produced determines the width of the slit band. Steel coils over .180 inches thick used at the Sand Springs facility are slit to pre-designated widths by outside vendors. Steel coils less than .180 inches thick in Sand Springs and substantially all coils in Oil City are slit in each facility using Company equipment.

     Conversion from slit band to carbon and alloy tubes is accomplished by (i) continuously roll forming into the desired tubular diameter; (ii) continuously welding the edges; and (iii) cutting to approximate finished length or multiples thereof. After the tube has been welded and depending upon product specifications, it may be moved to three further processing stations for annealing (heat treatment through an atmospherically controlled roller hearth furnace), straightening through rotary straighteners, and finishing (i.e., cut-to-length, non-destructive test, stencil, oil coat and package). The Company has stringent quality control standards in place at each stage of the manufacturing process.

     This process produces welded heat exchanger tubing, boiler tubing, mechanical tubing and hollows (the raw material for the cold drawing process, which does not go through the finishing process). Hollows are primarily for specific cold draw orders, however, smaller amounts are produced for inventory.

     In fiscal 1995 the Company placed into service a highly automated, high frequency welded carbon tube mill ("Mill 3") at the Sand Springs, Oklahoma facility. In North America, the Company is aware of only one similar mill operating in the United States and one duplicate installed in Toronto, Canada. Prior to the third quarter of fiscal 1997, the Company was not able to fully utilize the manufacturing capabilities of Mill 3 because certain cut-off equipment would not perform to vendor specifications. A new cut-off machine was installed on Mill 3 during the third quarter of fiscal 1997 to replace the original cut-off equipment. The correction of this cut-off problem now provides the Company the ability to manufacture tubes with diameters and wall thickness more consistent with original expectations, thereby creating the opportunity for the Company to further penetrate the mechanical tube markets, as discussed below.

     Carbon Steel Cold Drawing Process: The Company maintains inventories of tubing hollows, which is raw material for the cold drawing process. Most of this tubing is manufactured by the Company's own weld tube mills. The Company currently offers precision, made-to-order cold drawn products from .250 inch to .375 inch in wall thickness for mechanical tubing and a limited amount of heat exchanger and boiler tubing. Cold drawing permits greater flexibility and precision (as compared to the weld process) in meeting customer specifications of tube diameters, wall thickness and other characteristics.

     Cold drawing orders are entered into a computerized order entry system. Raw materials are selected to optimize yields and efficiency and meet the customer's specifications and required delivery schedule. After the proper material has been selected for each specific order, it is cut to the desired length. The tube is then (i) pickled and lubricated through a series of tanks,
(ii) pointed to taper the tube end, and (iii) cold drawn (cold reduction of outside diameter and inside diameter and elongation of tube). After the cold drawn tube has been manufactured to finished size, it is moved to three further processing stations for annealing, straightening and finishing.

     Welded Stainless Tube Processing: The manufacturing cycle for the stainless steel weld mill operations begins with the receipt by the Company of stainless steel coils slit to a pre-designated width by the vendor.

     Customer orders are entered into the computerized order entry system.
Slit coils are selected and fed into the stainless weld mills to be formed into a tubular shape and welded by an automated gas welding process. After welding, the tube is annealed, cooled, straightened, stenciled, non-destructively tested, cut to length and packaged for shipment. For some special customer requirements, the tubing is coiled to various lengths. All of this processing is performed in a continuous operation.

     Stainless processing provides air-cooled heat exchanger tubing, instrumentation tubing and small diameter stainless pipe. The majority of stainless products are also made-to-order.

Other Tubing Products
     The Company either outsources the fabrication of its Other Tubing Products or performs value added processing, such as cutting to length and end finishing the product, using owned equipment. Highly specialized and technical applications are generally outsourced. Other Tubing Products consist of tubular goods made of stainless steel, carbon steel, copper, brass, aluminum, and surgical steel purchased from other manufacturers.

QuikWater
     At the QuikWater facility in Sand Springs, Oklahoma, the Company purchases the fabricated water tower and combustion chamber from an outside vendor, which has been built to the Company's specifications. It then assembles the unit by adding all of the required components, based upon the specific size and model of the unit. Once completed, the unit is fully tested and then shipped to the customer's site where it is installed by the Company.

Tubing Facilities
     The Company has three manufacturing facilities for producing carbon or stainless steel tubing products. The largest facility is located in Sand Springs, Oklahoma, which produces a wide range of carbon steel tubing products. This facility has been in operation since the Company began in 1969. The Company also has a facility in Oil City, Pennsylvania, which produces primarily boiler and as-welded mechanical carbon steel tubing products. The third facility in Mannford, Oklahoma, produces stainless steel tubing products.

The following table sets forth the processing and other techniques performed at Webco's facilities:
                        Manufacturing                        Distribution
                  ------------------------   --------------------------------------------
                   Sand     Oil               Sand                         Grand    Glen
                  Springs, City, Mannford,   Springs, Nederland, Lyndon,  Rapids,  Ellyn,
                   Okla.   Penn.   Okla.      Okla.      Tx.      Ill.     Mich.    Ill.
                   -----   -----   -----      -----      ---      ----     -----    ----
Cold Drawing          X       X
Slitting              X       X
Welding               X       X       X
Annealing             X       X       X          X        X
Straightening         X       X       X
Cut-to-Length         X       X       X          X        X         X         X       X
Integral Finning                                 X
Electronic Non-
 Destructive Testing:
 Eddy Current         X       X       X
 Flux Leakage         X
 Ultra-Sonic          X       X
Hydro Static-
 Testing              X               X          X
Stenciling            X       X       X
Bending                                          X        X                   X
Bar Coding            X       X       X          X        X
Computerized Shop-
 Floor Control        X       X       X
Metallurgical Lab &
Spectrometer          X
Statistical Process
 Control              X       X       X

INDUSTRY SEGMENTS
     The Company has two reportable segments: tubing products and QuickWater, representing the Company's two strategic business units offering different products. The Company internally evaluates its business by facility; however, because of the similar economic characteristics of the tubing operations, including the nature of products, production processes and customers, those operations have been aggregated for segment reporting purposes. See Footnote 11 to the financial statements for additional information regarding segments.

PRODUCTS

Manufactured Tubing Products
     The Company produces tubing for a wide variety of markets and end-use applications. The Company seeks to identify niche markets and customers that have been serviced by high cost and low service competitors. The carbon heat exchanger and boiler tube markets are examples of the Company achieving significant penetration following this strategy. Management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger and boiler tubing, and that it is the leading supplier of stainless steel tubing for certain niche applications. The Company continues to target the carbon mechanical tube market for future growth. The Company is building its market share for mechanical tubing through its low cost structure and high product quality, together with the Company's commitment to customer service.
A detailed description of the Company's Manufactured Tubing Products by the four major end-use markets follows:

     Carbon Heat Exchanger Tubing: Most of the tubing the Company manufactures for this market comes directly from the weld mill process. The Company believes it is currently the market leader in the manufacture of welded carbon heat exchanger tubing in the United States. Due to the Company's leading market position, the Company expects growth to come from growth in the total market.

     Heat exchangers generally fall into two broad categories; shell and tube, and air-cooled. Shell and tube heat exchangers are used to control temperatures or to recover waste heat in, among other things, power stations, petrochemical plants, and refineries. Air-cooled heat exchangers are used to dissipate heat generated by industrial processes in, among other things, gas compressor stations and petrochemical plants. The Company manufactures carbon tubing suitable for both shell and tube and air-cooled heat exchangers.

     Carbon Boiler Tubing: The Company produces welded boiler tubing from both the Sand Springs, Oklahoma, and Oil City, Pennsylvania, facilities. This capability enables the Company to cost-effectively serve this market throughout the continental United States and eastern Canada. Since the opening of the Oil City facility in fiscal 1990, the Company believes it has significantly expanded its market share.

     The Company's products are used for the manufacture and maintenance of boiler systems for utilities, waste-heat recovery units, industrial and commercial facilities, and co-generation plants. While maintenance is an ongoing requirement, new boiler manufacturing generally depends on industrial plant expansion and construction of new energy production facilities.

     Stainless Tubing: The Company serves five sub-markets within the small diameter welded stainless tubing category: instrumentation tubing, stainless pipe, mechanical tubing, heat exchanger tubing, and other tubing. The end uses for these products include appliances, industrial plant piping systems, instruments for the petrochemical industry, and a variety of other capital goods applications. The Company is a small, niche producer, due to both product size and capacity constraints. Over the past 3 years, the Company has nearly quadrupled its stainless capacity and plans to continue aggressive growth in the above product lines.

     The stainless pipe and tube industry over the last three years has been impacted by high levels of low cost foreign imports (including both raw coils and finished tubes and pipe), which have created historically low pricing and a highly competitive sales environment.

     Mechanical Tubing: Mechanical tubing includes both as-welded and cold drawn tubing. Most of the products the Company manufactures from its cold draw processes are for mechanical tube applications. The end-uses for these products are very diverse and include hydraulic cylinders, automotive components, appliances, farm equipment, and a wide variety of consumer durables (such as bicycles and lawnmowers) and capital goods. The Company is a relatively small producer in this market, but continues to pursue opportunities for growth.

     In conjunction with the increased capabilities of Mill 3, the Company has targeted the mechanical tubing market as a growth area over the next several years. This market continues to undergo a major change in which final assembly manufacturers (automotive, appliance, etc.) outsource component parts and emphasize just-in-time inventory management to reduce production costs. Webco believes that this market, which is largely comprised of original equipment manufacturers ("OEMs"), provides an opportunity for the Company to gain market share by utilizing its technological capabilities to offer superior quality, on-time delivery, customer service, and customized products at competitive prices.

Other Tubing Products
     The Company sells a variety of other tubing products, primarily through its subsidiary, P&J. Other Tubing Products consist of tubular goods made of stainless and carbon steel, copper, brass, aluminum, and surgical steel purchased from other manufacturers. These products come in a wide range of sizes and are used in a variety of applications. In many cases, the Company provides just-in-time inventory management for its customers.

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

Backlog
     The Company's firm backlog of orders at July 31, 1999 and 1998 were $25.9 million and $27.2 million, respectively. Orders, including a portion of the orders considered firm, are generally cancelable by the customer until work has commenced and the Company has committed resources; thereafter, orders are generally cancelable by the customer only upon payment of a cancellation penalty.

Competition
     Specialty steel tube manufacturing is a highly competitive market in which companies compete on the basis of price, quality, service and ability to deliver orders on a timely basis. Public data concerning the size of the markets in which the Company participates is not available since many of the large competitors are privately held. The Company believes that it is the domestic market share leader in welded carbon heat exchanger tubing, welded carbon boiler tubing, and certain stainless steel applications. Although the Company has a small share of the mechanical tubing market, management believes that it is well positioned to increase its market share over the next several years.

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

Quality Control
     The supply of quality products and service is critical to the Company's success. To help foster continuous improvements in quality and service, the Company, through its corporate quality management department, instituted a total quality management system based upon ISO 9000 quality system standards. In early 1994, the Company achieved ISO 9002 certification at its Sand Springs, Oklahoma, manufacturing facility. ISO 9002 certification at its Oil City, Pennsylvania, manufacturing facility followed in early 1995. The Company has obtained QS-9000 certification at its Sand Springs, Oklahoma, and Oil City, Pennsylvania, facilities. In support of the total quality management system, the Company has created an environment that emphasizes and utilizes teamwork to support continuous improvement of quality and service.

     Fundamental to the Company's quality system is the control of the product and process, from raw material procurement to the ultimate delivery of finished goods to the Company's customers. On a test basis, physical and chemical analyses are performed on raw materials to verify that their mechanical and dimensional properties, cleanliness, and surface characteristics meet the Company's and industry requirements. The Company has also developed stringent process controls, including Statistical Process Control, non-destructive testing methods, and standardized operating and inspection procedures, to provide assurance of quality, and to ensure that the customer's requirements are met throughout the manufacturing process.

Suppliers
     The Company purchases steel sheet coil produced by a number of primary steel producers including, but not limited to, Wheeling-Pittsburgh Steel Corp. and Nucor for carbon steel, and J & L Specialty Products Corporation and Allegheny Teledyne Inc. for stainless steel. In addition, Webco purchases from intermediate steel processors and brokers in order to benefit from their purchasing power or for their specialized processing capabilities. Webco monitors and purchases raw material periodically from foreign sources, as conditions dictate, to obtain a competitive landed cost. The Company orders steel to specified physical characteristics and chemistry. By purchasing in large quantities at consistent predetermined intervals, Webco is able to obtain quality raw materials at competitive prices. All increments of the cost of purchasing and landing steel are continuously monitored, reviewed and acted upon. Webco believes that it is not dependent on any one of its suppliers for raw materials, although as demonstrated by the Wheeling-Pittsburgh labor strike during much of fiscal year 1997, interruptions in supply from its main suppliers may impact the landed cost of new purchases.

     Webco understands that the Company's supplier base for materials is critical to its economic health. Constant effort is directed towards developing long-term partners who can provide acceptable quality, competitive prices, dependable delivery, and are, themselves, economically stable. Many of Webco's suppliers have been supplying materials to the Company for 15 to 20 years.

Marketing and Customer Service
     The Company's products and services are sold predominately by the Company's inside and outside sales personnel.

     The Company's sales and marketing efforts for its manufactured products are directed by a vice president of sales and marketing, the President of P&J, and Webco's product sales managers. These efforts are supported by its distribution organization, internal sales staff and technical services group. The Company also emphasizes the use of its technical and engineering support staff in its product development and marketing efforts. The Company's technical services, operating, engineering, quality, sales, product planning and purchasing staffs work closely with its customers and suppliers to develop products that meet specific customer applications. Variables in the product development process include the steel's microstructure, chemistry, mechanical properties, surface finish, machinability, and product consistency. The Company believes this process is essential to its sales effort and provides the Company with a competitive advantage.

     Sales of the Company's Other Tubing Products are directed by the President of P&J, and its sales staff, headquartered in Glen Ellyn, Illinois. The Company's Other Tubing Products line and P&J's other sales representative accounts constitute over 50% of P&J's sales effort.

Customers and Distribution
     The Company manufactures and distributes specialty steel tubular product for sale to a diverse group of more than 1,300 customers. No single customer represents in excess of 5% of the Company's net sales. The Company's ten largest customers represent approximately 27% of net sales. More than 80% of the Company's sales are directly to industrial customers, including manufacturers of heat exchangers, high efficiency home heating furnaces, appliances, automotive components, power generation equipment, waste heat recovery systems, industrial and commercial boilers, and other consumer durable goods.

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

     The Company believes that its long-term relationships with many of its customers are a significant factor in its business and that pricing, quality, service and the ability to deliver orders on a timely basis are the most critical factors in maintaining these relationships. Company executive officers actively participate in the Company's marketing efforts and have developed strong business relationships with senior management of many of the Company's principal customers.

Government Regulation
     The Company's distribution and manufacturing facilities are subject to many federal, state, and local requirements relating to the protection of the environment. The Company continually examines ways to reduce emissions and waste and reduce costs related to environmental compliance. The Company has an in-house environmental engineer leading the Company's environmental program. Management's philosophy is to implement environmental controls that meet or exceed current and foreseeable legal requirements. Management believes the Company is in material compliance with all environmental laws, does not anticipate any material expenditure to meet environmental requirements, and generally believes that its processes and products do not present any unusual environmental concerns. See "Item 3. Legal Proceedings."

     The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. Management believes it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.

Employees
     As of August 31, 1999, the Company employed 783 people. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K, including statements preceded by, or predicated upon the words "expects" and "believes", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others:

General Economic and Business Conditions
     Many of the Company's products are sold to industries that experience significant fluctuations in demand based on economic conditions or other matters beyond the control of the Company. No assurance can be given that the Company will be able to increase or maintain its level of sales in periods of economic stagnation or downturn.

Competition from Imports
     The level of imports of tubular products affects the domestic tubular products market, which has varied significantly over time. High levels of imports may reduce the volume sold by domestic producers and depress selling prices. In addition, the strength of the U.S. Dollar and volume motives of some foreign importers may create circumstances where product pricing is at levels
that are marginally profitable or even unprofitable.   The Company believes
that import levels and import pricing are affected by, among other things, overall worldwide demand for tubular products, global economic conditions, the trade practices of and government subsidies to foreign producers, and the weakness or absence of governmentally imposed trade restrictions in the United States. Given the uncertainty in certain economies of Asia, South America and Eastern Europe, competition from foreign imports should be anticipated.

Changes in Manufacturing Technology
     Over the past 10 years, there have been significant advances in the technology relating to the manufacture of carbon and stainless steel tubing. Such advances have impacted the speed at which tubing can be manufactured, the quality of the tubing, and the types and densities of materials that can be welded into tubes for advanced manufacturing processes. In many circumstances, maintaining current manufacturing technologies is necessary to be competitive with other domestic producers and foreign imports or to be able to provide
goods for customers' advancing manufacturing needs and processes.   Maintaining
current manufacturing technologies and capabilities requires investment of capital. Manufacturers that do not maintain current technologies may be rationalized by the industry as a result of their inability to compete against more efficiently priced products.

Industry Capacity
     The Company and many of its competitors in both the stainless and carbon steel tubing markets have expanded production capacity over the past decade and continue to do so in connection with the growth in product demand and benefits related to current manufacturing technology. Continued significant expansion could result in industry over-capacity. Over capacity could also result from a sudden decrease in demand or a significant increase in foreign imported supply.

Domestic Competition
     Specialty steel tube manufacturing is a highly competitive market in which companies compete on the basis of price, quality, service and ability to fill orders on a timely basis. The Company has different competitors within each of its markets served. Certain of these competitors are larger and have greater financial resources than the Company. Sales of some of the Company's products represent a high percentage of the market demand for these products, and could be targeted by competitors.

Raw Material Costs and Availability
     The Company's largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which are influenced by numerous factors beyond the control of the Company, including general economic conditions, foreign imports, domestic competition, labor costs, import duties and other trade restrictions. Typically, the Company passes on these changes in cost to customers. However, reductions in the Company's raw material costs may lag behind pressure on the Company's sales prices or increases in raw material costs may precede increases in the Company's sales prices, thus affecting the Company's profit margins.

Loss of Significant Customers and Customer and Vendor Work Stoppages
     The Company sells its tubular products to a diverse group of more than 1,300 customers. Although no single customer represents in excess of 5% of the Company's 1999 net sales, and no one end-use sector represents more than 25% of 1999 net sales, the loss of any significant customer, or a work stoppage at a significant customer or in an important end-use sector, such as automotive, could have an adverse effect on the Company's operating results.

Successful Implementation of Enterprise Software
     The Company is currently installing an enterprise resource planning ("ERP") software system designed to modernize its information technology needs, improve management data, and solve any issues the Company may have that are associated with the Year 2000 ("Y2K"). The Company's inability to successfully complete the implementation of the ERP system would require the Company to pursue other information technology solutions, delay compliance with Y2K, and force the Company to potentially manually verify its business transactions for some period of time. See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the ERP system and Y2K project.

Y2K Compliance by Customers and Vendors
     Failure by the Company's customers and vendors to find adequate solutions to any Y2K issues they may have could result in customers having a significant interruption in their buying patterns and volumes, and vendors being unable to deliver product required for the Company's manufacturing processes in a timely manner.

ITEM 2.     PROPERTIES

     The Company's principal properties presently consist of three manufacturing plants and five distribution facilities. The following sets forth the location, area, and whether the property is owned or leased for each existing facility:

  Location                          Area                    Owned or Leased
  --------                          ----                    ---------------
Sand Springs, Oklahoma      281,000 square feet                 Owned
Manufacturing Facility           26 acres

Sand Springs, Oklahoma       50,000 square feet                 Owned
Distribution Facility            18 acres

Sand Springs, Oklahoma       19,850 square feet                 Owned
QuickWater Facility               4 acres

Mannford, Oklahoma          138,000 square feet                 Owned
Manufacturing Facility           13 acres

Nederland, Texas             25,200 square feet        Long-term lease with a
Distribution Facility                                  purchase Option of the
                                                          greater of 93% of
                                                           FMV or $475,000

Oil City, Pennsylvania      205,000 square feet                 Owned
Manufacturing Facility            8 acres

Tulsa, Oklahoma              24,400 square feet        Long-term lease with a
Corporate Offices                                        purchase option of
                                                               $750,000

Tulsa, Oklahoma              28,000 square feet            Long-term lease
Finning Facility

Glen Ellyn, Illinois         25,700 square feet            Long-term lease
P&J Corporate Offices
and Distribution Facility

Lyndon, Illinois             33,700 square feet            Long-term lease
Distribution Facility

Wyoming, Michigan            55,000 square feet            Long-term lease
Distribution Facility


     The Company considers all of its properties, both owned and leased, together with the related machinery and equipment contained therein, to be well maintained, in good operating condition, and suitable and adequate to carry on the Company's business.

ITEM 3.     LEGAL PROCEEDINGS

     In August 1997, the Company filed an action, Webco Industries, Inc. vs. Thermatool Corporation and Alpha Industries, Inc., relating to certain cut-off equipment sold to the Company and installed on Mill 3, which did not perform to specifications. The case, filed in the United States District Court for the Northern District of Oklahoma (Case No. 97-CV-708H (W)), sought recoveries including, but not limited to, the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company. On May 27, 1999 a jury awarded the Company $1.1 million in its claims against Thermatool. On December 1, 1998, the court ruled that the Company could not collect lost profits and certain other incidental and consequential damages, and limited the Company's possible recovery to the purchase price of the equipment plus the cost of improvements and interest. The damages awarded by the jury, accordingly, do not include lost profits by the Company. Now that the first trial has been decided in the Company's favor, the Company has petitioned the court for attorneys' fees and has appealed the pre-trial order that prevented the Company from recovering for lost profits. There can be no assurances that the Company will be successful on appeal or that if successful, lost profits awarded in the succeeding trial, if any, will be commensurate with actual lost profits suffered by the Company. Thermatool has appealed the jury's verdict and there can be no assurances as to what the outcome of that appeal will be.

     The Company is also a party to various other lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company. The Company maintains liability insurance against risks arising out of the normal course of business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to Webco security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANTS COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS

     Webco's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "WEB." At the close of business on September 15, 1999, there were 289 holders of record of Webco's common stock. The quarterly prices of Webco's common stock were as follows:

Fiscal Year 1999:                       High             Low
                                        ----             ----
Fourth Quarter                          5 1/2            4 9/16
Third Quarter                           6 3/16           3 13/16
Second Quarter                          7 7/16           5 7/8
First Quarter                           8                5 1/2

Fiscal Year 1998:
Fourth Quarter                          10 3/16          7 1/2
Third Quarter                           9 1/2            7
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

ITEM 6.     SELECTED FINANCIAL DATA

     The following table presents selected financial information for the Company as of the end of and for each of the five years in the period ended July 31, 1999, which has been derived from the audited Financial Statements of the Company. In fiscal year 1998, Webco merged with P&J. Because the merger was accounted for as a pooling of interests, financial results for the 1995 through 1998 periods are presented as though the companies have always been combined.

     The selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                            Selected Financial Data
                          For the Years Ended July 31,
                 (Dollars in thousands, except per share data)
Income Statement Data:          1999      1998      1997      1996      1995
                               -----     -----     -----     -----     -----
Net sales                   $134,744  $151,431  $128,593  $112,525  $108,284
Gross profit                  21,353    28,486    20,228    17,159    15,195
Income from operations         5,564    11,305     7,234(1)  7,145     6,673
Income before income
    taxes                      3,012     9,009     5,187     4,893     1,921(2)

Net income (loss) (3)          1,876     6,207     3,931     3,767     1,242

Net income (loss) per share (3):
     Basic                       .26       .87       .55       .53       .17
     Diluted                     .26       .86       .55       .53       .17

Pro forma net income (4)                 5,511     3,179     2,990       513

Pro forma net income per
    share (4):
     Basic                                 .77       .44       .42       .07
     Diluted                               .76       .44       .42       .07

Balance Sheet Data:
Working capital              $32,346   $30,861   $33,837   $22,011   $19,626
Total assets                 120,481   111,758   102,142    86,888    83,325
Long-term debt (net of
    current portion)          39,746    32,894    34,470    19,797    18,313
Stockholders' equity          49,673    48,245    45,220    42,913    40,322

(1) Includes an $884,000 ($548,000, or $0.08 per diluted share after tax) charge related to the replacement and write-off of faulty equipment on the Company's Mill 3.
(2) Includes a $3.5 million ($2.7 million, or $0.37 per diluted share after tax) charge related to the settlement of securities litigation.
(3) P&J was an S-Corporation for Federal and state income tax purposes through June 29, 1998, and accordingly did not incur any Federal or state income taxes prior to that date.
(4) The 1995 through 1998 periods presented have been adjusted on a pro forma basis for assumed Federal and state income taxes for P&J, which had not previously recognized income taxes due to their S-Corporation status. Pro forma income taxes were based upon the statuary (Federal & state) tax rate of 38 percent.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" and the Financial Statements of the Company and notes thereto appearing elsewhere in this Form 10-K.

Overview
     The Company's philosophy is to pursue growth and profitability through the identification of niche markets that preferably involve specialty tubular products that require a high level of value engineering and can be dominated from an industry or customer standpoint. The Company uses its quality standards, customer service and manufacturing technology to achieve such market penetration.

     During the three year period ended July 31, 1999, the Company spent $32.3 million on capital projects. This included several major projects, such as expansion and installation of additional mills at the stainless facility, expansion and installation of new equipment at Oil City, expansion and improvements at the Sand Springs facility, and expenditures towards the purchase and installation of an enterprise software system.

Results of Operations
     The following table sets forth certain income statement data for each of the three years in the period ended July 31, 1999 (certain amounts may not calculate due to rounding):

                             1999                  1998               1997
                        Dollar    % of        Dollar    % of     Dollar    % of
                        Amount  Net Sales     Amount  Net Sales  Amount  Net Sales
                        ------  ---------     ------  ---------  ------  ------
                                           (Dollars in Millions)
Net sales               $134.7     100.0%     $151.4     100.0%  $128.6  100.0%
Gross profit              21.4      15.9        28.5      18.8     20.2   15.7
Selling, general and
 administrative expenses  16.5      12.2        17.9      11.8     13.0   10.1
Income from operations     5.6       4.2        11.3       7.5      7.2    5.6

     The following discussions of sales levels, prices and gross profit revolve around the Company's Manufactured Tubing Products (carbon and stainless steel tubing from its three plants in Oklahoma and Pennsylvania), Other Tubing Products (purchased tubular goods made of stainless steel, carbon steel, copper, brass and surgical steel) and QuikWater.

Fiscal 1999 Compared with Fiscal 1998
     Manufactured Tubing Product sales decreased $18.8 million, or 13.6%, to $119.2 million in 1999 from $138.0 million in 1998. The decrease in net sales reflects a 14.7% decrease in the tonnage of tubing sold during 1999, which was partially offset by a 1.2% increase in the average net sales price per ton. The overall decrease in the tonnage of tubing sold reflects a decrease in sales of carbon tubing products, which was the result of among other things, inventory reductions by distributors, low priced foreign imports, and low demand for foreign exports. The increase in the average net selling price is a combination of a change in sales mix and improved pricing structures in certain stainless products, which more than offset the decrease in the net sales price per ton obtained for carbon products.

     Gross profit for Manufactured Tubing Products decreased to $18.4 million, or 15.4% of net sales, in 1999 from $25.4 million, or 18.4% of net sales, in 1998. This decrease is a function of the decrease in the tonnage sold combined with poor pricing in the market. The slight overall increase in average price per ton is a result of sales mix rather than an indication of improved pricing.

     Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products increased 2.5% to $12.1 million in 1999 from $11.8 million in 1998. The increase in sales is primarily the result of volume increases.

     Gross profit from Other Tubing Products decreased to $2.6 million, or 21.4% of net sales, in 1999 from $3.3 million, or 28.1% of net sales, in 1998. The decrease in gross profit was the direct result of pricing pressure in the market place, which necessitated pricing reductions in order to maintain customers, and a change in sales mix from the prior year period.

     Sales for QuikWater increased 113.6% to $3.4 million in 1999 from $1.6 million in 1998. The increase is the result of a concentrated sales effort and increased recognition in the market place.

     Gross profit for QuikWater was $388,000 in 1999 as compared with a loss of $247,000 in 1998. The increase is a reflection of increased sales and manufacturing fixed and semi-fixed costs being spread over higher volumes.

     Selling, general and administrative expenses decreased 7.9% to $16.5 million in fiscal 1999 from $17.9 million in fiscal 1998. The decrease in the current year is primarily the result of a $1.6 million decrease in profit sharing and bonuses to employees and the $565,000 of expenses incurred in 1998 related to the merger with P&J. The decreases are principally offset by an increase of approximately $600,000 in depreciation of capitalized costs related to the installation of the Enterprise Resource Planning software.

     Interest expense for fiscal 1999 increased to $2.6 million (net of $437,000 capitalized) from $2.3 million (net of $517,000 capitalized) in fiscal 1998. The increase in interest, prior to interest capitalization, is the result of the average level of debt under the bank Loan and Security Agreement being $35.4 million for 1999 as compared with $31.6 million for 1998. This increase was partially offset by a decrease in the average borrowing rate to 7.20% in 1999 from 7.72% in 1998.

Fiscal 1998 Compared with Fiscal 1997
     Manufactured Tubing Product sales increased $20.8 million, or 17.7%, to $138.0 million in 1998 from $117.2 million in 1997. The increase in net sales reflects a 12.8% increase in the tonnage of steel tubing sold in 1998, and a 4.4% increase in the average net selling price. The volume increase in 1998 versus 1997 reflects higher utilization at all facilities due to improved market conditions and increased market penetration of the mechanical and heat exchanger tubing markets. The increase in the average net selling price resulted primarily from improved pricing structures in carbon products.

     The increase in Manufactured Tubing Products gross profit to $25.4 Million, or 18.4% of net sales, in 1998 from $17.3 million, or 14.8% of net Sales, in 1997 is a function of the higher selling prices above, improvements in the manufacturing cost and higher volumes which spread fixed and semi-fixed costs.

     Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products increased 14.7% to $11.8 million in 1998 from $10.3 million in 1997. While there were some increases in sales prices, the increase in sales is primarily the result of volume increases in a variety of markets from both existing customers and the addition of new customers.

     Gross profit from Other Tubing Products increased to $3.3 million, or 28.1% of net sales, in 1998 from $2.9 million, or 28.2% of net sales, in 1997. The increase in gross profit was the direct result of increased sales.

     Sales for QuikWater increased 47.4% to $1.6 million in 1998 from $1.1 million in 1997. This increase is the result of greater sales efforts resulting from an expanded sales force and a continued increase of recognition in the market place.

     Gross profit for QuikWater was ($247,000) in 1998 as compared with $3,000 in 1997. This decrease is primarily the result of low volumes relative to manufacturing capacity, and pricing pressure from competing products.

     Selling, general and administrative expenses increased 38.5% to $17.9 million in fiscal 1998 from $13.0 million in fiscal 1997. Factors contributing to the increase include $2.4 million of employee profit sharing and bonuses in 1998 compared to $285,000 last year, $565,000 of expenses related to the merger with P&J, $323,000 of expenses related to the installation of an enterprise software system, and increased commissions based on higher levels of sales.

     Interest expense for fiscal 1998 increased to $2.3 million (net of $517,000 capitalized) from $2.0 million (net of $433,000 capitalized) in fiscal This increase is due to higher average borrowing level during 1998 which was partially offset by a slightly lower average borrowing rate.

Liquidity and Capital Resources
     Net cash provided by (used in) operations was $8.6 million, $15.1 million and ($2.1) million in fiscal 1999, 1998 and 1997, respectively. Accounts receivable decreased in 1999 primarily as a result of the decrease in sales from 1998. Inventories increased in 1997 and 1999, however they decreased slightly in 1998. The increase in inventory in 1999 was the result of the Company's ability to take advantage of lower priced steel coils. Accordingly, accounts payable increased in 1999 primarily as a result of the increase in inventory. Over the past three years, the Company has turned its steel tube inventories approximately 4.1 times per year on average.

     Net cash used in investing activities was $12.9 million, $11.9 million and $10.2 million in fiscal 1999, 1998 and 1997, respectively. During 1999 the Company added new mills at its stainless plant, continued the development and installation of the ERP system, and expanded facilities and operations at its Oil City plant. During 1998, the Company completed the expansion of its Sand Springs shipping facility, added new stainless mills at its stainless plant, completed the renovation of the building it is leasing to house its corporate headquarters, and initiated the acquisition, development and installation of new financial and operational software. In fiscal 1997, the Company expanded its stainless plant, including the addition of new stainless mills, purchased new cut-off equipment for Mill 3 to replace the faulty cut-off equipment, began the expansion of its shipping facility at the Sand Springs location and began the renovation of its corporate headquarters.

     The Company's capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company experienced. The Company followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies. The Company foresees a continuance of this strategy in the future. The Company is currently proceeding with the expansion of its carbon and stainless tubing manufacturing capacity.

     The Company's financing arrangements provide for a term loan of $25 million and a line of credit of $25 million. As of July 31, 1999, the Company had $25 million outstanding on the term loan, and $12.6 million under the revolving line of credit. These loans mature on August 31, 2002, and are collateralized by substantially all of the Company's assets other than the Sand Springs and Oil City real estate. The Company may have borrowings and outstanding letters of credit ($1,575,000 at July 31, 1999) under the revolving credit facility up to the lesser of $25 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At July 31, 1999, $9.7 million was available for borrowing under this line of credit.

     The Company has arranged for a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City, Pennsylvania, plant. The line matures on August 31, 2002. At July 31, 1999, $5 million was available for borrowing under this facility.

     The Company has approximately $1.4 million of public agency financing related to the Oil City project outstanding as of July 31, 1999. The agency loans have interest rates ranging from 3 to 5.75 percent and maturities of 5 to 9 years.

     P&J has a line of credit agreement for $2,000,000 and term loans of $250,000 and $500,000 with its primary lender. As of July 31, 1999, the Company had $300,000 outstanding under the line of credit and $39,000 and $479,000, respectively, outstanding on the term loans. The line of credit matures on November 30, 1999, and the term loans mature in January 2000 and April 2004, respectively, and are collateralized by P&J's assets. At July 31, 1999, $1.7 million was available for borrowing under this line of credit.

     In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt. With the exception of the expansion of its facilities in Oil City, the Company currently believes that working capital provided by operations will fund capital spending through fiscal 2000.

Outstanding Litigation
     On May 27, 1999, a jury awarded the Company $1.1 million in its claims against a vendor of certain cut-off equipment. In a pre-trial order, the court ruled that the Company could not collect lost profits and certain other incidental and consequential damages, and limited the Company's possible recovery to the purchase price of the equipment plus the cost of improvements and interest. The vendor has appealed the jury's verdict and the Company has appealed the pre-trial order. There can be no assurances as to what the outcome of the appeals will be or that ultimate damages collected, if any, will be commensurate with losses incurred by the Company. Please see Part I, Item 3: "Legal Proceedings" of this annual report on Form 10-K for additional information regarding this matter.

Stock Repurchase Plan
     In March 1999, the Company's Board of Directors approved a plan to acquire up to $500,000 of its common stock. Of the approved $500,000 repurchase, the Company has acquired 95,000 shares of stock for approximately $448,000.

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

     In the third quarter of fiscal 1998, the Company purchased and began installation of a Year 2000 compliant ERP system. The installation process consisted of four phases. The first phase of installation, addressing the financial, purchasing and plant maintenance functions, was successfully completed before the end of fiscal 1998. The remaining three phases include materials management, shop floor control and production planning. These phases were completed (installed and tested) at the Mannford, Oklahoma, facility in April 1999 and at the Sand Springs, Oklahoma, facility in September 1999. Final implementation of the same system at the Oil City, Pennsylvania, facility is scheduled to begin in November 1999. All Company facilities are scheduled for completion in December 1999.

     The Company has completed an evaluation of other information technology systems such as phone systems, e-mail, faxes, local area networks, servers and personal computers. All items of consequence are now year 2000 compliant and the few remaining ones are scheduled to be replaced with Year 2000 compliant software and equipment before October 31, 1999. Other important systems, including equipment used in manufacturing and processing, are basically signal driven systems where dates play no role in the operating logic.

     The Company is currently trying to determine the impact of year 2000 non-compliance by third party suppliers. The impact of such non-compliance could effect timely delivery of raw materials and cause reductions in orders by customers who are unable to control their own production and sales process. The Company completed a survey of critical external business partners in June 1999 and is currently establishing contingency plans designed to protect both the Company and its customers. Included in the contingency plans are, for example; procedures for contacting customers in the event of a supplier failure, procedures to maintain certain inventory levels; and maintaining Y2K readiness and contact information for critical vendors and customers. The Company expects to complete contingency planning in November 1999.

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


     As of July 31, 1999, the Company had spent $5.6 million on the ERP system, and the Company currently estimates another $1.0 million will be expended to complete the project. Of the $6.6 million total expenditure, over 25 percent is hardware related, including upgrading the Company's mid-range computers and the placement of personal computers on the shop floor. Due to the necessity of technology upgrades generally, it would be arbitrary to allocate any portion of this project exclusively to the correction of year 2000 issues, Therefore, no such allocation has been attempted.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
<AUDIT-REPORT>


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Webco Industries, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Webco Industries, Inc. and subsidiary at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Phillips & Johnston, Inc., a wholly-owned subsidiary, for the year ended December 31, 1997, which statements reflect total revenues and net income constituting 8.4 percent and 50.3 percent, respectively, of the related consolidated totals for the year ended July 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Phillips & Johnston,Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Tulsa, Oklahoma
September 16, 1999
</AUDIT-REPORT>

<AUDIT-REPORT>
REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Phillips & Johnston, Inc.


     We have audited the balance sheet of Phillips & Johnston, Inc. (an Illinois corporation) as of December 31, 1997, and the related statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phillips & Johnston, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





                                   DUGAN & LOPATKA
Wheaton, Illinois
June 29, 1998
</AUDIT-REPORT>

                          WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                                 July 31, 1999 and 1998
               (Dollars in thousands, except share amounts and par value)

                                                                     1999          1998
                                                                   -------       -------
                                ASSETS
Current assets:
   Cash                                                           $    180      $    266
   Accounts receivable, net                                         17,179        19,874
   Inventories                                                      30,785        27,775
   Prepaid expenses                                                    289           205
   Deferred income tax asset                                         3,013         2,740
                                                                   -------       -------
     Total current assets                                           51,446        50,860

   Property, plant and equipment, net                               64,277        56,630

Notes receivable from related parties                                1,824         1,774

Other assets, net                                                    2,934         2,494
                                                                   -------       -------
     Total assets                                                 $120,481      $111,758
                                                                   =======       =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $ 12,784      $ 11,760
   Accrued liabilities                                               5,421         6,957
   Current portion of long-term debt                                   895         1,282
                                                                   -------       -------
     Total current liabilities                                      19,100        19,999

Long-term debt                                                      39,746        32,894

Deferred income tax liability                                       11,962        10,620

Commitments and contingencies (Note 7)

Stockholders' equity
   Common stock, $.01 par value, 12,000,000 shares
     authorized, 7,073,723 and 7,169,000 shares issued
     and outstanding in 1999 and 1998, respectively                     71            72
   Additional paid-in capital                                       35,732        36,179
   Retained earnings                                                13,870        11,994
                                                                   -------       -------
     Total stockholders' equity                                     49,673        48,245
                                                                   -------       -------
     Total liabilities and stockholders' equity                   $120,481      $111,758
                                                                   =======       =======

[FN]
The accompanying notes are an integral part of the consolidated financial statements.

                          WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Years Ended July 31, 1999, 1998 and 1997
               (Dollars and shares in thousands, except per share amounts)


                                                       1999          1998          1997
                                                     -------       -------       -------
Net sales                                           $134,744      $151,431      $128,593
Cost of sales                                        113,391       122,945       108,365
                                                     -------       -------       -------
Gross profit                                          21,353        28,486        20,228

Commission income                                       (728)         (758)         (842)
Selling, general and administrative expenses          16,517        17,939        12,952
Special item: Write-off of Mill 3 cut-off equipment        -             -           884
                                                     -------       -------       -------
Income from operations                                 5,564        11,305         7,234

Interest expense                                       2,552         2,296         2,047
                                                     -------       -------       -------
Income before income taxes                             3,012         9,009         5,187

Provision for income taxes                             1,136         2,802         1,256
                                                     -------       -------       -------
Net income                                          $  1,876      $  6,207      $  3,931
                                                     =======       =======       =======
Pro forma net income (1)                                          $  5,511      $  3,179
                                                                   =======       =======

Net income per share:
     Basic                                          $    .26      $    .87      $    .55
                                                     =======       =======       =======
     Diluted                                        $    .26      $    .86      $    .55
                                                     =======       =======       =======
Pro forma net income per share(1):
     Basic                                                        $    .77      $    .44
                                                                   =======       =======
     Diluted                                                      $    .76      $    .44
                                                                   =======       =======
Weighted average shares outstanding:
     Basic                                             7,135         7,169         7,169
                                                     =======       =======       =======
     Diluted                                           7,139         7,245         7,169
                                                     =======       =======       =======


(1) Pro forma income taxes have been presented for 1998 and 1997 to compensate for the S-Corporation tax status of P&J and were calculated using an effective rate of 38 percent (34% Federal and 4% state).

The accompanying notes are an integral part of the consolidated financial statements.

                          WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Years Ended July 31, 1999, 1998 and 1997
                                 (Dollars in thousands)


                                                     Additional                 Total
                                            Common    Paid-In    Retained   Stockholders'
                                             Stock    Capital    Earnings      Equity
                                            ------    -------    --------      ------
Balances, July 31, 1996                     $   72   $ 36,179    $  6,662    $ 42,913

Distribution to shareholders - P&J               -          -      (1,624)     (1,624)

Net income                                       -          -       3,931       3,931
                                             -----    -------     -------     -------
Balances, July 31, 1997                         72     36,179       8,969      45,220

Distribution to shareholders - P&J               -          -      (2,434)     (2,434)

Elimination of duplicate equity resulting
 from non-conforming fiscal years (Note 2)       -          -        (748)       (748)


Net income                                       -          -       6,207       6,207
                                             -----    -------     -------     -------
Balances, July 31, 1998                         72     36,179      11,994      48,245

Purchases of common stock (Note 9)              (1)      (447)          -        (448)

Net income                                       -          -       1,876       1,876
                                             -----    -------     -------     -------
Balances, July 31, 1999                     $   71   $ 35,732    $ 13,870    $ 49,673
                                             =====    =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

                          WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Years Ended July 31, 1999, 1998 and 1997
                                 (Dollars in thousands)
                                                             1999       1998       1997
                                                           -------    -------    -------
Cash flows from operating activities:
   Net income                                             $  1,876   $  6,207   $  3,931
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                        5,158      4,133      3,431
        (Gain) loss on write-off and disposition
          of property, plant and equipment                     (10)        20        928
        Deferred tax expense                                 1,069      2,576      1,196
        (Increase) decrease in:
          Accounts receivable                                2,211     (1,486)    (3,862)
          Inventories                                       (3,010)       657     (6,077)
          Prepaid expenses                                     (84)       158         60
        Increase (decrease) in:
          Accounts payable                                   2,907        (59)    (1,996)
          Accrued liabilities                               (1,536)     2,892        262
                                                           -------    -------    -------
   Net cash provided by (used in) operating activities       8,581     15,098     (2,127)
                                                           -------    -------    -------
Cash flows from investing activities:
   Capital expenditures                                    (12,555)   (10,652)    (9,112)
   Proceeds from sale of property, plant and equipment          21         26        129
   Advances to stockholders                                      -        (38)    (1,286)
   Repayments of stockholder advances                            -          -        124
   Increase in other assets                                   (340)    (1,282)       (36)
                                                           -------    -------    -------
   Net cash used in investing activities                   (12,874)   (11,946)   (10,181)
                                                           -------    -------    -------
Cash flows from financing activities:
   Proceeds from long-term debt                            132,960    143,498    157,725
   Principal payments on long-term debt                   (126,495)  (144,205)  (144,616)
   Dividends paid                                                -     (2,434)    (1,885)
   Purchases of common stock (Note 9)                         (448)         -          -
   Increase (decrease) in book overdrafts                   (1,810)        53        722
                                                           -------    -------    -------
   Net cash provided by (used in ) financing activities      4,207     (3,088)    11,946
                                                           -------    -------    -------
Net increase (decrease) in cash                                (86)        64       (362)

Cash, beginning of period                                      266        202        564
                                                           -------    -------    -------
Cash, end of period                                       $    180   $    266   $    202
                                                           =======    =======    =======
Supplemental disclosure of cash flow information:
   Interest paid, net of amount capitalized of $437,
   $517 and $433 in 1999, 1998 and 1997, respectively     $  2,664   $  2,098   $  2,027

                                                           =======    =======    =======
   Income taxes paid                                      $    467   $      -   $    262
                                                           =======    =======    =======

The accompanying notes are an integral part of the consolidated financial statements.


                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Webco Industries, Inc. ("Webco" or together with its subsidiary, the "Company") and its wholly owned subsidiary Phillips & Johnston, Inc. ("P&J"), a Chicago based sales organization and value-added processor of tubular products. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

NATURE OF OPERATIONS - Webco is a specialty manufacturer of high-quality carbon and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: welded carbon heat exchanger and boiler tubing, stainless tube and pipe, and specialty carbon mechanical tubing for use in consumer durable and capital goods. The Company's subsidiary, P&J, represents several manufacturers who produce various non-competing mechanical and specialty tubular products made from copper, brass, aluminum and stainless and carbon steel, among others. This access to other tubing products allows the Company to better serve its customers by offering a full range of tubing products. Through its QuikWater division, the Company manufactures and markets a patented direct contact water heater for commercial and industrial applications. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,300 customers throughout North America.

CONCENTRATIONS - The Company maintains its cash in bank deposit accounts, which at times may exceed the federal insurance limits. As of July 31, 1999 and 1998, the Company had cash in banks totaling $1,111,000 and $1,386,000 in excess of federal depository insurance limits, respectively. The Company has not experienced any losses on such accounts in the past.


ACCOUNTS RECEIVABLE - Accounts receivable represent short-term credit granted to the Company's customers for which collateral is generally not required. Accounts receivable at July 31, 1999 and 1998, are net of an allowance for uncollectible amounts of $217,000 and $179,000, respectively. Credit risk on receivables is considered by management to be limited due to the variety of industries served and geographic dispersion of customers.


INVENTORIES - The Company values its inventories at the lower of cost or market. Cost for raw materials, work-in-process and finished goods inventories are determined on the weighted average cost method; maintenance parts and supplies and structural steel inventories are valued at the lower of cost (first-in, first-out ("FIFO")) or market.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment, including tooling, is stated at historical cost and includes interest capitalized on major construction projects. Gains or losses on sales and retirements of property are reflected in operations. Depreciation and amortization are provided using straight-line and accelerated methods over the following estimated useful lives: buildings and improvements - 10 to 40 years, machinery and equipment - 3 to 25 years, computer equipment and software- 3 to 7 years, and furniture and fixtures - 3 to 10 years.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

PROPERTY, PLANT AND EQUIPMENT, Continued
Depreciation expense for the years ended July 31, 1999, 1998 and 1997, amounted to $4,817,000, $3,917,000 and $3,258,000, respectively. Fully depreciated assets still in use at July 31, 1999 and 1998, amounted to $10,007,000 and $8,799,000, respectively.

BOOK OVERDRAFTS - Included in accounts payable at July 31, 1999 and 1998, are outstanding checks in excess of bank deposits totaling $159,000 and $2,193,000, respectively.

SPECIAL ITEM - The special item reflected in the statement of operations for fiscal year 1997 relates to the write-off of certain Mill 3 cut-off equipment, which did not work to manufacturer specifications. The replacement equipment was capitalized as new equipment upon its purchase and installation during 1997.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE - Earnings per share are calculated based on the number of weighted average common shares outstanding, including the effect of dilutive options when applicable, in accordance with the computation, presentation and disclosure requirements of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

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

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   BUSINESS COMBINATION

     In June 1998, Webco merged with P&J through the issuance of 830,000 shares of its common stock for all of the common stock of P&J. The merger was accounted for under the pooling of interests method of accounting; accordingly, all historical financial information is presented as if the two entities have always been combined.

     Because Webco and P&J had differing fiscal periods prior to the combination, Webco's financial statements for the year ended July 31, 1997 were combined with P&J's for the calendar year ended December 31, 1997. P&J's 1998 financial statements were conformed to the twelve months ended July 31 for purposes of consolidating with Webco's financial statements for its year ended July 31, 1998. As a result of the overlapping period created when P&J's calendar year was conformed to a July 31 fiscal year, $748,000 of earnings of P&J (for the period August 1997 through December 1997) were included in consolidated net income for both fiscal years ended July 31, 1998 and 1997. Stockholders' equity was adjusted so that the duplicate amount is reflected only once in retained earnings.

     Prior to the merger, P&J did not incur Federal or state income taxes as it reported its income for income tax purposes as an S Corporation. Pro forma net income amounts reflect consolidated earnings as if P&J accrued taxes at the statutory (Federal and state) rate of 38 percent.

     Merger-related transaction costs expensed in consolidated results for the fiscal year ended July 31, 1998, amounted to $565,000 ($350,000 or $.05 per diluted share after tax).

3.   INVENTORIES

     At July 31, 1999 and 1998, inventories priced using the weighted average cost method were valued at $28,918,000 and $25,963,000, respectively. Structural inventories and maintenance parts and supplies inventories, which are valued using the FIFO method, amounted to $1,867,000 and $1,812,000 at July 31, 1999 and 1998, respectively.

     Inventories at July 31, 1999 and 1998, consisted of the following:

                                               1999            1998
                                               ----            ----
                                              (Dollars in Thousands)

      Raw materials                         $ 16,437        $ 13,614
      Work-in-process                          1,908           1,860
      Finished goods                          10,728          10,664
      Maintenance parts and supplies           1,712           1,637
                                             -------         -------
        Total inventories                   $ 30,785        $ 27,775
                                             =======         =======

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PROPERTY, PLANT AND EQUPMENT

     Net property, plant and equipment at July 31, 1999 and 1998, consisted of the following:
                                                         1999          1998
                                                         ----          ----
                                                       (Dollars in Thousands)
      Land                                            $  1,436      $  1,436
      Buildings and improvements                        15,519        14,571
      Machinery and equipment                           67,666        60,138
      Computer equipment and software                    7,515         4,285
      Furniture and fixtures                               712           690
      Construction in progress                           5,681         5,261
                                                       -------       -------
                                                        98,529        86,381
      Less accumulated depreciation and amortization    34,252        29,751
                                                       -------       -------
      Net property, plant and equipment               $ 64,277      $ 56,630
                                                       =======       =======

5.   LONG-TERM DEBT

     Long-term debt at July 31, 1999 and 1998, consisted of the following:

                                                         1999          1998
                                                         ----          ----
                                                       (Dollars In Thousands)

      Term loan (A)                                   $ 25,000      $ 25,000
      Revolving loan (A)                                12,615         6,620
      Term loan (B)                                         39           126
      Term loan (C)                                        479             -
      Revolving loan (B)                                   300           800
      Real estate and equipment term loans (D)           1,447           533
      Other note payable (E)                               530           806
      Other                                                231           291
                                                       -------       -------
                                                        40,641        34,176
      Less current maturities                              895         1,282
                                                       -------       -------
      Long-term debt                                  $ 39,746      $ 32,894
                                                       =======       =======

     Based upon the borrowing rates currently available to the Company for borrowings with similar terms and average maturities, the Company believes that the carrying amount of its long-term debt approximates fair value.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO FINANCIAL CONSOLIDATED STATEMENTS


5.   LONG-TERM DEBT, Continued

(A) The Company has a $25 million term loan and a $25 million revolving line of credit with its primary lender. The term loan and revolving credit loan bear interest at the prime rate (8.0% at July 31, 1999) plus .25% and prime rate, respectively. At the Company's option, borrowings under either facility can bear interest at LIBOR (5.18% at July 31, 1999) plus 2.25% in the case of the term loan borrowing or plus 2.0% in the case of revolving loan advances. These loans mature on August 31, 2002, and are collateralized by substantially all of the Company's assets other than the Sand Springs and Oil City real estate. Principal payments on the term loan commence on August 1, 2000, at which time monthly payments of $208,000 plus interest are required. The Company may have borrowings and outstanding letters of credit ($1,575,000 at July 31, 1999) under the revolving credit facility up to the lesser of $25.0 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. The Company pays a commitment fee of 0.25% per annum on any unused and available line of credit. At July 31, 1999, $9.7 million was available for borrowing under the line of credit.

     The Company has also arranged for a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City, Pennsylvania, plant. The loan matures on August 31, 2002. At July 31, 1999, $5 million was available for borrowing under this facility.

     Pursuant to the terms of the loan agreement, the Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio and to not exceed a ratio of indebtedness to net worth. The covenants also limit capital expenditures and dividends. In addition, the loan agreement provides for acceleration of the loans, at the option of the lender, if F. William Weber and Dana S. Weber fail to possess the power to direct or cause the direction of management and policies of the Company, or the Weber Family ceases to own at least 35% of the outstanding voting stock, or upon the occurrence of a material adverse change in the business. The loan agreement also contains a pre-payment penalty ranging from 1 to 2 percent of amounts outstanding under the term loan plus the revolving commitment if the debts are prepaid prior to July 15, 2000.

(B) The Company's subsidiary, P&J, has a line-of-credit agreement for $2,000,000 and a term note of $250,000 with a bank. The line of credit matures on November 30, 1999, bears interest at the lessor of prime rate (8.0% at July 31, 1999) or LIBOR (5.18% at July 31, 1999) plus 2%, and is collateralized by P&J's assets and guaranteed by Webco. The term loan matures in January 2000 with monthly installments of $8,000 and bears interest at 8.10 percent.

(C) The Company's subsidiary, P&J, has a $500,000 term note with a bank, which matures in April 2004. The note bears interest at 7.5% with monthly installments of $10,000, and is collateralized by P&J's assets and guaranteed by Webco.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   LONG-TERM DEBT, Continued

(D) These loans were entered into with various public agencies payable in monthly installments aggregating approximately $11,000 including interest at rates ranging from 3 to 5.75 percent. The notes are collateralized by the underlying real estate and/or equipment, and the guarantee of the principal stockholder/officer. The notes mature over a 5 to 9 year period.

(E) This note is payable in 36 monthly installments of $30,000 through March 31, 2000, and bears interest at 9 percent.

     At July 31, 1998, the aggregate future maturities of long-term debt are as follows: 2000 - $895,000; 2001 - $2,947,000; 2002 - $2,762,000; 2003 -
$32,947,000; 2004 - $281,000; and thereafter $809,000.

6.   INCOME TAXES

     The provision for income taxes for fiscal 1999, 1998 and 1997 consists of the following:

                                                   1999       1998       1997
                                                   ----       ----       ----
                                                     (Dollars in Thousands)
Current:
     Federal                                     $     -    $   115    $     -
     State                                            67        111         60
Deferred:
     Federal                                         956      2,305      1,071
     State                                           113        271        125
                                                  ------     ------     ------
     Total income tax expense                    $ 1,136    $ 2,802    $ 1,256
                                                  ======     ======     ======


     Prior to merging with Webco on June 29, 1998, P&J was treated as a Subchapter S Corporation for income tax purposes, with earnings included in the personal income tax returns of its stockholders.

     The actual income tax expense for fiscal 1999, 1998 and 1997 differs from income tax based on the federal statutory rate (34%) due to the following:

                                                     1999      1998      1997
                                                     ----      ----      ----
                                                      (Dollars in Thousands)
     Expected tax expense                          $ 1,024   $ 3,063   $ 1,764

     State income taxes, net of federal benefit        120       386       185

     Exclusion of S Corporation income - P&J             -      (623)     (673)
     Other                                              (8)      (24)      (20)
                                                    ------    ------    ------
     Total income tax expense                      $ 1,136   $ 2,802   $ 1,256
                                                    ======    ======    ======

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS


6.   INCOME TAXES, Continued

     At July 31, 1999 and 1998, deferred tax assets and deferred tax liabilities consisted of the following:

                                                           1999          1998
                                                           ----          ----
                                                         (Dollars in Thousands)
     Net current deferred tax assets (liabilities):
         Accounts receivable                             $    100      $     81
         Inventories                                          476           664
         Accrued liabilities                                1,555         1,476
         Operating loss carry forwards                        882           519
                                                          -------       -------
         Net current deferred tax asset                  $  3,013      $  2,740
                                                          =======       =======

     Net non-current deferred tax assets (liabilities):
         Property plant and equipment                    $(12,331)    $(11,255)
         General business credit carry forward                 48          189
         Alternative minimum tax credit carry forward         321          446
                                                          -------      -------
         Net non-current deferred tax liability          $(11,962)    $(10,620)
                                                          =======      =======

     The Company has operating loss carry forwards for regular tax purposes of approximately $2,320,000 and for alternative minimum tax purposes of approximately $3,698,000, which expire in 2012 to 2014.

7.   COMMITMENTS AND CONTINGENCIES

LITIGATION - On May 27, 1999, a jury awarded the Company $1.1 million on Certain claims against an equipment vendor. Because of a pre-trial ruling by the courts, the jury was unable to award the Company lost profits and certain other incidental and consequential damages. The Company is currently pursuing attorneys' fees and has appealed the pre-trial order to obtain lost profits. There can be no assurances that the Company will be successful on appeal or that if successful, lost profits awarded in the succeeding trial, if any, will be commensurate with actual lost profits suffered by the Company. The vendor has appealed the jury's original verdict and there can be no assurances as to what the outcome of that appeal will be. Due to the uncertainty surrounding the case, the financial statements do not include any portion of the jury award or other recoveries.

The Company is party to various other lawsuits and claims arising out of the ordinary course of its business. Management, believes that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   COMMITMENTS AND CONTINGENCIES, Continued

LEASES - The Company leases certain buildings and machinery and equipment under non-cancelable operating leases. Under certain of these leases the Company is required to pay property taxes, insurance, repairs and other costs related to the leased property. At July 31, 1999, future minimum payments under non-cancelable leases accounted for as operating leases are $2,151,000 in 2000; $1,270,000 in 2001; $807,000 in 2002; $636,000 in 2003; and $304,000 in 2004.
Total rent expense for all operating leases was $2,191,000, $2,250,000 and $1,879,000 in 1999, 1998 and 1997, respectively.

SELF-INSURANCE - The Company maintains a hospitalization and medical coverage program for its employees. Claims under this program are limited to annual losses of $60,000 per participant, and aggregate annual claims of up to $2,000,000 through the use of a stop-loss insurance policy. Additionally, the Company self-insures Oklahoma workers' compensation claims up to $225,000 per occurrence and retains a maximum aggregate liability of $2,000,000 per two-year policy term with respect to all occurrences. The Company has a letter of credit in the amount of $550,000 on file with the State of Oklahoma Workers' Compensation Court, as required by self-insurance regulations. Provisions for claims under both programs are accrued based upon the Company's estimate of the aggregate liability for claims (including claims incurred, but not yet reported). The total provision for self-insurance for medical and workers' compensation was $1,621,000 and $1,397,000 at July 31, 1999 and 1998,
respectively.

PURCHASE COMMITMENTS - At July 31, 1999 and 1998, the Company was committed on outstanding purchase orders for inventory approximating $24.7 million and $19.0 million, respectively. Additionally, the Company had on its premises at July 31, 1999 and 1998, raw material on consignment from certain vendors valued at approximately $4.1 million and $3.0 million, respectively.

8.   EMPLOYEE BENEFIT PLANS

     The Company maintains 401-K benefit plans covering all employees meeting certain service requirements. The plans include a cash or deferred compensation arrangement permitting elective contributions to be made by the participants. Company contributions are made at the discretion of the Board of Directors. Company contributions were $419,000, $439,000 and $277,000 in fiscal 1999, 1998 and 1997, respectively.

9.   STOCKHOLDERS' EQUITY AND STOCK OPTIONS

     In January 1994, the Company's stockholders approved the 1994 Stock Incentive Plan (the "Plan"), in which directors, employees and consultants are eligible to participate. Four types of benefits may be granted in any combination under the Plan: incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights. The Plan also provides for certain automatic grants to outside directors. All options expire ten years from the date of grant (except the vice-chairman's options, which expire five years from the date of grant) and are exercisable at a price which is at least equal to fair market value on the date of grant (110% of fair

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   STOCKHOLDERS' EQUITY AND STOCK OPTIONS, Continued


market value in the case of the vice-chairman). The employee options vest evenly over a period of two to five years from date of grant. The maximum number of shares of common stock with respect to which incentive stock options, non-qualified stock options, restricted stock, and stock appreciation rights may be issued under the Plan is 850,000.

Activity under the Plan for the last three fiscal years was as follows:

                                          Number of   Weightd Average
                                           Shares      Exercise Price
                                          ---------    --------------
          Balance, July 31, 1996           272,800          $7.89
          Granted                          194,900          $6.05
          Forfeited                       (111,800)         $9.36
                                          --------
          Balance, July 31, 1997           355,900          $6.42
          Granted                          188,600          $7.24
          Forfeited                       ( 30,000)         $6.35
                                          --------
          Balance, July 31, 1998           514,500          $6.69
          Granted                           66,200          $6.17
          Forfeited                       ( 42,700)         $7.23
                                          --------
          Balance, July 31, 1999           538,000          $6.58
                                          ========


Outstanding options and exercisable options at July 31, 1999 were as follows:


                           Number     Weighted Average     Weighted
                             Of           Remaining         Average
       Exercise Prices     Shares     Contractual Life   Exercise Price
       ---------------     ------     ----------------   --------------
     Outstanding:
     $4.75 - $7.00        352,700        6.8 years          $6.22
     $7.19 - $9.25        185,300        8.8 years          $7.27
     Exercisable:
     $4.75 - $7.00        165,780        6.5 years          $6.36
     $7.19 - $9.25         32,820        8.6 years          $7.36


     The weighted average exercise price of options granted to the vice-chairman during 1997, which were at a price above the market value per share at that date, was $6.74.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   STOCKHOLDERS' EQUITY AND STOCK OPTIONS, Continued

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, because the exercise price of the Company's stock options is at least equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to July 31, 1995, under the fair value method of that statement.

     The fair value of options granted in fiscal years 1999, 1998 and 1997 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                              1999        1998        1997
                                              ----        ----        ----
       Weighted average life               4.0 years   4.3 years   4.1 years
       Risk-free interest rate               5.14%       5.88%       6.19%
       Expected volatility                    56%         56%         61%
       Expected dividend yield                None        None        None

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of its options. The weighted average estimated fair value of employee stock options granted during 1999, 1998 and 1997 was $2.88,
$3.61 and $3.18 per share, respectively.   The weighted average estimated fair
value of employee stock options granted during 1997 to the Company's vice-chairman, which were at a price above the market value per share at that date, was $2.93.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for fiscal years 1999, 1998 and 1997 is as follows:

                                               1999        1998        1997
                                               ----        ----        ----
     Pro forma net income                    $1,625,000  $5,926,000  $3,747,000
                                              =========   =========   =========
     Pro forma net income per share, diluted     $ 0.23      $ 0.82      $ 0.52
                                                  =====       =====       =====

     The above SFAS No. 123 pro forma disclosures are not necessarily representative of the effect SFAS No. 123 will have on the pro forma disclosure of future years.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9.   STOCKHOLDERS' EQUITY AND STOCK OPTIONS, Continued

     In March 1999, the Company's Board of Directors approved a plan to acquire up to $500,000 of its common stock. Of the approved $500,000 repurchase, the Company has acquired 95,000 shares of stock for approximately $448,000.

10.  EARNINGS PER SHARE

     Presented below is a reconciliation of the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share, and diluted weighted average shares, which are used in computing diluted earnings per share.


                                                      1999      1998      1997
                                                      ----      ----      ----
                                                        (shares in thousands)
     Basic EPS:
     Weighted average shares outstanding             7,135     7,169     7,169

     Effect of dilutive securities: Options              4        76        -
                                                     -----     -----     -----
     Diluted EPS:
     Diluted weighted average shares outstanding     7,139     7,245     7,169
                                                     =====     =====     =====
     Anti-dilutive options outstanding (1):
        Number of options                              480         8       356
                                                     =====     =====     =====
     Weighted average exercise price                $ 6.76    $ 9.05    $ 6.42
                                                     =====     =====     =====

    (1) Anti-dilutive options and their average exercise prices were not included in the computation of diluted earnings per share due to the option exercise prices being greater than the average market price of the common shares.

11.  SEGMENT INFORMATION

     The Company applies the provisions of FAS 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: tubing products and QuikWater, representing the Company's two strategic business units offering different products. The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, processes and customers, those operations have been aggregated for segment reporting purposes. The tubing products segment manufactures as well as distributes tubular products principally made of carbon and stainless steel. QuikWater manufactures a patented direct contact, high efficiency water heater.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  SEGMENT INFORMATION, Continued

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company measures segment profit or loss as segment income before income taxes. Information about the Company's segments is as follows:

                                                Tubing
                                                Products    QuikWater     Total
                                                --------    ---------     -----
                                                    (Dollars in Thousands)
Fiscal year-ended July 31, 1999:
     Revenues                                   $131,282     $3,462    $134,744
     Depreciation and amortization                 5,008        150       5,158
     Interest expense                              2,454         98       2,552
     Segment profit (loss)                         4,630     (1,618)      3,012
     Segment assets                              110,000      3,396     113,396
     Capital expenditures                         12,495         60      12,555

Fiscal year-ended July 31, 1998:
     Revenues                                    149,810      1,621     151,431
     Depreciation and amortization                 4,059         74       4,133
     Interest expense                              2,214         82       2,296
     Segment profit (loss)                        11,053     (2,044)      9,009
     Segment assets                              102,180      3,515     105,695
     Capital expenditures                         10,238        414      10,652

Fiscal year-ended July 31, 1997:
     Revenues                                    127,483      1,100     128,593
     Depreciation and amortization                 3,405         26       3,431
     Interest expense                              2,029         18       2,047
     Segment profit (loss)                         6,782     (1,595)      5,187
     Segment assets                               95,248      2,347      97,595
     Capital expenditures                          8,472        640       9,112

     A reconciliation of the Company's segment information to the consolidated financial statements is as follows:

                                                     1999       1998      1997
                                                     ----       ----      ----
                                                        (Dollars in Thousands)
     Total assets reported for segments          $113,396   $105,695   $97,595
     Assets not allocated to segments:
        Current assets                              3,482      3,211     1,947
        Notes receivable and other assets           3,603      2,852     2,600
                                                 --------   --------  --------
     Total assets:                               $120,481   $111,758  $102,142
                                                 ========   ========  ========

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  RELATED PARTY TRANSACTIONS

     In October 1995, the Company entered into an agreement with an entity owned by the majority stockholders to subcontract certain manufacturing services. Payments made by the Company under the contract totaled $612,000 and $412,000 in fiscal 1999 and 1998, respectively. In addition, the Company had a receivable balance of $798,000 and $500,000 at July 31, 1999 and 1998, respectively, for amounts paid on behalf of this entity.

     The Company purchases certain specialty packaging and shipping materials from an entity owned by the principal stockholder. Payments made by the Company totaled $177,000 in fiscal 1999 and $238,000 in fiscal 1998.

     Advances were made from time to time during fiscal 1998 and prior years (none during 1999) to the principal stockholder with the highest amounts outstanding being $1,200,000 in 1999 and 1998. The balance outstanding at July 31, 1999 and 1998, was $1,200,000. The advances are subject to a one-year note from the principal stockholder collateralized by certain assets having a current market value of at least double the highest outstanding balance advanced pursuant to the note. The note bears interest at the prevailing rate under the Company's loan agreement with its primary lender and is payable at maturity of the note on August 15, 2000.

     Other advances on various terms were made to certain executives during fiscal 1999 and 1998, with the highest amount outstanding being $175,000 and $147,000, respectively. The balance outstanding at July 31, 1999 and 1998, was $175,000 and $147,000, respectively.

     During 1994, in the course of purchasing stock from the principal stockholder, certain executives executed promissory notes payable to the principal stockholder in the amount of $420,000, which, as amended, bear interest at 4.1 percent. The notes are collateralized by the underlying shares of common stock. The principal stockholder subsequently assigned the executives' notes receivable to the Company in order to liquidate certain advances and other amounts owed by him to the Company.

     Accrued interest on the notes receivable from related parties totaled $484,000 and $379,000 at July 31, 1999 and 1998, respectively, and is included in other assets in the accompanying balance sheets.

                            WEBCO INDUSTRIES, INC.
              SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA
                                 (UNAUDITED)
                 (Dollars in thousands, except per share data)


                                            Year Ended July 31, 1999
                                                 Quarters Ended
                        October 31,    January 31,    April 30,    July 31,     Total
                           1998           1999           1999        1999        Year
                        ----------     ----------     --------     -------   --------
Net sales                  $36,583        $32,124      $31,970     $34,067   $134,744
Gross profit                 6,967          4,612        4,903       4,871     21,353
Income from operations       2,555            883        1,153         973      5,564
Net income                   1,212            172          347         145      1,876
Net income per diluted
 common share                $ .17         $  .02       $  .05      $  .02     $  .26
Weighted average shares
 outstanding, diluted        7,193          7,186        7,130       7,075      7,139

                                            Year Ended July 31, 1998
                                                 Quarters Ended
                        October 31,    January 31,    April 30,    July 31,     Total
                           1997           1998           1998        1998        Year
                        ----------     ----------     --------     -------   --------
Net sales                  $34,538        $37,936      $41,325     $37,632   $151,431
Gross profit                 5,290          6,777        8,741       7,678     28,486
Income from operations       2,010          2,743        3,920       2,632     11,305
Net income                   1,039          1,478        2,310       1,380      6,207
Pro forma net income (1)       845          1,304        2,083       1,279      5,511
Net income per diluted
 common share                $ .14         $  .21       $  .32      $  .19     $  .86
Pro forma net income per
 diluted common share (1)    $ .12          $ .18       $  .29      $  .18     $  .76
Weighted average shares
 outstanding, diluted        7,231          7,209        7,262       7,298      7,245


Note: The above quarterly financial data may not total to the annual amounts because of rounding.

(1) Pro forma income taxes have been presented to compensate for the S-Corporation tax status of P&J and were calculated using an effective rate of 38 percent (34% Federal and 4% state).

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

                                         PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

(a)   The following documents are filed as part of this report:

     (1) Financial Statements of Webco Industries, Inc. which are included in Part II,
             Item 8:

             Reports of Independent Accountants
             Consolidated Balance Sheets as of July 31, 1999 and 1998 Consolidated Statements of Operations for each of the three years in the period ended July 31, 1999
             Consolidated Statements of Changes in Stockholders' Equity for
                 each of the three years in the period ended July 31, 1999
             Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 1999
             Notes to Consolidated Financial Statements
             Supplemental Consolidated Quarterly Financial Data (Unaudited)

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

3 (ii) By-Laws (incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form S-1, No. 33-72994).

10.1 Form of 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8,No. 333-49219).

10.2 Loan and Security Agreement, dated as of July 15, 1997, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K dated July 31, 1997, File No. 0-23242).

10.3 Amendment No. 1 and Waiver Agreement to Loan and Security Agreement dated July 15, 1997, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K dated July 31, 1998, File No. 0-23242).

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K - Continued

Exhibit
Number      Description
-------     -----------
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

10.7 Employment Agreement dated June 30, 1998, between the Phillips & Johnston,Inc. Company and Christopher L. Kowalski (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K dated July 31, 1998, File No. 0-23242).

10.8 Lease, dated March 16, 1998, between the Company and Tubular Properties,Ltd. (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K dated July 31, 1998, File No. 0-23242).

10.9 Agreement and Plan of Reorganization dated as of June 29, 1998 by and among Webco Industries, Inc., P&J Acquisition Corp., Phillips & Johnston, Inc.,Christopher L Kowalski and Robert N. Pressly (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, File No. 0-23242).

10.10 Loan and Security Agreement, dated as of April 9, 1997, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and Phillips & Johnston, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K dated July 31, 1998, File No. 0-23242).

10.11 Loan Agreement, dated December 1, 1998, between Pennsylvania Economic Development Financing Authority and Webco Industries, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q dated January 31, 1999,File No. 0-23242).

10.12 Reimbursement Agreement, dated as of December 1, 1998, between American National Bank and Trust Company of Chicago and Webco Industries, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q dated January 31, 1999, File No. 0-23242).

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K - Continued

Exhibit
Number      Description
-------     -----------
10.13       Amendment No. 2 to Loan and Security Agreement dated July 15, 1997, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company
            (incorporated by reference to Exhibit 10.13 to the Company's Form
            10-Q dated January 31, 1999, File No. 0-23242).

23.1        Consent of PricewaterhouseCoopers LLP

23.2        Consent of DUGAN & LOPATKA

27.1        Financial Data Schedule


(b) Reports on Form 8-K:
               None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               WEBCO INDUSTRIES, INC.

October 20, 1999     By:         /s/ F. William Weber
                                     F. William Weber
                                     Chairman, Chief Executive
                                     Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 20, 1999     By:         /s/ F. William Weber
                                     F. William Weber
                                     Chairman, Chief Executive
                                     Officer and Director

October 20, 1999     By:         /s/ Dana S. Weber
                                     Dana S. Weber
                                     President, Chief Operating Officer
                                     and Director

October 20, 1999     By:         /s/ Michael P. Howard
                                     Michael P. Howard
                                     Chief Financial Officer

October 20, 1999     By:         /s/ Christopher L. Kowalski
                                     Christopher L. Kowalski
                                     President-Phillips & Johnston, Inc.

October 20 1999      By:         /s/ Frederick C. Ermel
                                     Frederick C. Ermel
                                     Director

October 20, 1999     By:         /s/ Neven C. Hulsey
                                     Neven C. Hulsey
                                     Director

October 20, 1999     By:         /s/ Kenneth E. Case
                                     Kenneth E. Case
                                     Director

                            WEBCO INDUSTRIES, INC.


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    For the Three Years Ended July 31, 1999

                            (Dollars in Thousands)

                                  Additions


                   Balance at   Charged to  Charged to              Balance at
                  Beginning of   Costs and    Other        (1)        End of
Description          Period      Expenses    Accounts   Deductions    Period

Allowance for
 bad debts:
   1997                 110         (2)         -         (59)          49
   1998                  49        139          -          (9)         179
   1999                 179         45          -          (7)         217


    (1)  Amounts represent write-offs, net of recoveries.

                                                                Exhibit 23.1
Webco Industries, Inc.
9101 West 21st Street
Sand Springs, OK 70463


We consent to the incorporation by reference in the registration statements of Webco Industries, Inc. on Form S-3 (File No. 333-22779 and 333-67923) and Form S-8 (File No. 333-49219) of our report dated September 16, 1999, relating to the consolidated financial statements and financial statement schedule which appears in this Form 10-K.


PricewaterhouseCoopers LLP

Tulsa, Oklahoma
October 22, 1999

                                                                Exhibit 23.2




Webco Industries, Inc.
9101 West 21st Street
Sand Springs, OK 70463

We consent to the incorporation by reference in the registration statements of Webco Industries, Inc. on Form S-3 (File No. 333-22779 and 333-67923) and Form S-8 (File No. 333-49219) of our report dated June 29, 1998, on our audit of the financial statements of Phillips & Johnston, Inc. as of December 31, 1997, and for the year ended December 31, 1997, which report is included in the Annual Report on Form 10-K of Webco Industries, Inc. for the fiscal year ended July 31, 1999.


Dugan & Lopatka

Wheaton, Illinios
September 21, 1999