Form 10-Q
period 1999-10-31
WEBCO INDUSTRIES INC
filed 1999-12-10
CIK 916314

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,073,723 shares of Common Stock, $0.01 par value, as of November 30, 1999.

                    WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                              TABLE OF CONTENTS
                                                                    Page
                                                                   Number
                                                                  --------

PART I   FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements (Unaudited):
                   Balance Sheets                                    3
                   Statements of Income                              4
                   Statements of Cash Flows                          5
                   Notes to Unaudited Financial Statements           6-7
                   Report of Review by Independent
                     Accountants                                     8

        Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                        9-13

PART II  OTHER INFORMATION

        Item 1.  Legal Proceedings                                   14
        Item 2.  Changes in Securities                               14
        Item 3.  Defaults Upon Senior Securities                     14
        Item 4.  Submission of Matters to a Vote of
                   Security Holders                                  14
        Item 5.  Other Information                                   14
        Item 6.  Exhibits and Reports on Form 8-K                    14

SIGNATURES                                                           15

                    WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except par value)
                                 (Unaudited)
                                                             October 31,     July 31,
ASSETS                                                           1999          1999
                                                               -------       -------
Current assets:
     Cash                                                     $    229      $    180
     Accounts receivable, net                                   18,011        17,179
     Inventories                                                34,227        30,785
     Prepaid expenses                                              446           289
     Deferred income tax asset                                   3,146         3,013
                                                               -------       -------
       Total current assets                                     56,059        51,446

Property, plant and equipment:
     Land                                                        1,436         1,436
     Buildings and improvements                                 18,451        15,519
     Machinery and equipment                                    69,736        67,666
     Computer equipment and software                             9,214         7,515
     Furniture and fixtures                                        852           712
     Construction in progress                                    1,788         5,681
     Less accumulated depreciation and amortization            (35,369)      (34,252)
                                                               -------       -------
       Net property, plant and equipment                        66,108        64,277

Notes receivable from related parties                            1,824         1,824

Other assets, net                                                3,667         2,934
                                                               -------       -------
       Total assets                                           $127,658      $120,481
                                                               =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $ 12,937      $ 12,784
     Accrued liabilities                                         5,851         5,421
     Current portion of long-term debt                           1,125           895
                                                               -------       -------
       Total current liabilities                                19,913        19,100

Long-term debt                                                  45,860        39,746

Deferred income tax liability                                   12,146        11,962

Commitments and contingencies (Note 3)

Stockholders' equity:
     Common stock, $.01 par value, 12,000,000
       shares authorized, 7,073,723 shares issued
       and outstanding                                              71            71
     Additional paid-in capital                                 35,732        35,732
     Retained earnings                                          13,936        13,870
                                                               -------       -------
       Total stockholders' equity                               49,739        49,673
                                                               -------       -------
       Total liabilities and stockholders' equity             $127,658      $120,481
                                                               =======       =======

See accompanying notes to unaudited consolidated financial statements.

                    WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
         (Dollars and shares in thousands, except per share amounts)
                                 (Unaudited)
                                                                 Three Months Ended
                                                                    October 31,
                                                                 1999          1998
Net sales                                                     $ 33,322      $ 36,583
Cost of sales                                                   28,383        29,616
                                                               -------       -------
Gross profit                                                     4,939         6,967

Selling, general and administrative expenses                     4,078         4,412
                                                               -------       -------
Income from operations                                             861         2,555

Interest expense                                                   757           599
                                                               -------       -------
Income before income taxes                                         104         1,956

Provision for income taxes                                          38           744
                                                               -------       -------
Net income                                                    $     66      $  1,212
                                                               =======       =======
Net income per common share:
   Basic                                                      $    .01      $    .17
                                                               =======       =======
   Diluted                                                    $    .01      $    .17
                                                               =======       =======
Weighted average common shares outstanding:
   Basic                                                         7,074         7,169
                                                               =======       =======
   Diluted                                                       7,074         7,193
                                                               =======       =======





See accompanying notes to unaudited consolidated financial statements.

                    WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                                 Three Months Ended
                                                                    October 31,
                                                                 1999          1998
Cash flows from operating activities:
   Net income                                                 $     66      $  1,212
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                             1,448         1,207
       Loss (gain) on write-off and disposition
         of property, plant and equipment                           33            (7)
       Deferred tax expense                                         51           526
       (Increase) decrease in:
          Accounts receivable                                     (832)           80
          Inventories                                           (3,442)       (1,068)
          Prepaid expenses                                        (157)          (51)
       Increase (decrease) in:
          Accounts payable                                      (3,651)        1,236
          Accrued liabilities                                      430           109
                                                               -------       -------
Net cash provided by (used in) operating activities             (6,054)        3,244
                                                               -------       -------
Cash flows from investing activities:
   Capital expenditures                                         (3,385)       (3,057)
   Proceeds from sale of property, plant and equipment              21             7
   Other                                                          (804)         (177)
                                                               -------       -------
Net cash used in investing activities                           (4,168)       (3,227)
                                                               -------       -------
Cash flows from financing activities:
   Proceeds from long-term debt                                 32,912        34,735
   Principal payments on long-term debt                        (26,568)      (35,083)
   Increase (decrease) in book overdrafts                        3,927           329
                                                               -------       -------
Net cash provided by (used in) financing activities             10,271           (19)
                                                               -------       -------

Net increase (decrease) in cash                                     49            (2)

Cash, beginning of period                                          180           266
                                                               -------       -------
Cash, end of period                                           $    229      $    264
                                                               =======       =======




See accompanying notes to unaudited consolidated financial statements.

                    WEBCO INDUSTRIES, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

     The unaudited condensed consolidated financial statements include the accounts of Webco Industries, Inc. ("Webco" or together with its subsidiary, the "Company") and its wholly owned subsidiary Phillips & Johnston, Inc. ("P&J"), a Chicago based sales organization and value-added processor of tubular products. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

     The financial statements include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at October 31, 1999, and results of operations and cash flows for the three months ended October 31, 1999 and October 31, 1998. Results for the three months ended October 31, 1999 are not necessarily indicative of results that will be realized for the full fiscal year. The year-end balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 1999.

Note 2 - Inventories

     At October 31, 1999 and July 31, 1999, inventories were as follows (in thousands):

                           October 31, 1999    July 31, 1999
                           ----------------    -------------
       Raw materials           $ 19,541           $ 16,437
       Work-in-process            2,517              1,908
       Finished goods            10,402             10,728
       Maintenance parts
          and supplies            1,767              1,712
                                -------            -------
       Total inventories       $ 34,227           $ 30,785
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

                    WEBCO INDUSTRIES, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Common Stock and Common Stock Equivalents

     Presented below is a reconciliation of the differences between actual weighted average shares outstanding and diluted weighted average shares (in thousands, except per share amounts).

                                                        Three Months Ended
                                                            October 31,
                                                        1999          1998
                                                        -----         -----
Basic EPS:
Weighted average shares outstanding                     7,074         7,169

Effect of dilutive securities: Options                      -            24
                                                        -----         -----
Diluted EPS:
Diluted weighted average shares outstanding             7,074         7,193
                                                        =====         =====
Anti-dilutive options outstanding:
    Number of options                                     717           227
                                                        =====         =====
    Weighted average exercise price                     $5.99         $7.30
                                                        =====         =====


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

     The Company measures segment profit or loss as segment income before income taxes. Information on the Company's segments is as follows (Dollars in thousands):

                                          Tubing
                                         Products     QuikWater      Total
                                         --------     ---------     -------
Quarter-ended October 31, 1999:
Revenues                                 $ 32,678      $    644    $ 33,322
Segment pre-tax income or (loss)              534          (430)        104

Quarter-ended October 31, 1998:
Revenues                                   35,846           737      36,583
Segment pre-tax income or (loss)            2,358          (402)      1,956

<AUDIT-REPORT>
REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Webco Industries, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Webco Industries, Inc. and subsidiary as of October 31, 1999, and the related condensed consolidated statements of income for the three-month periods ended October 31, 1999 and 1998 and cash flows for the three-month periods ended October 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Webco Industries, Inc. and subsidiary as of July 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 16, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1999 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



PricewaterhouseCoopers LLP


Tulsa, Oklahoma
November 19, 1999
</AUDIT-REPORT>

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

     Webco Industries, Inc., an Oklahoma corporation founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer, is a specialty manufacturer of high-quality carbon and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: welded carbon heat exchanger and boiler tubing, stainless tube and pipe, and specialty carbon mechanical tubing for use in consumer durable and capital goods. Management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger and boiler tubing, and the leading supplier of stainless tubing for certain niche applications. The Company's subsidiary, P&J, represents several manufacturers who produce various non-competing mechanical and specialty tubular products made from copper, brass, aluminum, stainless steel and carbon steel, among others. This access to other tubing products allows the Company to better serve its customers by offering a full range of tubing products. Through its QuikWater division, the Company manufactures and markets a patented direct contact water heater for commercial and industrial applications. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,300 customers throughout North America.

     Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its subsidiary, P&J, on a consolidated basis.


Results of Operations for the Three Months Ended October 31, 1999 Compared with the Three Months Ended October 31, 1998

     Manufactured Tubing Product sales for the quarter ended October 31, 1999 were $29,460,000, a decrease of 8.9 percent from the $32,332,000 for the same quarter last year. The $2,872,000 decrease in net sales is primarily the result of a 3.5 percent decrease in the tonnage of tubing sold and a 5.6 percent decrease in the average net sales price per ton. The tonnage of tubing sold was down primarily as a result of the one-week suspension in production at the Company's Sand Springs, Oklahoma, facility for the installation of the enterprise resource planning software and other maintenance projects at the location. The decrease in the average net selling price is a combination of a change in sales mix and the continued erosion in pricing obtained for carbon products.

     Gross profit for Manufactured Tubing Products decreased to $3,999,000, or
13.6 percent of net sales, for the first quarter of fiscal 2000 from $6,079,000, or 18.8 percent of net sales, for the same period in fiscal 1999. This is a function of a decrease in the tonnage sold, as explained above, and continued pricing pressures in the carbon market.

     Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products decreased 8.4 percent to $3,218,000 for the period ended October 31, 1999 from $3,514,000 for the period ended October 31, 1998. Gross Profit from Other Tubing Products decreased to $773,000, or 24.0 percent of net sales, for the first quarter of fiscal 2000 from $806,000, or
22.9 percent of net sales, for the same period in fiscal 1999. These changes were primarily the result of a change in sales mix.

Sales for QuikWater were $644,000 for the first quarter of fiscal 2000, which is 12.6 percent less than the $737,000 in sales for the same period in fiscal 1999. Gross profit for QuikWater was $167,000, or 25.9 percent of net sales, for the first quarter of fiscal 2000 as compared to $82,000, or 11.1 percent of net sales, for the same period of fiscal 1999. The increase in gross profit is a reflection of increased efficiencies in manufacturing and cost reduction efforts made by management.

     Selling, general and administrative expenses were $4,078,000 for the first quarter of fiscal 2000 compared to $4,412,000 for the same quarter of fiscal 1999. The decrease in the current quarter is primarily the result of a $290,000 decrease in legal fees related to the Thermatool litigation, along with a $215,000 decrease in profit sharing and bonuses to employees, partially offset by an increase of $100,000 in depreciation expense related to the enterprise software system.

     Interest expense for the current period was $757,000 ($859,000 prior to interest capitalization) as compared to interest expense of $599,000 ($692,000 prior to interest capitalization) for the same quarter last year. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended October 31, 1999 being $41.4 million as compared to $32.4 million for the same period last year. The average interest rate was 7.32 percent in the first quarter of fiscal 2000 compared with 7.43 percent in the first quarter of fiscal 1999. A significant portion of the Company's debt bears an interest rate that fluctuates with LIBOR. Due to the recent increases in LIBOR interest rates, the Company expects a higher average interest rate in the second quarter of fiscal 2000.

     The recorded income tax expense for the quarter ended October 31, 1999 is based upon the estimated annual combined effective federal and state income tax rates.


Liquidity and Capital Resources

     Net cash used in operations was $6,054,000 for the three months ended October 31, 1999 versus net cash provided by operations of $3,244,000 for the three month period ended October 31, 1998. Receivables increased $832,000 during the current period, and decreased $80,000 for the same period last year, primarily due to stronger sales in the later half of the current quarter. Inventories increased $3,442,000 for the period ended October 31, 1999 due to strategic purchases of raw materials, which were made in anticipation of rising prices. Inventories increased $1,068,000 for the period ended October 31, 1998. Accounts payable decreased $3,651,000 during the current period and increased $1,236,000 for the same period last year, however, the current period decrease is principally offset by an increase of $3,927,000 in book overdrafts. In addition, accrued liabilities increased by $430,000 for the period ended October 31, 1999, compared to an increase of $109,000 during the same period last year.

     Net cash used in investing activities for the three months ended October 31, 1999 was $4,168,000, which was $941,000 greater than the $3,227,000 used in investing activities during the same period in fiscal 1998. Capital expenditures made during the current period related to progress with the expansion of the Oil City facility, installation of new enterprise resource planning software and continued progress with the expansion of the stainless facility, as well as other projects, which are expected to increase capacity and improve productivity. The increase in other assets relates to deposits made as part of the Oil City expansion.

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

     The Company's financing arrangements provide for a term loan of $25 million and a line of credit of $25 million. As of October 31, 1999, the Company had $25 million outstanding on the term loan, and $18.4 million under the revolving line of credit. These loans mature on August 31, 2002, and are collateralized by substantially all of the Company's assets other than the Sand Springs and Oil City real estate. The Company may have borrowings and outstanding letters of credit ($2,606,000 at October 31, 1999) under the revolving credit facility up to the lesser of $25 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At October 31, 1999, $4.0 million was available for borrowing under this line of credit.

     The Company has arranged for a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City, Pennsylvania, plant. The line matures on August 31, 2002, and is collateralized by equipment. At October 31, 1999, $1 million was outstanding on the facility and $4 million was available for borrowing.

     The Company has arranged for financing with various public agencies related to the Oil City facility, of which, $1.4 million is outstanding and an additional $1.3 million remains available for borrowing as of October 31, 1999. The notes are collateralized by the underlying real estate and/or equipment, and the guarantee of the principal stockholder/officer. The notes mature over a 5 to 9 year period.

     P&J has a line of credit agreement for $2,000,000 and term loans of $250,000 and $500,000 with its primary lender. As of October 31, 1999, the Company had no outstanding balance under the line of credit and $16,000 and $459,000, respectively, outstanding on the term loans. The line of credit matures on November 30, 2000, and the term loans mature in January 2000 and April 2004, respectively, and are collateralized by P&J's assets. At October 31, 1999, $2 million was available for borrowing under the line of credit.

     In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt. With the exception of the expansion of its facilities in Oil City, the Company currently believes that working capital provided by operations will fund capital spending through fiscal 2000.


Stock Repurchase Plan

     In March 1999, the Company's Board of Directors approved a plan to acquire up to $500,000 of its common stock. Of the approved $500,000 repurchase, the Company acquired 95,000 shares of stock for approximately $448,000 during the third and fourth quarters of fiscal 1999.

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

     In the third quarter of fiscal 1998, the Company purchased and began installation of a Year 2000 compliant ERP system. The installation process consisted of four phases. The first phase of installation, addressing the financial, purchasing and plant maintenance functions, was successfully completed before the end of fiscal 1998. The remaining four modules include sales orders, materials management, shop floor control and production planning. These modules were completed (installed and tested) at the Mannford, Oklahoma, facility in April 1999 and at the Sand Springs, Oklahoma, facility in September 1999. The same system was implemented at the Oil City, Pennsylvania, facility on November 30, 1999. The Year 2000 compliant ERP system has now been implemented for all facilities and key business processes throughout the Company.

     The Company has completed an evaluation of other information technology systems such as phone systems, e-mail, faxes, local area networks, servers and personal computers. All items of consequence are now year 2000 compliant and the few remaining ones are scheduled to be replaced with Year 2000 compliant software and equipment before December 31, 1999. Other important systems, including equipment used in manufacturing and processing, are basically signal driven systems where dates play no role in the operating logic.

     The Company has surveyed key third party suppliers and is not aware of any remaining significant year 2000 problems. However, this does not insure there will be no problems in this area. The impact of non-compliance by third party suppliers of key components, materials or services could still effect operations and timely delivery of products. Y2K readiness problems by our customers could also cause reductions in orders due to their inability to
control their own production or sales processes.   Therefore, the company
continues to develop contingency plans to help mitigate potential failures. Included in the contingency plans, for example, are procedures for contacting customers in the event of a supplier failure, procedures to maintain certain inventory levels, and maintenance of Y2K readiness and contact information for critical vendors and customers.

     After the final implementation in Oil City, noted above, of the new ERP System, and disposition of the initial installation and startup problems, the Company believes the Year 2000 issue will not pose significant operational problems for its computer systems. However, if the newly activated ERP system were to contain latent defects, such defects could have a material affect on the operations of the company until such problems were resolved. Ramifications could include mismatched material purchase orders, customer sales orders, and possible delays caused by the need to manually audit materials planning, purchasing, order backlog, and capacity planning functions. Systems problems and the resulting delays could conceivably result in, among other things, damage to customer relationships, lost sales, and significant customer claims.

     As of October 31, 1999, the Company had spent $6.1 million on the ERP system, and the Company currently estimates another $500,000 will be expended to complete the project. Of the $6.6 million total expenditure, over 25 percent is hardware related, including upgrading the Company's mid-range computers and the placement of personal computers on the shop floor. Due to the necessity of technology upgrades generally, it would be arbitrary to allocate any portion of this project exclusively to the correction of year 2000 issues. Therefore, no such allocation has been attempted.

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


Safe Harbor for Forward Looking Statements: Certain statements in this Form 10-Q, including statements preceded by, or predicated upon the words "expects" and "believes", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others: general economic and business conditions, competition from imports, changes in manufacturing technology, industry capacity, domestic competition, raw material costs and availability, loss of significant customers and customer and vendor work stoppages, successful implementation of enterprise software and Year 2000 compliance by customers and vendors. The reader should refer to Part I, Item 1: "Forward Looking Statements" of the Company's Form 10-K for the year ended July 31, 1999 for additional information regarding this matter.

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


                              WEBCO INDUSTRIES, INC.



     December 7, 1999         /s/Michael P. Howard
                              Michael P. Howard
                              Treasurer
                              Chief Financial Officer
                              Vice President of Finance and Administration

EXHIBIT 15.1



WEBCO INDUSTRIES, INC.
LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION





Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D.C. 20549


Re:  Webco Industries, Inc.
     Registration on Form S-3 and S-8


We are aware that our report dated November 19, 1999, on our review of the interim financial information of Webco Industries, Inc. for the periods ended October 31, 1999 and 1998, and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-3 (File nos. 333-22779 and 333-67923) and S-8 (File no. 333-49219).



PricewaterhouseCoopers LLP

Tulsa, Oklahoma
December 7, 1999