Form 10-Q
period 2000-01-31
WEBCO INDUSTRIES INC
filed 2000-03-13
CIK 916314

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

                                      Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from _________________ to ____________________

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,073,723 shares of Common Stock, $0.01 par value, as of March 1, 2000.

                    WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                              TABLE OF CONTENTS
                                                                    Page
                                                                   Number
                                                                  --------

PART I   FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements (Unaudited):
                   Balance Sheets                                   3
                   Statements of Income                             4
                   Statements of Cash Flows                         5
                   Notes to Unaudited Financial Statements          6-7
                   Report of Review by Independent
                     Accountants                                    8

        Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                       9-13

PART II  OTHER INFORMATION

        Item 1.  Legal Proceedings                                  14
        Item 2.  Changes in Securities                              14
        Item 3.  Defaults Upon Senior Securities                    14
        Item 4.  Submission of Matters to a Vote of
                   Security Holders                                 14
        Item 5.  Other Information                                  15
        Item 6.  Exhibits and Reports on Form 8-K                   15

SIGNATURES                                                          16

                        WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except par value)
                                     (Unaudited)
                                                             January 31,     July 31,
ASSETS                                                           2000          1999
                                                               -------       -------
Current assets:
     Cash                                                     $    146      $    180
     Accounts receivable, net                                   17,256        17,179
     Inventories                                                35,810        30,785
     Prepaid expenses                                              622           289
     Deferred income tax asset                                   3,146         3,013
                                                               -------       -------
       Total current assets                                     56,980        51,446

Property, plant and equipment:
     Land                                                        1,436         1,436
     Buildings and improvements                                 18,556        15,519
     Machinery and equipment                                    69,364        67,666
     Computer equipment and software                             9,012         7,515
     Furniture and fixtures                                      1,162           712
     Construction in progress                                    3,883         5,681
     Less accumulated depreciation and amortization            (36,634)      (34,252)
                                                               -------       -------
       Net property, plant and equipment                        66,779        64,277

Notes receivable from related parties                            1,795         1,824

Other assets, net                                                2,829         2,934
                                                               -------       -------
       Total assets                                           $128,383      $120,481
                                                               =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $ 14,572      $ 12,784
     Accrued liabilities                                         5,555         5,421
     Current portion of long-term debt                           2,586           895
                                                               -------       -------
       Total current liabilities                                22,713        19,100

Long-term debt                                                  43,687        39,746

Deferred income tax liability                                   12,064        11,962

Commitments and contingencies (Note 3)

Stockholders' equity:
     Common stock, $.01 par value, 12,000,000
       shares authorized, 7,073,723 shares issued
       and outstanding                                              71            71
     Additional paid-in capital                                 35,732        35,732
     Retained earnings                                          14,116        13,870
                                                               -------       -------
       Total stockholders' equity                               49,919        49,673
                                                               -------       -------
       Total liabilities and stockholders' equity             $128,383      $120,481
                                                               =======       =======

See accompanying notes to unaudited consolidated financial statements.

                        WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
             (Dollars and shares in thousands, except per share amounts)
                                     (Unaudited)
                                              Three Months Ended    Six Months Ended
                                                  January 31,          January 31,
                                                2000      1999       2000      1999
Net sales                                    $ 34,898  $ 32,124   $ 68,220  $ 68,707
Cost of sales                                  29,639    27,512     58,022    57,128
                                              -------   -------    -------   -------
Gross profit                                    5,259     4,612     10,198    11,579

Selling, general and administrative
expenses                                        3,979     3,729      8,057     8,141
                                              -------   -------    -------   -------
Income from operations                          1,280       883      2,141     3,438

Interest expense                                  991       599      1,748     1,198
                                              -------   -------    -------   -------
Income before income taxes                        289       284        393     2,240

Provision for income taxes                        109       112        147       856
                                              -------   -------    -------   -------
Net income                                   $    180  $    172   $    246  $  1,384
                                              =======   =======    =======   =======
Net income per common share:
     Basic                                   $    .03  $    .02   $    .03  $    .19
                                              =======   =======    =======   =======
     Diluted                                 $    .03  $    .02   $    .03  $    .19
                                              =======   =======    =======   =======
Weighted average common shares outstanding:
     Basic                                      7,074     7,169      7,074     7,169
                                              =======   =======    =======   =======
     Diluted                                    7,074     7,186      7,074     7,189
                                              =======   =======    =======   =======




See accompanying notes to unaudited consolidated financial statements.

                        WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)
                                                                  Six Months Ended
                                                                     January 31,
                                                                 2000          1999
Cash flows from operating activities:
   Net income                                                 $    246      $  1,384
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                             2,942         2,407
       Loss (gain) on disposition of
         property, plant and equipment                              23            (8)
       Deferred tax expense                                        147           560
       (Increase) decrease in:
          Accounts receivable                                      (77)        2,836
          Inventories                                           (4,428)       (2,320)
          Prepaid expenses                                        (333)         (443)
       Increase (decrease) in:
          Accounts payable                                         712           814
          Accrued liabilities                                      (15)       (1,226)
                                                               -------       -------
Net cash provided by (used in) operating activities               (783)        4,004
                                                               -------       -------
Cash flows from investing activities:
   Capital expenditures                                         (5,983)       (6,214)
   Proceeds from sale of property, plant and equipment              79             7
   Other                                                           (37)         (245)
                                                               -------       -------
Net cash used in investing activities                           (5,941)       (6,452)
                                                               -------       -------
Cash flows from financing activities:
   Proceeds from long-term debt                                 62,227        72,405
   Principal payments on long-term debt                        (56,595)      (67,853)
   Increase (decrease) in book overdrafts                        1,058        (1,144)
                                                               -------       -------
Net cash provided by financing activities                        6,690         3,408
                                                               -------       -------

Net increase (decrease) in cash                                    (34)          960

Cash, beginning of period                                          180           266
                                                               -------       -------
Cash, end of period                                           $    146      $  1,226
                                                               =======       =======




See accompanying notes to unaudited consolidated financial statements.

                    WEBCO INDUSTRIES, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

     The accompanying unaudited consolidated financial statements include the accounts of Webco Industries, Inc. ("Webco" or together with its subsidiary, the "Company") and its wholly owned subsidiary Phillips & Johnston, Inc. ("P&J"), a Chicago based sales organization and value-added processor of tubular products. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

     The financial statements include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at January 31, 2000 and results of operations for the three months and six months ended January 31, 2000 and January 31, 1999, and cash flows for the six months ended January 31, 2000 and January 31, 1999. Results for the three months and six months ended January 31, 2000 are not necessarily indicative of results that will be realized for the full fiscal year. The year-end balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 1999.

Note 2 - Inventories

     At January 31, 2000 and July 31, 1999, inventories were as follows:

                            January 31, 2000   July 31, 1999
                            ----------------   -------------
       Raw materials            $ 19,696          $ 16,437
       Work-in-process             2,111             1,908
       Finished goods             11,655            10,728
       Maintenance parts
          and supplies             2,348             1,712
                                 -------           -------
       Total inventories        $ 35,810          $ 30,785
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

                                             Three Months Ended    Six Months Ended
                                                 January 31,          January 31,
                                                2000     1999       2000     1999
                                                -----    -----      -----    -----
Basic EPS:
Weighted average shares outstanding             7,074    7,169      7,074    7,169

Effect of dilutive securities: Options              -       17          -       20
                                                -----    -----      -----    -----
Diluted EPS:
Diluted weighted average shares outstanding     7,074    7,186      7,074    7,189
                                                =====    =====      =====    =====

Anti-dilutive options outstanding:
    Number of options                             703      216        698      216
                                                =====    =====      =====    =====
    Weighted average exercise price             $5.96    $7.26      $5.97    $7.26
                                                =====    =====      =====    =====

Note 5 - Segment Information

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

     The Company measures segment profit or loss as income (loss) before income taxes. Information on the Company's segments is as follows (Dollars in thousands):

                                          Tubing
                                         Products     QuikWater     Total
                                         --------     ---------    -------
Quarter-ended January 31, 2000:
Revenues                                 $ 33,936      $    962   $ 34,898
Segment pre-tax income (loss)                 603          (314)       289

Quarter-ended January 31, 1999:
Revenues                                   31,266           858     32,124
Segment pre-tax income (loss)                 627          (343)       284

Six months ended January 31, 2000:
Revenues                                   66,614         1,606     68,220
Segment pre-tax income (loss)               1,137          (744)       393

Six months ended January 31, 1999:
Revenues                                   67,113         1,594     68,707
Segment pre-tax income (loss)               2,985          (745)     2,240

<AUDIT-REPORT>
REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Webco Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiary as of January 31, 2000, and the related consolidated statements of income for the three-month and six-month periods ended January 31, 2000 and 1999 and cash flows for the six-month periods ended January 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Webco Industries, Inc. and subsidiary as of July 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 16, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of July 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 25, 2000
</AUDIT-REPORT>

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

Results of Operations for the Three Months Ended January 31, 2000 Compared with the Three Months Ended January 31, 1999

     Manufactured Tubing Product sales for the quarter ended January 31, 2000 were $30,964,000, an increase of 7.9 percent from the $28,695,000 for the same quarter last year. The $2,269,000 increase in net sales is primarily the result of a 8.6 percent increase in the tonnage of tubing sold and a .7 percent decrease in the average net sales price per ton. Despite the five-day suspension of operations at the Oil City, Pennsylvania facility for the installation of the Enterprise Resource Planning ("ERP") software and other expansion projects, the Company was able to increase the tonnage sold over the prior year period. The tonnage of tubing sold was up primarily as a result of the growth in the Company's mechanical tubing markets, which was largely offset by the decline in heat exchanger sales. The decrease in the average net selling price is a combination of a change in sales mix and the continued erosion in pricing obtained for carbon heat exchanger and boiler tube products. Since the Oil City facility was the final plant to install the ERP software, the Company does not expect any further significant production downtime for system implementation.

     Gross profit for Manufactured Tubing Products increased to $4,366,000 or
14.1 percent of net sales for the second quarter of fiscal 2000 from $4,022,000 or 14.0 percent of net sales for the same period in fiscal 1999. The slight improvement in sales is a function of the increase in the tonnage sold, as explained above.

     Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products increased 15.6 percent to $2,972,000 for the quarter ended January 31, 2000 from $2,571,000 for the quarter ended January 31, 1999. Gross profit from Other Tubing Products increased to $720,000, or 24.2 percent of net sales, for the second quarter of fiscal 2000 from $468,000, or 18.2 percent of net sales, for the same period in fiscal 1999. These increases were primarily the result of a change in sales mix and stronger than expected sales during the current quarter.

     Sales for QuikWater were $962,000 for the second quarter of fiscal 2000, which is 12.1 percent more than the $858,000 in sales for the same period in fiscal 1999. Gross profit for QuikWater was $173,000, or 18.0 percent of net sales, for the second quarter of fiscal 2000 as compared with $122,000, or 14.2 percent of net sales, for the same period of fiscal 1999. The increase in gross profit is a reflection of increased efficiencies in manufacturing and cost reduction efforts made by management. However, as a result of low volume, gross profit figures remain low due to the under-utilization of available manufacturing capacity.

     Selling, general and administrative expenses were $3,979,000 for the second quarter of fiscal 2000 compared with $3,729,000 for the same quarter of fiscal 1999. The increase in the current quarter is primarily the result of an increase in depreciation expense of $124,000 related to the ERP system and $176,000 of additional information technology expenses incurred in the support of, and transition to, the new ERP system.

     Interest expense for the current period was $991,000 ($1,032,000 prior to interest capitalization) as compared with interest expense of $599,000 ($724,000 prior to interest capitalization) for the same quarter last year. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended January 31, 2000 being $44.2 million as compared with $34.5 million for the same period last year. The average interest rate was 7.79 percent in the second quarter of fiscal 2000 compared with 7.34 percent in the second quarter of fiscal 1999. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. LIBOR, much like the prime rate, experienced increases during the second quarter of fiscal 2000. However, unlike the prime rate, LIBOR has decreased marginally since the end of the calendar year. Higher borrowing levels have resulted from increased inventories and the expansions in Oil City, Pennsylvania, and Mannford, Oklahoma.

     The recorded income tax expense for the quarter ended January 31, 2000 is based upon the estimated annual combined effective federal and state income tax rates.

Results of Operations for the Six Months Ended January 31, 2000 Compared with the Six Months Ended January 31, 1999

     Manufactured Tubing Product sales for the six months ended January 31, 2000 decreased .7 percent to $60,425,000 as compared with $60,844,000 for the same period last year. The $419,000 decrease in net sales is primarily the result of a 3.4 percent decrease in the average net sales price per ton, which was offset by a 2.8 percent increase in the tonnage of tubing sold. Despite the five-day and seven-day suspensions in operations at the Oil City, Pennsylvania and Sand Springs, Oklahoma facilities, respectively, during the six-month period for the installation of the ERP software and other facility projects, the Company was able to increase the tonnage sold over the prior period. The overall increase in the tonnage of tubing sold was the result of increased sales of mechanical tubing, which was largely offset by declines in sales of carbon heat exchanger products. The decrease in the average net selling price is a result of pricing pressure throughout most carbon product markets, although predominantly in heat exchanger and mechanical products.

     Gross profit for Manufactured Tubing Products was $8,366,000, or 13.8 percent of net sales, for the first six months of fiscal 2000 compared with $10,077,000, or 16.6 percent of net sales, for the same period in fiscal 1999. This is a function of a 3.4 percent decrease in the average net sales price per ton, noted above, which was partially offset by a .6 percent decrease in the average manufactured cost per ton of tubing sold.

     Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products decreased 1.3 percent to $6,189,000 for the six-month period ended January 31, 2000 from $6,269,000 for the same period ended January 31, 1999. Gross profit from Other Tubing Products increased to $1,492,000, or
24.1 percent of net sales, for the first six months of fiscal 2000 from $1,298,000, or 20.7 percent of net sales, for the same period in fiscal 1999. This was primarily the result of a change in sales mix.

     Sales for QuikWater were $1,606,000 for year to date fiscal 2000 compared to $1,594,000 sales for the same period in fiscal 1999. Gross profit for QuikWater was $340,000, or 21.2 percent of net sales, for the first six months of fiscal 2000 as compared with $204,000, or 12.8 percent of net sales, for the same period of fiscal 1999. The increase in gross profit is a reflection of increased efficiencies in manufacturing and cost reduction efforts made by management. However, as a result of low volume, gross profit figures remain low due to the under-utilization of available manufacturing capacity.

     Selling, general and administrative expenses year to date for fiscal 2000 were $8,057,000 compared with $8,141,000 for the same period of fiscal 1999. The decrease in the current period is primarily the result of decreases of $348,000 in legal fees principally related to the Thermatool litigation and $215,000 in profit sharing to employees. These decreases were principally offset by an increase in depreciation of $224,000 related to the ERP system and $252,000 of additional information technology expenses incurred in the support of, and transition to, the new ERP system.

     Interest expense for the current six-month period was $1,748,000 ($1,891,000 prior to interest capitalization) as compared with interest expense of $1,198,000 ($1,416,000 prior to interest capitalization) for the same period last year. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the six months ended January 31, 2000 being $41.8 million as compared with $33.4 million for the same period last year. In addition, the related average interest rate increased slightly to 7.56% for the first six months of fiscal 2000 from 7.39% for the same period in fiscal 1999. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR.
LIBOR, much like the prime rate, experienced increases during the first six months of fiscal 2000. However, unlike the prime rate, LIBOR has decreased marginally since the end of the calendar year. Higher borrowing levels have resulted from increased inventories and the expansions in Oil City, Pennsylvania, and Mannford, Oklahoma.

     The recorded income tax expense for the six months ended January 31, 2000 is based upon the estimated combined annual effective federal and state income tax rates.

Liquidity and Capital Resources

     Net cash used in operations was $783,000 for the six months ended January 31, 2000 versus net cash provided by operations of $4,004,000 for the six months ended January 31, 1999. Accounts receivable increased $77,000 during the current period and decreased $2,836,000 during the same period last year, primarily due to stronger sales in the second quarter of fiscal 2000. Inventories increased $4,428,000 for the six months ended January 31, 2000 due to strategic purchases of raw materials, which were made in anticipation of rising prices. Inventories increased $2,320,000 for the six months ended January 31, 1999. Accounts payable increased $712,000 during the current period and increased $814,000 for the same period last year, while book overdrafts also increased $1,058,000 during the current period principally related to the increase in inventory.

     Net cash used in investing activities for the six months ended January 31, 2000 was $5,941,000, which was $511,000 less than the $6,452,000 used in investing activities during the same period in fiscal 1999. Capital expenditures made during the current period related to the expansion of the Oil City facility, final installations of the new ERP software, and continued progress with the expansion of the stainless facility, as well as other projects, which are expected to increase capacity and improve productivity.

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

     The Company's financing arrangements provide for a term loan of $25 million and a line of credit of $25 million. As of January 31, 2000, the Company had $25 million outstanding on the term loan, and $17 million under the revolving line of credit. These loans mature on August 31, 2002, and are collateralized by substantially all of the Company's assets other than the Sand Springs and Oil City real estate. The Company may have borrowings and outstanding letters of credit ($3,638,000 at January 31, 2000) under the revolving credit facility up to the lesser of $25 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At January 31, 2000, $4.4 million was available for borrowing under this line of credit. Beginning in August 2000, principal payments of $208,000, plus interest, will be due on the term loan each month until maturity.

     The Company has arranged for a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City, Pennsylvania plant. The line matures on August 31, 2002, and is collateralized by equipment. At January 31, 2000, $1.9 million was outstanding on the facility and $3.1 million was available for borrowing. Beginning in April 2000, principal payments of $83,000, plus interest, will be due on the facility each month until maturity.

     The Company has arranged financing with various public agencies related to the Oil City facility, of which, $1.4 million is outstanding and an additional $1.3 million remains available for borrowing as of January 31, 2000. The agency loans are collateralized by the underlying real estate and/or equipment and the guarantee of the principal stockholder/officer. The notes mature over a 4 to 9 year period.

     P&J has a line of credit agreement for $2,000,000 and a term loan of $500,000 with its primary lender. As of January 31, 2000, the Company had no outstanding balance under the line of credit and $437,000 outstanding on the term loan. The line of credit matures on November 30, 2000, and the term loan matures in April 2004. Both loans are collateralized by P&J's assets. At January 31, 2000, $2 million was available for borrowing under the line of credit.

     In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt. With the exception of the expansion of its facilities in Oil City, the Company currently expects capital spending to be limited to projects in process for the remainder of fiscal 2000. The remaining available borrowing on the CAPEX facility (approximately $3.1 million) is committed to funding the purchase of ordered equipment for the Oil City plant.

Stock Repurchase Plan

     In March 1999, the Company's Board of Directors approved a plan to acquire up to $500,000 of its common stock. Of the approved $500,000 repurchase, the Company acquired 95,000 shares of stock for approximately $448,000 during the third and fourth quarters of fiscal 1999.

Information Technology and the Year 2000

     The Company continues to monitor its information and non-information technology systems and to communicate with suppliers and customers to determine whether date disruptions have, or are likely, to occur. To date, no significant disruptions have been identified.

     As of January 31, 2000, the Company had spent $6.3 million on the ERP system and the Company currently estimates another $100,000 of capitalized expenses to complete the project. Of the $6.4 million total expenditure, over 25 percent is hardware related, including upgrading the Company's mid-range computers and the placement of personal computers on the shop floor. Due to the necessity of technology upgrades generally, it would be arbitrary to allocate any portion of this project exclusively to the correction of year 2000 issues. Therefore, no such allocation has been attempted.

Safe Harbor for Forward Looking Statements: Certain statements in this Form 10-Q, including statements preceded by, or predicated upon the words "expects" and "believes", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others: general economic and business conditions, competition from imports, changes in manufacturing technology, industry capacity, domestic competition, raw material costs and availability, loss of significant customers and customer and vendor work stoppages, and technical and data processing capabilities of customers and vendors. The reader should refer to Part I, Item 1: "Forward Looking Statements" of the Company's Form 10-K for the year ended July 31, 1999 for additional information regarding this matter.

PART II OTHER INFORMATION

Item  1.   Legal Proceedings
     In August 1997, the Company filed an action, Webco Industries, Inc. vs. Thermatool Corporation and Alpha Industries, Inc., relating to certain cut-off equipment sold to the Company and installed on Mill 3, which did not perform to specifications. The case, filed in the United States District Court for the Northern District of Oklahoma (Case No. 97-CV-708H (W)), sought recoveries including, but not limited to, the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company. On May 27, 1999 a jury awarded the Company $1.1 million in its claims against Thermatool. On December 1, 1998, the court ruled that the Company could not collect lost profits and certain other incidental and consequential damages, and limited the Company's possible recovery to the purchase price of the equipment plus the cost of improvements and interest. The damages awarded by the jury, accordingly, do not include lost profits by the Company. Now that the first trial has been decided in the Company's favor, the Company has appealed the pre-trial order that prevented the Company from recovering for lost profits, and has appealed the trial court's denial of attorneys' fees and pre-judgment interest. There can be no assurances that the Company will be successful on appeal or that if successful, lost profits or other damages awarded by the appeals court or in the succeeding trial, if any, will be commensurate with actual lost profits and damages and expenses suffered by the Company. Thermatool has appealed the jury's verdict and there can be no assurances as to what the outcome of that appeal will be.

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

Item  2.   Changes in Securities
     None

Item  3.   Defaults Upon Senior Securities
     None

Item  4.   Submission of Matters to a Vote of Security Holders
     On December 1, 1999 the Company held its annual stockholders meeting. During that meeting the following directors were elected to three-year terms:

                                For         Withheld
     F. William Weber        6,806,369       44,935
     Dana S. Weber           6,802,969       48,335

     The following director's terms will continue: Dr. Kenneth E. Case, Frederick C. Ermel, Neven C. Hulsey and Christopher L. Kowalski.

     The appointment of PricewaterhouseCoopers LLP as auditors for 2000 was ratified by the following vote:

                           For         Against         Abstain
                        6,831,731      11,466           8,107

Item  5.   Other Information
     None

Item  6.   Exhibits and Reports on Form 8-K

     A. Exhibits

Exhibit 15.1:   Letter Regarding Unaudited Interim Financial Information.

     B. Reports on Form 8-K
        None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WEBCO INDUSTRIES, INC.



     March 10, 2000          /s/Michael P. Howard
                             Michael P. Howard
                             Treasurer
                             Chief Financial Officer
                             Vice President of Finance and Administration

                                                                 EXHIBIT 15.1



WEBCO INDUSTRIES, INC.
LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION





Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D.C. 20549


Re:  Webco Industries, Inc.
     Registration on Form S-3 and S-8


We are aware that our report dated February 25, 2000, on our review of the interim financial information of Webco Industries, Inc. for the periods ended January 31, 2000 and 1999, and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-3 (File nos. 333-22779 and 333-67923) and S-8 (File no. 333-49219).



PricewaterhouseCoopers LLP

Tulsa, Oklahoma
March 9, 2000