Form 10-Q
period 2000-04-30
WEBCO INDUSTRIES INC
filed 2000-06-15
CIK 916314

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,073,723 shares of Common Stock, $0.01 par value, as of June 1, 2000.

                    WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                              TABLE OF CONTENTS
                                                                    Page
                                                                   Number
                                                                  --------

PART I   FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements (Unaudited):
                   Balance Sheets                                   3
                   Statements of Income                             4
                   Statements of Cash Flows                         5
                   Notes to Unaudited Financial Statements          6-7
                   Report of Review by Independent
                     Accountants                                    8

        Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                       9-13

PART II  OTHER INFORMATION

        Item 1.  Legal Proceedings                                  14
        Item 2.  Changes in Securities                              14
        Item 3.  Defaults Upon Senior Securities                    14
        Item 4.  Submission of Matters to a Vote of
                   Security Holders                                 14
        Item 5.  Other Information                                  14
        Item 6.  Exhibits and Reports on Form 8-K                   14

SIGNATURES                                                          15

                        WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except par value)
                                     (Unaudited)
                                                              April 30,      July 31,
ASSETS                                                           2000          1999
                                                               -------       -------
Current assets:
     Cash                                                     $    646      $    180
     Accounts receivable, net                                   18,832        17,179
     Inventories                                                35,708        30,785
     Prepaid expenses                                              502           289
     Deferred income tax asset                                   3,397         3,013
                                                               -------       -------
       Total current assets                                     59,085        51,446

Property, plant and equipment:
     Land                                                        1,436         1,436
     Buildings and improvements                                 18,888        15,519
     Machinery and equipment                                    70,196        67,666
     Computer equipment and software                             9,442         7,515
     Furniture and fixtures                                      1,165           712
     Construction in progress                                    4,638         5,681
     Less accumulated depreciation and amortization            (37,838)      (34,252)
                                                               -------       -------
       Net property, plant and equipment                        67,927        64,277

Notes receivable from related parties                            1,801         1,824

Other assets, net                                                2,608         2,934
                                                               -------       -------
       Total assets                                           $131,421      $120,481
                                                               =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $ 14,607      $ 12,784
     Accrued liabilities                                         5,707         5,421
     Current portion of long-term debt                           3,647           895
                                                               -------       -------
       Total current liabilities                                23,961        19,100

Long-term debt                                                  45,088        39,746

Deferred income tax liability                                   12,384        11,962

Commitments and contingencies (Note 3)

Stockholders' equity:
     Common stock, $.01 par value, 12,000,000
       shares authorized, 7,073,723 shares issued
       and outstanding                                              71            71
     Additional paid-in capital                                 35,732        35,732
     Retained earnings                                          14,185        13,870
                                                               -------       -------
       Total stockholders' equity                               49,988        49,673
                                                               -------       -------
       Total liabilities and stockholders' equity             $131,421      $120,481
                                                               =======       =======

See accompanying notes to unaudited consolidated financial statements.

                        WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
             (Dollars and shares in thousands, except per share amounts)
                                     (Unaudited)
                                              Three Months Ended   Nine Months Ended
                                                   April 30,            April 30,
                                                2000      1999       2000      1999
Net sales                                    $ 36,289  $ 31,970   $104,509  $100,678
Cost of sales                                  31,468    27,067     89,490    84,195
                                              -------   -------    -------   -------
Gross profit                                    4,821     4,903     15,019    16,483

Selling, general and administrative
expenses                                        3,711     3,750     11,768    11,892
                                              -------   -------    -------   -------
Income from operations                          1,110     1,153      3,251     4,591

Interest expense                                  984       617      2,732     1,816
                                              -------   -------    -------   -------
Income before income taxes                        126       536        519     2,775

Provision for income taxes                         57       189        204     1,045
                                              -------   -------    -------   -------
Net income                                   $     69  $    347   $    315  $  1,730
                                              =======   =======    =======   =======
Net income per common share:
     Basic                                   $    .01  $    .05   $    .04  $    .24
                                              =======   =======    =======   =======
     Diluted                                 $    .01  $    .05   $    .04  $    .24
                                              =======   =======    =======   =======
Weighted average common shares outstanding:
     Basic                                      7,074     7,129      7,074     7,156
                                              =======   =======    =======   =======
     Diluted                                    7,082     7,130      7,074     7,160
                                              =======   =======    =======   =======




See accompanying notes to unaudited consolidated financial statements.

                        WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)
                                                                  Nine Months Ended
                                                                     January 31,
                                                                 2000          1999
Cash flows from operating activities:
   Net income                                                 $    315      $  1,730
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                             4,432         3,677
       Loss (gain) on disposition of
         property, plant and equipment                              33            (8)
       Deferred tax expense                                        216           649
       (Increase) decrease in:
          Accounts receivable                                   (1,653)        3,138
          Inventories                                           (4,326)       (3,497)
          Prepaid expenses                                        (213)         (494)
       Increase (decrease) in:
          Accounts payable                                       1,344         1,557
          Accrued liabilities                                      131        (1,467)
                                                               -------       -------
Net cash provided by operating activities                          279         5,285
                                                               -------       -------
Cash flows from investing activities:
   Capital expenditures                                         (8,463)       (9,121)
   Proceeds from sale of property, plant and equipment              94             7
   Other                                                           113          (237)
                                                               -------       -------
Net cash used in investing activities                           (8,256)       (9,351)
                                                               -------       -------
Cash flows from financing activities:
   Proceeds from long-term debt                                 94,540       105,970
   Principal payments on long-term debt                        (86,446)      (99,197)
   Purchases of common stock                                        -           (440)
   Increase (decrease) in book overdrafts                          349        (1,614)
                                                               -------       -------
Net cash provided by financing activities                        8,443         4,719
                                                               -------       -------

Net increase in cash                                               466           653

Cash, beginning of period                                          180           266
                                                               -------       -------
Cash, end of period                                           $    646      $    919
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

     The financial statements include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at April 30, 2000 and results of operations for the three months and nine months ended April 30, 2000 and April 30, 1999, and cash flows for the nine months ended April 30, 2000 and April 30, 1999. Results for the three months and nine months ended April 30, 2000 are not necessarily indicative of results that will be realized for the full fiscal year. The year-end balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 1999.

Note 2 - Inventories

     At April 30, 2000 and July 31, 1999, inventories were as follows:

                            April 30, 2000     July 31, 1999
                            --------------     -------------
       Raw materials            $ 19,047          $ 16,437
       Work-in-process             2,419             1,908
       Finished goods             11,833            10,728
       Maintenance parts
          and supplies             2,409             1,712
                                 -------           -------
       Total inventories        $ 35,708          $ 30,785
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

                                              Three Months Ended   Nine Months Ended
                                                   April 30,           April 30,
                                                 2000     1999       2000     1999
                                                -----    -----      -----    -----
Basic EPS:
Weighted average shares outstanding             7,074    7,129      7,074    7,156

Effect of dilutive securities: Options              8        1          -        4
                                                -----    -----      -----    -----
Diluted EPS:
Diluted weighted average shares outstanding     7,082    7,130      7,074    7,160
                                                =====    =====      =====    =====

Anti-dilutive options outstanding:
    Number of options                             569      515        714      412
                                                =====    =====      =====    =====
    Weighted average exercise price             $6.42    $6.68      $5.92    $6.87
                                                =====    =====      =====    =====

Note 5 - Segment Information

     The Company has two reportable segments: tubing products and QuikWater, representing the Company's two strategic business units offering different products. The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, production processes and customers, those operations have been aggregated for segment reporting purposes. The tubing products segment manufactures, as well as distributes, tubular products principally made of carbon and stainless steel. QuikWater manufactures a patented direct contact high efficiency water heater.

     The Company measures segment profit or loss as income (loss) before income taxes. Information on the Company's segments is as follows (Dollars in thousands):

                                          Tubing
                                         Products     QuikWater     Total
                                         --------     ---------    -------
Quarter-ended April 30, 2000:
Revenues                                 $ 35,766      $    523   $ 36,289
Segment pre-tax income (loss)                 578          (452)       126

Quarter-ended April 30, 1999:
Revenues                                   31,228           742     31,970
Segment pre-tax income (loss)                 941          (405)       536

Nine months ended April 30, 2000:
Revenues                                  102,380         2,129    104,509
Segment pre-tax income (loss)               1,715        (1,196)       519

Nine months ended April 30, 1999:
Revenues                                   98,342         2,336    100,678
Segment pre-tax income (loss)               3,925        (1,150)     2,775

<AUDIT-REPORT>
REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Webco Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiary as of April 30, 2000, and the related consolidated statements of income for the three-month and nine-month periods ended April 30, 2000 and 1999 and cash flows for the nine-month periods ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP


Tulsa, Oklahoma
May 23, 2000
</AUDIT-REPORT>

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

     Webco Industries, Inc., an Oklahoma corporation, was founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer. Webco is a specialty manufacturer of high-quality carbon and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: welded heat exchanger tubing, carbon boiler tubing, stainless tube and pipe, and specialty carbon mechanical tubing for use in consumer durable and capital goods. Management believes that Webco is the domestic market leader in the manufacture of welded carbon heat exchanger and boiler tubing, and the leading supplier of stainless tubing for certain niche applications. The Company's subsidiary, P&J, represents several manufacturers who produce various non-competing mechanical and specialty tubular products made from copper, brass, aluminum, stainless steel and carbon steel, among others. This access to other tubing products allows the Company to better serve its customers by offering a full range of tubing products. Through its QuikWater division, the Company manufactures and markets a patented direct contact water heater for commercial and industrial applications. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,300 customers throughout North America.

     Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its subsidiary, P&J, on a consolidated basis.

Results of Operations for the Three Months Ended April 30, 2000 Compared with the Three Months Ended April 30, 1999

     Manufactured Tubing Product sales for the quarter ended April 30, 2000 were $32,710,000, an increase of 15.7 percent from the $28,276,000 for the same quarter last year. The $4,434,000 increase in net sales is primarily the result of a 17.2 percent increase in the tonnage of tubing sold being partially offset by a 1.3 percent decrease in the average net sales price per ton. The tonnage of tubing sold was up primarily as a result of the growth in the Company's stainless and boiler tubing markets, which was partially offset by a decline in heat exchanger sales. The decrease in the average net selling price is a combination of a change in sales mix and the continued erosion in heat exchanger and mechanical pricing.

     Gross profit for Manufactured Tubing Products decreased to $4,107,000, or
12.6 percent of net sales, for the third quarter of fiscal 2000 from $4,210,000,or 14.9 percent of net sales, for the same period in fiscal 1999. The decline in gross profit percentage is a function of an increase in raw material prices and declines in pricing, as explained above.

     Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products increased 3.5 percent to $3,056,000 for the quarter ended April 30, 2000 from $2,952,000 for the quarter ended April 30, 1999. Gross profit from Other Tubing Products increased to $674,000, or 22.1 percent of net sales, for the third quarter of fiscal 2000 from $637,000, or 21.6 percent of net sales, for the same period in fiscal 1999. These increases were primarily the result of a change in sales mix.

     Sales for QuikWater were $523,000 for the third quarter of fiscal 2000, which is 29.5 percent less than the $742,000 in sales for the same period in fiscal 1999. Gross profit for QuikWater was $40,000, or 7.6 percent of net sales, for the third quarter of fiscal 2000 as compared with $56,000, or 7.5 percent of net sales, for the same period of fiscal 1999. The decline in gross profit is a reflection of the decrease in sales for the quarter and, as a result of low volume, gross profit percentages remain depressed due to the under-utilization of available manufacturing capacity.

     Selling, general and administrative expenses were $3,711,000 for the third quarter of fiscal 2000 compared with $3,750,000 for the same quarter of fiscal 1999. The decrease in the current quarter is primarily the result of increases in depreciation expense of $180,000 related to the Enterprise Resource Planning ("ERP") system and sales commissions of $100,000, which were more than offset by a decline of approximately $360,000 in legal expenses related to Thermatool and labor matters.

     Interest expense for the current period was $984,000 ($1,058,000 prior to interest capitalization) as compared with interest expense of $617,000 ($760,000 prior to interest capitalization) for the same quarter last year.
The increase in interest expense prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended April 30, 2000 being $45.9 million as compared with $36.4 million for the same period last year. In addition, the average interest rate was 7.94 percent in the third quarter of fiscal 2000 compared with 7.03 percent in the third quarter of fiscal 1999. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. LIBOR, much like the prime rate, experienced increases during the third quarter of fiscal 2000. Higher borrowing levels have resulted from increased inventories, implementation of the ERP system, and the expansions in Oil City, Pennsylvania, and Mannford, Oklahoma.

     The recorded income tax expense for the quarter ended April 30, 2000 is based upon the estimated annual combined effective federal and state income tax rates.

Results of Operations for the Nine Months Ended April 30, 2000 Compared with the Nine Months Ended April 30, 1999

     Manufactured Tubing Product sales for the nine months ended April 30, 2000 increased 4.2 percent to $93,135,000 as compared with $89,347,000 for the same period last year. The $3,788,000 increase in net sales is primarily the result of a 7.1 percent increase in the tonnage of tubing sold, which was offset by a
2.7 percent decrease in the average net sales price per ton. The overall increase in the tonnage of tubing sold was the result of increased sales of mechanical and stainless tubing, which was largely offset by the decline in sales of carbon heat exchanger products. The decrease in the average net selling price is a result of pricing pressure throughout most carbon product markets, although predominantly in heat exchanger and mechanical products.

     Gross profit for Manufactured Tubing Products was $12,473,000, or 13.4 percent of net sales, for the first nine months of fiscal 2000 compared with $14,317,000, or 16.0 percent of net sales, for the same period in fiscal 1999. This is a function of a 2.7 percent decrease in the average net sales price per ton, noted above, which was partially offset by a .2 percent decrease in the average manufactured cost per ton of tubing sold.

     Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products increased 2.8 percent to $9,245,000 for the nine-month period ended April 30, 2000 from $8,995,000 for the same period ended April 30, 1999. Gross profit from Other Tubing Products increased to $2,166,000, or 23.4 percent of net sales, for the first nine months of fiscal 2000 from $1,906,000, or 21.2 percent of net sales, for the same period in fiscal 1999. This was primarily the result of a change in sales mix.

     Sales for QuikWater were $2,129,000 for year-to-date fiscal 2000 compared to $2,336,000 sales for the same period in fiscal 1999. Gross profit for QuikWater was $380,000, or 17.8 percent of net sales, for the first nine months of fiscal 2000 as compared with $260,000, or 11.1 percent of net sales, for the same period of fiscal 1999. The increase in gross profit is a reflection of increased efficiencies in manufacturing and cost reduction efforts made by management. However, as a result of low volume, gross profit percentage figures remain low due to the under-utilization of available manufacturing capacity.

     Selling, general and administrative expenses year to date for fiscal 2000 were $11,768,000 compared with $11,892,000 for the same period of fiscal 1999. The decrease in the current period is primarily the result of decreases of $635,000 in legal fees primarily related to the Thermatool litigation and labor matters and $215,000 in profit sharing to employees. These decreases were principally offset by an increase in depreciation of $410,000 related to the ERP system and $325,000 of additional information technology expenses incurred in the support of, and transition to, the new ERP system.

     Interest expense for the current nine-month period was $2,732,000 ($2,949,000 prior to interest capitalization) as compared with interest expense of $1,816,000 ($2,176,000 prior to interest capitalization) for the same period last year. The increase in interest expense prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the nine months ended April 30, 2000 being $43.8 million as compared with $34.4 million for the same period last year. In addition, the related average interest rate increased to 7.69% for the first nine months of fiscal 2000 from 7.27% for the same period in fiscal 1999. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR.
LIBOR, much like the prime rate, experienced increases during the first nine months of fiscal 2000. Higher borrowing levels have resulted from increased inventories, implementation of the ERP system, and the expansions in Oil City, Pennsylvania, and Mannford, Oklahoma.

     The recorded income tax expense for the nine months ended April 30, 2000 is based upon the estimated combined annual effective federal and state income tax rates.

Liquidity and Capital Resources

     Net cash provided by operations was $279,000 for the nine months ended April 30, 2000 versus $5,285,000 for the nine months ended April 30, 1999. Accounts receivable increased $1,653,000 during the current period and decreased $3,138,000 during the same period last year, primarily due to stronger sales in the third quarter of fiscal 2000. Inventories increased $4,326,000 for the nine months ended April 30, 2000 due to strategic purchases of raw materials, which were made in anticipation of rising prices. Inventories increased $3,497,000 for the nine months ended April 30, 1999. Accounts payable increased $1,344,000 during the current period and increased $1,557,000 for the same period last year, principally related to the increase in inventory.

     Net cash used in investing activities for the nine months ended April 30, 2000 was $8,256,000, which was $1,095,000 less than the $9,351,000 used in investing activities during the same period in fiscal 1999. Capital expenditures made during the current period related to the expansion of the Oil City facility, final installations of the new ERP software, continued progress with the expansion of the stainless facility, as well as other projects, which are expected to increase capacity and improve productivity.

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

     The Company's financing arrangements provide for a term loan of $25 million and a line of credit of $25 million. As of April 30, 2000, the Company had $25 million outstanding on the term loan, and $18.4 million under the revolving line of credit. These loans mature on August 31, 2002, and are collateralized by substantially all of the Company's assets other than the Sand Springs and Oil City real estate. The Company may have borrowings and outstanding letters of credit ($1,987,000 at April 30, 2000) under the revolving credit facility up to the lesser of $25 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At April 30, 2000, $4.6 million was available for borrowing under this line of credit. Beginning in August 2000, principal payments of $208,000, plus interest, will be due on the term loan each month until maturity.

     The Company has arranged for a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City, Pennsylvania plant. The line matures on August 31, 2002, and is collateralized by equipment. At April 30, 2000, $2.7 million was outstanding on the facility and $2.3 million was available for borrowing. Beginning in the month after the facility is fully drawn, principal payments of $83,000, plus interest, will be due each month until maturity.

     The Company has arranged financing with various public agencies related to the Oil City facility, of which, $1.4 million is outstanding and an additional $1.3 million remains available for borrowing as of April 30, 2000. The agency loans are collateralized by the underlying real estate and/or equipment and the guarantee of the principal stockholder/officer. The notes mature over a 4 to 9 year period.

     P&J has a line of credit agreement for $2,000,000 and a term loan of $500,000 with its primary lender. As of April 30, 2000, the Company had $360,000 outstanding under the line of credit and $415,000 outstanding on the term loan. The line of credit matures on November 30, 2000, and the term loan matures in April 2004. Both loans are collateralized by P&J's assets. At April 30, 2000, $1,640,000 was available for borrowing under the line of credit.

     In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt. With the exception of the expansion of its facilities in Oil City, the Company currently expects capital spending to be limited to projects in process for the remainder of fiscal 2000. The remaining available borrowing on the CAPEX facility (approximately $2.3 million) is committed to funding the purchase of ordered equipment for the Oil City plant.

Stock Repurchase Plan

     In March 1999, the Company's Board of Directors approved a plan to acquire up to $500,000 of its common stock. Of the approved $500,000 repurchase, the Company acquired 95,000 shares of stock for approximately $440,000 and $8,000 during the third and fourth quarters of fiscal 1999, respectively.

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


                             WEBCO INDUSTRIES, INC.



     June 5, 2000            /s/Michael P. Howard
                             Michael P. Howard
                             Treasurer
                             Chief Financial Officer
                             Vice President of Finance and Administration

                                                                 EXHIBIT 15.1



WEBCO INDUSTRIES, INC.
LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION





Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D.C. 20549


Re:  Webco Industries, Inc.
     Registration on Form S-3 and S-8


We are aware that our report dated May 23, 2000, on our review of the interim financial information of Webco Industries, Inc. for the periods ended April 30, 2000 and 1999, and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-3 (File nos. 333-22779 and 333-67923) and S-8 (File no. 333-49219).



PricewaterhouseCoopers LLP

Tulsa, Oklahoma
June 5, 2000