Form 10-K
period 2000-07-31
WEBCO INDUSTRIES INC
filed 2000-11-13
CIK 916314

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 30, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $7,639,000.

On September 30, 2000, the number of shares outstanding of the registrant's common stock, $.01 par value, was 7,073,723 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                              TABLE OF CONTENTS

                                                                     Page

                                    PART I

Item 1.     Business                                                   3
Item 2.     Properties                                                14
Item 3.     Legal Proceedings                                         15
Item 4.     Submission of Matters to a Vote of Security
              Holders                                                 15


                                    PART II

Item 5.     Market for Registrant's Common Stock and Related
              Stockholder Matters                                     16
Item 6.     Selected Financial Data                                   17
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     18
Item 8.     Financial Statements and Supplementary Data               23
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                     42


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant        42
Item 11.    Executive Compensation                                    46
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                          50
Item 13.    Certain Relationships and Related Transactions            52


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                     54

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                                  FORM 10-K


                                    PART I

ITEM 1.    BUSINESS

General
     Webco Industries, Inc., an Oklahoma corporation, was founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer. Webco is a specialty manufacturer of high-quality carbon and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: heat exchanger tubing, carbon steel boiler tubing, stainless steel tube and pipe, and specialty carbon steel mechanical tubing for use in consumer durable and capital goods. Management believes that Webco is a domestic market leader in the manufacture of welded carbon steel heat exchanger and boiler tubing, and the leading supplier of stainless steel tubing for certain niche applications. The Company's wholly-owned subsidiary, Phillips & Johnston, Inc. ("P&J"), represents several manufacturers who produce various non-competing mechanical and specialty tubular products made from copper, brass, aluminum, stainless and carbon steel, among others. This access to other tubing products allows the Company to better serve its customers by offering a full range of tubing products. Through its QuikWater division, the Company markets a patented direct contact water heater for commercial and industrial applications. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,300 customers throughout North America.

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

     The specialty tubing industry has been affected by several trends that are expected to continue over the next several years. First, customers' increasing emphasis on just-in-time inventory methods has required tube producers to increase operating efficiencies to accommodate more frequent, but smaller sized orders, and has caused tube producers to place greater emphasis on inventory management and cost control. Second, customers' desires to cut operating costs through the outsourcing of specific processing functions, such as specialty tube manufacturing, have created the opportunity for third-party tube producers to replace production from captive mills. Finally, the impacts of foreign steel producers on the U.S. markets have caused volatility in the price of finished goods and the cost of steel sheet coil, the principal raw material used in the manufacture of tubing products.

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

     In fiscal 1995 the Company placed into service a high frequency welded carbon tube mill ("Mill 3") at the Sand Springs, Oklahoma facility. In North America, the Company is aware of only one similar mill operating in the United States and one duplicate installed in Toronto, Canada. Prior to the third quarter of fiscal 1997, the Company was not able to fully utilize the manufacturing capabilities of Mill 3 because certain cut-off equipment would not perform to vendor specifications. A new cut-off machine was installed on Mill 3 during the third quarter of fiscal 1997 to replace the original cut-off equipment. The correction of this cut-off problem provides the Company the ability to manufacture tubes with diameters and wall thickness more consistent with original expectations, thereby creating the opportunity for the Company to further penetrate the mechanical tube markets, as discussed below.

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

     Customer orders are entered into the computerized order entry system.
Slit coils are selected and fed into the stainless weld mills to be formed into a tubular shape and welded by an automated gas or laser welding process. After welding, the tube is annealed, cooled, straightened, stenciled, non-destructively tested, cut to length and packaged for shipment. For some special customer requirements, the tubing is coiled to lengths up to 20,000 feet. Most of the processing is performed in a continuous operation.

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

QuikWater
     At the QuikWater facility in Sand Springs, Oklahoma, the Company began outsourcing the fabrication of the units to an outside vendor in late fiscal year 2000. All units are built to the Company's and its customer's specifications. The Company supplies all of the required components based upon the specific size and model of the unit. Once completed, the unit is fully tested and then shipped to the customer's site where it is installed by the customer or a Company representative.

Tubing Facilities
     The Company has three manufacturing facilities for producing carbon or stainless steel tubing products. The largest facility is located in Sand Springs, Oklahoma, which produces a wide range of carbon steel tubing products. This facility has been in operation since the Company began in 1969. The Company also has a facility in Oil City, Pennsylvania, which produces primarily boiler and as-welded mechanical carbon steel tubing products. The third facility in Mannford, Oklahoma, produces stainless steel tubing products. The Company expects that its expansion in Oil City will be complete and commence production in January 2001. The additional 36,000 tons of welded capacity will create company-wide additional capacity for its welded carbon steel heat exchanger and boiler tubing and welded and cold drawn mechanical OEM tubing markets.

The following table sets forth the processing and other techniques performed at Webco's facilities:
                        Manufacturing                        Distribution
                  ------------------------   --------------------------------------------
                   Sand     Oil               Sand                         Grand    Glen
                  Springs, City, Mannford,   Springs, Nederland, Lyndon,  Rapids,  Ellyn,
                   Okla.   Penn.   Okla.      Okla.      Tx.      Ill.     Mich.    Ill.
                   -----   -----   -----      -----      ---      ----     -----    ----
Cold Drawing          X       X
Slitting              X       X
Welding               X       X       X
Annealing             X       X       X          X        X
Straightening         X       X       X
Cut-to-Length         X       X       X          X        X         X         X       X
Integral Finning                                 X
Electronic Non-
 Destructive Testing:
 Eddy Current         X       X       X
 Flux Leakage         X
 Ultra-Sonic          X       X
Hydro Static-
 Testing              X               X          X
Stenciling            X       X       X
Bending                                          X        X                   X
Bar Coding            X       X       X          X        X
Computerized Shop-
 Floor Control        X       X       X          X        X
Metallurgical Lab &
Spectrometer          X
Statistical Process
 Control              X       X       X

INDUSTRY SEGMENTS
     The Company has two reportable segments: tubing products and QuickWater, representing the Company's two strategic business units offering different products. The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, production processes and customers, those operations have been aggregated for segment reporting purposes. See Footnote 12 to the financial statements for additional information regarding segments.

PRODUCTS

Manufactured Tubing Products
     The Company produces tubing for a wide variety of markets and end-use applications. The Company seeks to identify niche markets and customers that have been serviced by high cost and low service competitors. The heat exchanger and boiler tube markets are examples of the Company achieving significant penetration following this strategy. Management believes that Webco is a domestic market leader in the manufacture of welded carbon steel heat exchanger and boiler tubing, and that it is the leading supplier of stainless steel tubing for certain niche applications. The Company continues to target the carbon mechanical and stainless steel tube markets for future growth. The Company is building its market share for mechanical tubing through its low cost structure and high product quality, together with the Company's commitment to customer service. A detailed description of the Company's Manufactured Tubing Products by the four major end-use markets follows:

     Heat Exchanger Tubing: Most of the tubing the Company manufactures for this market comes directly from the weld mill process. The Company believes it is currently a market leader in the manufacture of welded carbon steel heat exchanger tubing in the United States. The Company's technological investments in stainless steel tube welding have enabled it to focus on growing its stainless steel heat exchanger business. The Company has also been focusing efforts on developing its "brokered" heat exchanger business, which consists of steel heat exchanger tubing products not manufactured by the Company. Due to the Company's leading market position, the Company expects growth in welded carbon steel heat exchanger products to come from growth in the total market, while growth in stainless steel and brokered heat exchanger products will come from capturing additional market share. The Company believes that its distribution facilities in Sand Springs, Oklahoma and Nederland, Texas, are critical to the Company's overall heat exchanger strategy, and when combined with the breadth of heat exchanger tubing products the Company can offer, gives the Company a significant competitive advantage over other manufacturers.

     Heat exchangers generally fall into two broad categories; shell and tube, and air-cooled. Shell and tube heat exchangers are used to control temperatures or to recover waste heat in, among other things, power stations, petrochemical plants, and refineries. Air-cooled heat exchangers are used to dissipate heat generated by industrial processes in, among other things, gas compressor stations and petrochemical plants. The Company's products are suitable for both shell and tube and air-cooled heat exchangers.

     The heat exchanger industry over the two years has been impacted by low demand in the petrochemical industry and low cost foreign imports (including both raw coils and finished tubes and pipe), which have created historically low pricing and a highly competitive sales environment. The Company expects that its additional capacity scheduled to come on-line early in calender 2001, will enable it to better realize the volume benefits associated with improving demand in the welded carbon steel heat exchanger market.

     Carbon Steel Boiler Tubing: The Company produces welded carbon steel boiler tubing from both the Sand Springs, Oklahoma, and Oil City, Pennsylvania facilities. This capability enables the Company to cost-effectively serve this market throughout the continental United States and eastern Canada. The Company is a market leader in the manufacture of welded carbon steel boiler tubing.

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

     In conjunction with the increased capabilities of Mill 3 and the completed expansion in Oil City, the Company has targeted the mechanical tubing market as a growth area over the next several years. This market continues to undergo a major change in which final assembly manufacturers (automotive, appliance, etc.) outsource component parts and emphasize just-in-time inventory management to reduce production costs. Webco believes that this market, which is largely comprised of original equipment manufacturers ("OEMs"), provides an opportunity for the Company to gain market share by utilizing its technological capabilities to offer superior quality, on-time delivery, customer service, and customized products at competitive prices.

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

Backlog
     The Company's firm backlog of orders at July 31, 2000 and 1999 were $ 17.1 million and $25.9 million, respectively. Orders, including a portion of the orders considered firm, are generally cancelable by the customer until work has commenced and the Company has committed resources; thereafter, orders are generally cancelable by the customer only upon payment of a cancellation penalty.

Competition
     Specialty steel tube manufacturing is a highly competitive market in which companies compete on the basis of price, quality, service and ability to deliver orders on a timely basis. Public data concerning the size of the markets in which the Company participates is not readily available since many of the large competitors are privately held. The Company believes that it is the domestic market share leader in welded carbon heat exchanger tubing, welded carbon boiler tubing, and certain stainless steel applications. Although the Company has a small share of the mechanical tubing market, management believes that it is well positioned to increase its market share over the next several years.

     The Company's major competitors include Vision Metals, Inc. for carbon heat exchanger tubing, Plymouth Tube Company for carbon boiler tubing, Damascus/Bishop Tube, Inc. and Gibson Tube, Inc. for stainless products, and Copperweld LTV, Pittsburgh Tube Company and Lone Star Steel Company for mechanical tubing. Certain of these competitors are larger and have access to greater financial resources than the Company. Most of these competitors are unionized.

     The Company believes that its non-union status, geographic balance, focused niche strategy, product quality, customer service and continued emphasis on technical innovations position it to compete effectively within each of its niche markets.

Quality Control
     The supply of quality products and service is critical to the Company's success. To help foster continuous improvements in quality and service, the Company, through its corporate quality management department, instituted a total quality management system based upon ISO 9000 quality system standards. In early 1994, the Company achieved ISO 9002 certification at its Sand Springs, Oklahoma manufacturing facility. ISO 9002 certification at its Oil City, Pennsylvania manufacturing facility was achieved in early 1995. In May 2000, the Company achieved ISO 9002 certification at its Mannford, Oklahoma manufacturing facility. The Company has obtained QS-9000 certification at its Sand Springs, Oklahoma, Oil City, Pennsylvania and Mannford, Oklahoma facilities. In support of the total quality management system, the Company has created an environment that emphasizes and utilizes teamwork to support continuous improvement of quality and service.

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

Customers and Distribution
     The Company manufactures and distributes specialty steel tubular product for sale to a diverse group of more than 1,300 customers. No single customer represents in excess of 6% of the Company's net sales. The Company's ten largest customers represent approximately 30% of net sales. More than 80% of the Company's sales are directly to industrial customers, including manufacturers of heat exchangers, high efficiency home heating furnaces, appliances, automotive components, power generation equipment, waste heat recovery systems, industrial and commercial boilers, and other consumer durable goods.

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

Employees
     As of September 30, 2000, the Company employed 790 people. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

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

Competition from Imports
     The level of imports of tubular products affects the domestic tubular products market, which has varied significantly over time. High levels of imports may reduce the volume sold by domestic producers and depress selling prices. In addition, the strength of the U.S. Dollar and volume motives of some foreign importers may create circumstances where product pricing is at levels that are marginally profitable or even unprofitable. The Company believes that import levels and import pricing are affected by, among other things, overall worldwide demand for tubular products, global economic conditions, the trade practices of and government subsidies to foreign producers, and the weakness or absence of governmentally imposed trade restrictions in the United States. Given the uncertainty in certain economies of Asia, South America and Eastern Europe, competition from foreign imports should be expected to continue.

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

Loss of Significant Customers and Customer and Vendor Work Stoppages
     The Company sells its tubular products to a diverse group of more than 1,300 customers. Although no single customer represents in excess of 6% of the Company's 2000 net sales, and no one end-use sector represents more than 25% of 2000 net sales, the loss of any significant customer, or a work stoppage at a significant customer or in an important end-use sector, such as automotive, could have an adverse effect on the Company's operating results.

Technical and Data Processing Capabilities of Customers and Vendors
     Failure by the Company's customers and vendors to find adequate solutions to any technical and data processing issues they may have could result in customers having a significant interruption in their buying patterns and volumes, and vendors being unable to deliver product required for the Company's manufacturing processes in a timely manner.

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

Titusville, Pennsylvania     30,600 square feet            Long-term lease
Manufacturing Facility

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

Grand Rapids, Michigan       55,000 square feet            Long-term lease
Distribution Facility


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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to Webco security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS


     Webco's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "WEB." At the close of business on September 15, 2000, there were 282 holders of record of Webco's common stock. The quarterly prices of Webco's common stock were as follows:

Fiscal Year 2000:                       High             Low
                                        ----             ----
Fourth Quarter                          4 1/4            2 11/16
Third Quarter                           4 15/16          3 3/4
Second Quarter                          3 7/8            2 1/2
First Quarter                           4 7/8            2 3/4

Fiscal Year 1999:
Fourth Quarter                          5 1/2            4 9/16
Third Quarter                           6 3/16           3 13/16
Second Quarter                          7 7/16           5 7/8
First Quarter                           8                5 1/2


Dividends
     The Company currently intends to retain earnings to support its growth strategy and reduce debt and does not anticipate paying dividends in the foreseeable future. The Board of Directors may reconsider or revise this policy from time to time based upon conditions then existing, including the Company's results of operations, financial condition, and capital requirements, as well as other factors the Board of Directors may deem relevant. Under the Company's loan agreement, the Company may not pay dividends without the lenders consent.

ITEM 6.    SELECTED FINANCIAL DATA

     The following table presents selected financial information for the Company as of the end of and for each of the five years in the period ended July 31, 2000, which has been derived from the audited Financial Statements of the Company. In fiscal year 1998, Webco merged with Phillip & Johnston, Inc. ("P&J"). Because the merger was accounted for as a pooling of interests, financial results for the 1996 through 1998 periods are presented as though the companies have always been combined.

     The selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                            Selected Financial Data
                          For the Years Ended July 31,
                 (Dollars in thousands, except per share data)
Income Statement Data:          2000      1999      1998      1997      1996
                               -----     -----     -----     -----     -----
Net sales                   $140,920  $134,744  $151,431  $128,593  $112,525
Gross profit                  19,368    21,353    28,486    20,228    17,159
Income from operations         2,346(1)  5,564    11,305     7,234(2)  7,145
Income before income
    taxes                     (1,646)    3,012     9,009     5,187     4,893

Net income (loss) (3)         (1,025)    1,876     6,207     3,931     3,767

Net income (loss) per share (3):
     Basic                      (.14)      .26       .87       .55       .53
     Diluted                    (.14)      .26       .86       .55       .53

Pro forma net income (4)                           5,511     3,179     2,990

Pro forma net income per
    share (4):
     Basic                                           .77       .44       .42
     Diluted                                         .76       .44       .42

Balance Sheet Data:
Working capital              $30,129   $32,346   $30,861   $33,837   $22,011
Total assets                 130,123   120,481   111,758   102,142    86,888
Long-term debt (net of
    current portion)          43,979    39,746    32,894    34,470    19,797
Stockholders' equity          48,648    49,673    48,245    45,220    42,913

(1) Includes a $1,400,000 ($868,000, or $.12 per diluted share after tax) charge related to the write-off of certain QuikWater long-term assets and excess tubing equipment.
(2) Includes a $884,000 ($548,000, or $0.08 per diluted share after tax) charge related to the replacement and write-off of faulty equipment on the Company's Mill 3.
(3) P&J was an S-Corporation for Federal and state income tax purposes through June 29, 1998, and accordingly did not incur any Federal or state income taxes prior to that date.
(4) The 1996 through 1998 periods presented have been adjusted on a pro forma basis for assumed Federal and state income taxes for P&J, which had not previously recognized income taxes due to their S-Corporation status. Pro forma income taxes were based upon the statuary (Federal & state) tax rate of 38 percent.

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

     During the three year period ended July 31, 2000, the Company spent $33.7 million on capital projects, or $4.76 per diluted share. This included several major projects, such as expansion and installation of additional mills at the stainless facility, expansion and installation of new equipment at Oil City, expansion and improvements at the Sand Springs facility, and expenditures towards the purchase and installation of an Enterprise Resource Planning ("ERP")system.

Results of Operations
     The following table sets forth certain income statement data for each of the three years in the period ended July 31, 2000 (certain amounts may not calculate due to rounding):

                              2000                1999                1998
                        Dollar    % of      Dollar    % of      Dollar    % of
                        Amount  Net Sales   Amount  Net Sales   Amount  Net Sales
                        ------  ---------   ------  ---------   ------  ---------
                                          (Dollars in Millions)
Net sales               $140.9     100.0%   $134.7     100.0%   $151.4     100.0%
Gross profit              19.4      13.8      21.4      15.9      28.5      18.8
Selling, general and
 administrative expenses  15.6      11.1      15.8      11.7      17.2      11.3
Income from operations     2.3       1.6       5.6       4.2      11.3       7.5

     The following discussions of sales levels, prices and gross profit revolve around the Company's Manufactured Tubing Products (carbon and stainless steel tubing from its three plants in Oklahoma and Pennsylvania), Other Tubing Products (purchased tubular goods made of stainless steel, carbon steel, copper, brass and surgical steel) and QuikWater.

Fiscal 2000 Compared with Fiscal 1999
     Manufactured Tubing Product sales increased $6.7 million, or 5.5 percent, to $125.8 million in 2000 from $119.2 million in 1999. The increase in net sales reflects a 7.0 percent increase in the tonnage of tubing sold during 2000, which was partially offset by a 1.3 percent decrease in the average net sales price per ton. The overall increase in the tonnage of tubing sold reflects the growth in the Company's stainless, boiler and OEM mechanical tubing markets. The decrease in the average net selling price is a combination of a change in sales mix and eroded pricing in the heat exchanger market and general mechanical tubing products.

     Gross profit for Manufactured Tubing Products decreased to $16.4 million, or 13.0 percent of net sales, in 2000 from $18.4 million, or 15.4 percent of net sales, in 1999. This decrease is a function of the 1.3 percent decline in average net selling price per ton, noted above. This combined with an increase of 10.9 percent in the average manufactured cost per ton of tubing sold caused by increased raw material prices.

     Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products increased 3.1 percent to $12.5 million in 2000 from $12.1 million in 1999. Gross profit from Other Tubing Products increased to $2.7 million, or 21.6 percent of net sales, in 2000 from $2.6 million, or 21.4 percent of net sales, in 1999. The slight increase in sales and gross profit was the result of volume increases and a change in sales mix from the prior year period.

     Sales for QuikWater decreased 23.5 percent to $2.6 million in 2000 from $3.4 million in 1999. Gross profit for QuikWater was $263,000, or 10.2 percent of net sales, in 2000 as compared with $388,000, or 11.4 percent of net sales, in 1999. The decrease in sales is a result of a decline in demand in the food processing industry and pending environmental standards in California. As a result of low volumes, gross profit percentages remained low due to the under-utilization of available manufacturing capacity. Beginning in late 2000, the Company contracted with an entity owned by the majority stockholders to subcontract the production of the QuikWater units. Management believes this will enable the company to achieve improved margins by not having to incur the costs of personnel and overhead.

     During the fourth quarter of fiscal 2000, the Company recorded a $986,000 pre-tax charge related to the write-off of QuikWater intangible, and certain other long-lived, assets. QuikWater continues to operate and the remaining asset values are being depreciated as part of the normal course of business. In addition, the Company recorded a $414,000 pre-tax charge related to the write-down of underutilized tubing equipment that the Company anticipates selling in the near future.

     Selling, general and administrative expenses decreased 1.3 percent to $15.6 million in fiscal 2000 from $15.8 million in fiscal 1999. The decrease in the current year is primarily the result of an approximately $930,000 decrease in legal expenses, primarily related to the Thermatool litigation and labor related matters, and a decrease of $145,000 in profit sharing to employess. These decreases were principally offset by an increase of approximately $435,000 in depreciation related to the ERP system and $465,000 of additional information technology expenses incurred in support of the new ERP system.

     Interest expense for fiscal 2000 increased to $4.0 million (net of $313,000 capitalized) from $2.6 million (net of $437,000 capitalized) in fiscal 1999. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement increasing $9.3 million to $44.7 million for 2000 as compared with $35.4 million for 1999. In addition, the related average interest rate increased to
8.8 percent in 2000 from 7.2 percent in 1999. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. LIBOR, much like the prime rate, experienced increases during fiscal 2000. Higher borrowing levels have resulted from increased inventories, implementation of the ERP system, and the expansions in Oil City, Pennsylvania, and Mannford, Oklahoma.

Fiscal 1999 Compared with Fiscal 1998
     Manufactured Tubing Product sales decreased $18.8 million, or 13.6 percent, to $119.2 million in 1999 from $138.0 million in 1998. The decrease in net sales reflects a 14.7 percent decrease in the tonnage of tubing sold during 1999, which was partially offset by a 1.2 percent increase in the average net sales price per ton. The overall decrease in the tonnage of tubing sold reflects a decrease in sales of carbon tubing products, which was the result of among other things, inventory reductions by distributors, low priced foreign imports, and low demand for foreign exports. The increase in the average net selling price is a combination of a change in sales mix and improved pricing structures in certain stainless products, which more than offset the decrease in the net sales price per ton obtained for carbon products.

     Gross profit for Manufactured Tubing Products decreased to $18.4 million, or 15.4 percent of net sales, in 1999 from $25.4 million, or 18.4 percent of net sales, in 1998. This decrease is a function of the decrease in the tonnage sold combined with poor pricing in the market. The slight overall increase in average price per ton is a result of sales mix rather than an indication of improved pricing.

     Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products increased 2.5 percent to $12.1 million in 1999 from $11.8 million in 1998. Gross profit from Other Tubing Products decreased to $2.6 million, or 21.4 percent of net sales, in 1999 from $3.3 million, or 28.1 percent of net sales, in 1998. The increase in sales is primarily the result of volume increases. The decrease in gross profit was the direct result of pricing pressure in the market place, which necessitated pricing reductions in order to maintain customers, and a change in sales mix from the prior year period.

     Sales for QuikWater increased 113.6 percent to $3.4 million in 1999 from $1.6 million in 1998. The increase is the result of a concentrated sales effort and increased recognition in the market place. Gross profit for QuikWater was $388,000, or 11.4 percent of net sales, in 1999 as compared to a loss of $247,000, or -15.4 percent of net sales, in 1998. The increase is a reflection of increased sales and manufacturing fixed and semi-fixed costs being spread over higher volumes.

     Selling, general and administrative expenses decreased 7.9 percent to $15.8 million in fiscal 1999 from $17.2 million in fiscal 1998. The decrease in the current year is primarily the result of a $1.6 million decrease in profit sharing and bonuses to employees and the $565,000 of expenses incurred in 1998 related to the merger with P&J. The decreases are principally offset by an increase of approximately $600,000 in depreciation of capitalized costs related to the installation of the Enterprise Resource Planning software.

     Interest expense for fiscal 1999 increased to $2.6 million (net of $437,000 capitalized) from $2.3 million (net of $517,000 capitalized) in fiscal 1998. The increase in interest, prior to interest capitalization, is the result of the average level of debt under the bank Loan and Security Agreement being $35.4 million for 1999 as compared with $31.6 million for 1998. This increase was partially offset by a decrease in the average borrowing rate to
7.2 percent in 1999 from 7.72 percent in 1998.

Liquidity and Capital Resources
     Net cash provided by operations was $4.2 million, $8.6 million and $15.1 million in fiscal 2000, 1999 and 1998, respectively. Accounts receivable increased in 2000 and 1998 primarily as a result of the increase in sales from the prior year. Inventories increased in 2000 and 1999, however they decreased slightly in 1998. The increase in inventory in 2000 and 1999 was partly the result of the Company's ability to make strategic volume purchases in anticipation of rising prices and the result of an overall increase in raw material prices. Accordingly, accounts payable increased in 2000 and 1999 primarily as a result of the increase in inventory. Over the past three years, the Company has on average turned its steel tube inventories approximately 4.1 times per year.

     Net cash used in investing activities was $10.5 million, $12.9 million and $11.9 million in fiscal 2000, 1999 and 1998, respectively. During 2000, the Company added a new mill and upgraded technology on existing mills at the stainless plant, completed the installation of its ERP system, and continued the expansion of facilities and machinery at its Oil City plant. During 1999 the Company added new mills at its stainless plant, continued the development and installation of the ERP system, and expanded facilities and operations at its Oil City plant. In Fiscal 1998, the Company completed the expansion of its Sand Springs shipping facility, added new stainless mills at its stainless plant, completed the renovation of the building it is leasing to house its corporate headquarters, and initiated the acquisition, development and installation of new financial and operational software.

     The Company's capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced. The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies. The Company is currently completing the expansion in Oil City and continuing to evaluate opportunities for its stainless tubing facility, while focusing on debt reduction and working capital management. The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the forseeable future.

     The Company's financing arrangements provide for a term loan of $25 million, a line of credit of $25 million and a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City, Pennsylvania plant. As of July 31, 2000, the Company had $25 million outstanding on the term loan, $17.7 million under the revolving line of credit and $2.9 million outstanding on the CAPEX facility. These loans mature on August 31, 2002, and are collateralized by substantially all of the Company's assets other than the Sand Springs real estate. The Company may have borrowings and outstanding letters of credit ($1,575,000 at July 31, 2000) under the revolving credit facility up to the lesser of $25 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At July 31, 2000, $5.4 million was available for borrowing under this line of credit and $2.1 million was available for borrowing under the CAPEX loan. Beginning in August 2000, principal payments of $208,000, plus interest, will be due on the term loan each month until maturity. Beginning in November 2000, principal payments on the CAPEX facility of $83,000, plus interest, will be due each month until maturity.

     During fiscal year 2000 and as of July 31, 2000, the Company was in non-compliance with certain of the financial covenants contained in the loan agreement and on November 13, 2000 obtained waivers from the lenders. In addition to granting the waivers, the lenders modified and reduced the debt coverage and indebtedness ratio loan covenants up to January 31, 2002. An additional covenant was added requiring the Company to maintain a minimum borrowing base availability without considering the $25 million revolving loan cap. The covenant levels for all periods including and subsequent to January 31, 2002 are unchanged by the amendment.

     The Company has arranged financing with various public agencies related to the Oil City facility, of which, $1.6 million is outstanding and an additional $1.5 million remains available for borrowing as of July 31, 2000. The consumation of the remaining available public agency borrowings are conditional upon certain approvals from the primary lender which have not been obtained as of November 13, 2000 and there are no assuarances that the approvals will be obtained. The agency loans are collateralized by the underlying real estate and/or equipment and the guarantee of the prinicpal stockholder/officer. The notes mature over a 4 to 10 year period and bear interest at rates ranging from 3 to 5 percent.

     P&J has a line of credit agreement for $2,000,000 and a term loan of $500,000 with its primary lender. As of July 31, 2000, the Company had $110,000 outstanding under the line of credit and $392,000 outstanding on the term loan. The line of credit matures on November 30, 2000, and the term loan matures in April 2004. Both loans are collateralized by P&J's assets. At July 31, 2000, $1.9 million was available for borrowing under the line of credit.

     In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt. The remaining available borrowing on the CAPEX facility (approximately $2.1 million) is committed to funding the purchase of ordered equipment for the Oil City plant. Additional public agency funding will be used to pay down higher cost debt facilities.

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

Stock Repurchase Plan
     In March 1999, the Company's Board of Directors approved a plan to acquire up to $500,000 of its common stock. Of the approved $500,000 repurchase, the Company acquired 95,000 shares of stock for approximately $448,000 during fiscal year 1999. The Company currently does not plan on any additional repurchases in the near-term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
<AUDIT-REPORT>


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Webco Industries, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Webco Industries, Inc. and subsidiary at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


Tulsa, Oklahoma
September 21, 2000, except for the third paragraph in Note 6(A), as to which the date is November 13, 2000
</AUDIT-REPORT>

                          WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                                 July 31, 2000 and 1999
               (Dollars in thousands, except share amounts and par value)

                                                                     2000          1999
                                                                   -------       -------
                                ASSETS
Current assets:
   Cash                                                           $  1,633      $    180
   Accounts receivable, net                                         17,536        17,179
   Inventories                                                      35,765        30,785
   Prepaid expenses                                                    435           289
   Deferred income tax asset                                         2,047         3,013
                                                                   -------       -------
     Total current assets                                           57,416        51,446

   Property, plant and equipment, net                               68,067        64,277

Notes receivable from related parties                                1,801         1,824

Other assets, net                                                    2,839         2,934
                                                                   -------       -------
     Total assets                                                 $130,123      $120,481
                                                                   =======       =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $ 17,938      $ 12,784
   Accrued liabilities                                               5,259         5,421
   Current portion of long-term debt                                 4,090           895
                                                                   -------       -------
     Total current liabilities                                      27,287        19,100

Long-term debt                                                      43,979        39,746

Deferred income tax liability                                       10,209        11,962

Commitments and contingencies (Note 8)

Stockholders' equity
   Common stock, $.01 par value, 12,000,000 shares
     authorized, 7,073,723 shares issued
     and outstanding                                                    71            71
   Additional paid-in capital                                       35,732        35,732
   Retained earnings                                                12,845        13,870
                                                                   -------       -------
     Total stockholders' equity                                     48,648        49,673
                                                                   -------       -------
     Total liabilities and stockholders' equity                   $130,123      $120,481
                                                                   =======       =======

[FN]
The accompanying notes are an integral part of the consolidated financial statements.

                          WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Years Ended July 31, 2000, 1999 and 1998
               (Dollars and shares in thousands, except per share amounts)


                                                       2000          1999          1998
                                                     -------       -------       -------
Net sales                                           $140,920      $134,744      $151,431
Cost of sales                                        121,552       113,391       122,945
                                                     -------       -------       -------
Gross profit                                          19,368        21,353        28,486

Selling, general and administrative expenses          15,622        15,789        17,181
Special item: asset write-off (Note 5)                 1,400             -             -
                                                     -------       -------       -------
Income from operations                                 2,346         5,564        11,305

Interest expense                                       3,992         2,552         2,296
                                                     -------       -------       -------
Income (loss) before income taxes                     (1,646)        3,012         9,009

Provision (benefit) for income taxes                    (621)        1,136         2,802
                                                     -------       -------       -------
Net income (loss)                                   $ (1,025)     $  1,876      $  6,207
                                                     =======       =======       =======
Pro forma net income (1)                                                        $  5,511
                                                                                 =======

Net income (loss) per share:
     Basic                                          $   (.14)     $    .26      $    .87
                                                     =======       =======       =======
     Diluted                                        $   (.14)     $    .26      $    .86
                                                     =======       =======       =======
Pro forma net income per share(1):
     Basic                                                                      $    .77
                                                                                 =======
     Diluted                                                                    $    .76
                                                                                 =======
Weighted average shares outstanding:
     Basic                                             7,074         7,135         7,169
                                                     =======       =======       =======
     Diluted                                           7,074         7,139         7,245
                                                     =======       =======       =======


(1) Pro forma income taxes have been presented for 1998 to compensate for the S-Corporation tax status of P&J and were calculated using an effective rate of 38 percent (34% Federal and 4% state).

The accompanying notes are an integral part of the consolidated financial statements.

                          WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Years Ended July 31, 2000, 1999 and 1998
                                 (Dollars in thousands)


                                                     Additional                 Total
                                            Common    Paid-In    Retained   Stockholders'
                                             Stock    Capital    Earnings      Equity
                                            ------    -------    --------      ------
Balances, July 31, 1997                     $   72   $ 36,179    $  8,969    $ 45,220

Distribution to shareholders - P&J               -          -      (2,434)     (2,434)

Elimination of duplicate equity resulting
  From non-conforming fiscal years (Note 2)      -          -        (748)       (748)

Net income                                       -          -       6,207       6,207
                                             -----    -------     -------     -------
Balances, July 31, 1998                         72     36,179      11,994      48,245

Purchases of common stock (Note 10)             (1)      (447)          -        (448)

Net income                                       -          -       1,876       1,876
                                             -----    -------     -------     -------
Balances, July 31, 1999                         71     35,732      13,870      49,673

Net loss                                         -          -      (1,025)     (1,025)
                                             -----    -------     -------     -------
Balances, July 31, 2000                     $   71   $ 35,732    $ 12,845    $ 48,648
                                             =====    =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

                          WEBCO INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Years Ended July 31, 2000, 1999 and 1998
                                 (Dollars in thousands)
                                                             2000       1999       1998
                                                           -------    -------    -------
Cash flows from operating activities:
   Net income (loss)                                      $ (1,025)  $  1,876   $  6,207
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depreciation and amortization                        5,910      5,158      4,133
        (Gain) loss on write-off and disposition
          of property, plant and equipment (Note 5)          1,417        (10)        20
        Deferred tax expense (benefit)                        (787)     1,069      2,576
        (Increase) decrease in:
          Accounts receivable                               (1,335)     2,211     (1,486)
          Inventories                                       (4,498)    (3,010)       657
          Prepaid expenses                                    (146)       (84)       158
        Increase (decrease) in:
          Accounts payable                                   4,335      2,907        (59)
          Accrued liabilities                                  307     (1,536)     2,892
                                                           -------    -------    -------
   Net cash provided by operating activities                 4,178      8,581     15,098
                                                           -------    -------    -------
Cash flows from investing activities:
   Capital expenditures                                    (10,462)   (12,555)   (10,652)
   Proceeds from sale of property, plant and equipment         107         21         26
   Advances to stockholders                                      -          -        (38)
   Increase in other assets                                    (98)      (340)    (1,282)
                                                           -------    -------    -------
   Net cash used in investing activities                   (10,453)   (12,874)   (11,946)
                                                           -------    -------    -------
Cash flows from financing activities:
   Proceeds from long-term debt                            125,100    132,960    143,498
   Principal payments on long-term debt                   (117,672)  (126,495)  (144,205)
   Dividends paid                                                -          -     (2,434)
   Purchases of common stock (Note 10)                           -       (448)         -
   Increase (decrease) in book overdrafts                      300     (1,810)        53
                                                           -------    -------    -------
   Net cash provided by (used in ) financing activities      7,728      4,207     (3,088)
                                                           -------    -------    -------
Net increase (decrease) in cash                              1,453        (86)        64

Cash, beginning of period                                      180        266        202
                                                           -------    -------    -------
Cash, end of period                                       $  1,633   $    180   $    266
                                                           =======    =======    =======
Supplemental disclosure of cash flow information:
   Interest paid, net of amount capitalized of $313,
   $437 and $517 in 2000, 1999 and 1998, respectively     $  3,834   $  2,664   $  2,098

                                                           =======    =======    =======
   Income taxes paid                                      $    216   $    467   $      -
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

NATURE OF OPERATIONS - Webco is a specialty manufacturer of high-quality carbon and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: heat exchanger and welded carbon boiler tubing, stainless tube and pipe, and specialty carbon mechanical tubing for use in consumer durable and capital goods. The Company's subsidiary, P&J, represents several manufacturers who produce various non-competing mechanical and specialty tubular products made from copper, brass, aluminum and stainless and carbon steel, among others. This access to other tubing products allows the Company to better serve its customers by offering a full range of tubing products. Through its QuikWater division, the Company manufactures and markets a patented direct contact water heater for commercial and industrial applications. The Company, headquartered in Sand Springs, Oklahoma, has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,300 customers throughout North America.

CONCENTRATIONS - The Company maintains its cash in bank deposit accounts, which at times may exceed the federal insurance limits. As of July 31, 2000 and 1999, the Company had cash in banks totaling $1,558,000 and $1,111,000 in excess of federal depository insurance limits, respectively. The Company has not experienced any losses on such accounts in the past.

ACCOUNTS RECEIVABLE - Accounts receivable represent short-term credit granted to the Company's customers for which collateral is generally not required. Accounts receivable at July 31, 2000 and 1999, are net of an allowance for uncollectible amounts of $237,000 and $217,000, respectively. Credit risk on receivables is considered by management to be limited due to the variety of industries served and geographic dispersion of customers.

INVENTORIES - The Company values its inventories at the lower of cost or market. Cost for raw materials, work-in-process and finished goods and maintenance parts and supplies are determined on the weighted average cost method.

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

Depreciation expense for the years ended July 31, 2000, 1999 and 1998, amounted to $5,697,000, $4,817,000 and $3,917,000, respectively. Fully depreciated assets still in use at July 31, 2000 and 1999, amounted to $11,719,000 and $10,007,000, respectively.

BOOK OVERDRAFTS - Included in accounts payable at July 31, 2000 and 1999, are outstanding checks in excess of bank deposits totaling $459,000 and $159,000, respectively.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS - The Company evaluates its assets for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"("SFAS 121"). The Company reviews its long-lived assets (including intangibles) for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values (Note 5).

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

REVENUE RECOGNITION - The Company recognizes revenue at the date products are shipped or at the date services are completed.

EARNINGS PER SHARE - Earnings per share are calculated based on the number of weighted average common shares outstanding, including the effect of dilutive options when applicable, in accordance with the computation, presentation and disclosure requirements of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128").

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

RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform with current year financial statement presentation.

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

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   BUSINESS COMBINATION, continued

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

3.   INVENTORIES

     Inventories at July 31, 2000 and 1999, consisted of the following:

                                               2000            1999
                                               ----            ----
                                              (Dollars in Thousands)

      Raw materials                         $ 17,708        $ 16,437
      Work-in-process                          2,155           1,908
      Finished goods                          13,469          10,728
      Maintenance parts and supplies           2,433           1,712
                                             -------         -------
        Total inventories                   $ 35,765        $ 30,785
                                             =======         =======

4.   PROPERTY, PLANT AND EQUPMENT

     Net property, plant and equipment at July 31, 2000 and 1999, consisted of the following:
                                                         2000          1999
                                                         ----          ----
                                                       (Dollars in Thousands)
      Land                                            $  1,436      $  1,436
      Buildings and improvements                        19,077        15,519
      Machinery and equipment                           70,531        67,666
      Computer equipment and software                    9,259         7,515
      Furniture and fixtures                             1,208           712
      Construction in progress                           5,832         5,681
                                                       -------       -------
                                                       107,343        98,529
      Less accumulated depreciation and amortization    39,276        34,252
                                                       -------       -------
      Net property, plant and equipment               $ 68,067      $ 64,277
                                                       =======       =======

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   SPECIAL ITEM: ASSET WRITE-OFF

     The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121 during the fourth quarter of fiscal 2000, based upon a review of the Company's long-lived assets, the Company recorded a non-cash charge of $1.4 million. This included a $986,000 pre-tax charge related to the write-off of the recorded asset values of certain QuikWater fixed assets that were still being used in operations as of July 31, 2000, along with unamortized patent and goodwill costs. Also included was a $414,000 pre-tax charge related to the write-down of certain tubing equipment that the Company anticipates selling in the near future. The Company considers continued operating losses and significant and long-term changes in industry conditions to be its primary indicators of potential impairment. The Company's estimates of fair value were based on appraised values, industry comparisons, or other estimates of fair value such as discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company has continued to depreciate the remaining book value, if any, of these assets.

6.   LONG-TERM DEBT

     Long-term debt at July 31, 2000 and 1999, consisted of the following:

                                                         2000          1999
                                                         ----          ----
                                                       (Dollars In Thousands)

      Term loans (A)                                  $ 27,889      $ 25,000
      Revolving loan (A)                                17,673        12,615
      Term loan (B)                                          -            39
      Revolving loan (B)                                   110           300
      Term loan (C)                                        392           479
      Real estate and equipment term loans (D)           1,613         1,447
      Other note payable (E)                               205           530
      Other                                                187           231
                                                       -------       -------
                                                        48,069        40,641
      Less current maturities                            4,090           895
                                                       -------       -------
      Long-term debt                                  $ 43,979      $ 39,746
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

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO FINANCIAL CONSOLIDATED STATEMENTS

6.   LONG-TERM DEBT, Continued

(A) The Company has a $25 million term loan, a $25 million revolving line of credit and a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City, Pennsylvania plant with its primary lender group. The term loan and revolving credit loan bear interest at the prime rate (9.5% at July 31, 2000) plus 1.0%. At the Company's option, borrowings under either facility can bear interest at LIBOR (6.63% at July 31, 2000) plus 3.75% in the case of the term loan or CAPEX facility borrowings or plus 3.5% in the case of revolving loan advances. Interest rate margin percentages (percentage paid over prime or LIBOR) may drop subject to Company performance and the achievement of certain covenant ratio levels and borrowing base availability. These loans mature on August 31, 2002, and are collateralized by substantially all of the Company's assets. Principal payments on the term loan commence on August 1, 2000, at which time monthly payments of $208,000, plus interest, are required. Beginning in November 2000, principal payments on the CAPEX facility of $83,000, plus interest, will be due each month until maturity. The Company may have borrowings and outstanding letters of credit ($1,575,000 at July 31, 2000) under the revolving credit facility up to the lesser of $25.0 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. The Company pays a commitment fee of 0.25% per annum on any unused and available line of credit and a fee of 3.0% on the outstanding amount of letters of credit. At July 31, 2000, $5.4 million was available for borrowing under the line of credit. At July 31, 2000, $2.9 million was outstanding on the CAPEX facility and $2.1 million was available for borrowing.

     Pursuant to the terms of the loan agreement, the Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio and to not exceed a ratio of indebtedness to net worth. The covenants also limit capital expenditures and dividends.
     In addition, the loan agreement provides for acceleration of the loans, at the option of the lender, if F. William Weber and Dana S. Weber fail to possess the power to direct or cause the direction of management and policies of the Company, or the Weber Family ceases to own at least 35 percent of the outstanding voting stock, or upon the occurrence of a material adverse change in the business. All financial covenants are measured on the basis of the Company without consolidating its wholly owned subsidiary, P&J.

     During fiscal year 2000 and as of July 31, 2000, the Company was in non-compliance with certain of the financial covenants contained in the loan agreement and on November 13, 2000 obtained waivers from the lenders. In addition to granting the waivers, the lenders modified and reduced the debt coverage and indebtedness ratio loan covenants up to January 31, 2002. An additional covenant was added requiring the Company to maintain a minimum borrowing base availability without considering the $25 million revolving loan cap. The covenant levels for all periods including and subsequent to January 31, 2002 are unchanged by the amendment.

(B) P&J has a line-of-credit agreement for $2,000,000. The line of credit matures on November 30, 2000, bears interest at the lessor of prime rate (9.50% at July 31, 2000) or LIBOR (6.63% at July 31, 2000) plus 2%, and is collateralized by P&J's assets and guaranteed by Webco. The term loan was retired in January 2000.

(C) The Company's subsidiary, P&J, has a $500,000 term note with a bank, which matures in April 2004. The note bears interest at 7.5% with monthly installments of $10,000, and is collateralized by P&J's assets and guaranteed by Webco.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LONG-TERM DEBT, Continued

(D) These loans were entered into with various public agencies payable in monthly installments aggregating approximately $12,000, including interest, at rates ranging from 3 to 5 percent. The notes are collateralized by the underlying real estate and/or equipment, and the guarantee of the principal stockholder/officer. The notes mature over a 4 to 10 year period. An additional $1.5 million remains available for borrowing as of July 31, 2000, although consumation of such borrowings are conditional upon certain approvals from the primary lender which, as of November 13, 2000, have not been obtained and there are no assurances that the approval will be obtained.

(E) This note is payable in 36 monthly installments of $30,000 through March 31, 2000, and bears interest at 9 percent.

     At July 31, 2000, the aggregate future maturities of long-term debt are as follows: 2001 - $4,090,000; 2002 - $3,792,000; 2003 - $38,916,000; 2004 -
$304,000; 2005 - $130,000; and thereafter $837,000.

7.   INCOME TAXES

     The provision for income taxes for fiscal 2000, 1999 and 1998 consists of the following:

                                                   2000       1999       1998
                                                   ----       ----       ----
                                                     (Dollars in Thousands)
Current:
     Federal                                     $     -    $     -    $   115
     State                                           166         67        111
Deferred:
     Federal                                        (705)       956      2,305
     State                                           (82)       113        271
                                                  ------     ------     ------
     Total income tax expense (benefit)          $  (621)   $ 1,136    $ 2,802
                                                  ======     ======     ======


     Prior to merging with Webco on June 29, 1998, P&J was treated as a Subchapter S Corporation for income tax purposes, with earnings included in the personal income tax returns of its stockholders.

     The actual income tax expense for fiscal 2000, 1999 and 1998 differs from income tax based on the federal statutory rate (34%) due to the following:

                                                     2000      1999      1998
                                                     ----      ----      ----
                                                      (Dollars in Thousands)
     Expected tax expense (benefit)                $  (560)  $ 1,024   $ 3,063

     State income taxes, net of federal benefit        (66)      120       386

     Exclusion of S Corporation income - P&J             -         -      (623)
     Other                                               5        (8)      (24)
                                                    ------    ------    ------
     Total income tax expense                      $  (621)  $ 1,136   $ 2,802
                                                    ======    ======    ======

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

7.   INCOME TAXES, Continued

     At July 31, 2000 and 1999, deferred tax assets and deferred tax liabilities consisted of the following:

                                                           2000          1999
                                                           ----          ----
                                                         (Dollars in Thousands)
     Net current deferred tax assets (liabilities):
         Accounts receivable                             $    102      $    100
         Inventories                                          375           476
         Accrued liabilities                                1,570         1,555
         Operating loss carry forwards                          -           882
                                                          -------       -------
         Net current deferred tax asset                  $  2,047      $  3,013
                                                          =======       =======

     Net non-current deferred tax assets (liabilities):
         Property plant and equipment                    $(12,445)    $(12,538)
         General business credit carry forward                 38           48
         Alternative minimum tax credit carry forward         452          321
         Intangible assets                                    409          207
         Operating loss carry forwards                      1,337            -
                                                          -------      -------
         Net non-current deferred tax liability          $(10,209)    $(11,962)
                                                          =======      =======

     The Company has operating loss carry forwards for regular tax purposes of approximately $3,350,000, which expire in 2012 to 2015.

8.   COMMITMENTS AND CONTINGENCIES

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

The Company is party to various other lawsuits and claims arising out of the ordinary course of its business. Management believes that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   COMMITMENTS AND CONTINGENCIES, Continued

LEASES - The Company leases certain buildings and machinery and equipment under non-cancelable operating leases. Under certain of these leases the Company is required to pay property taxes, insurance, repairs and other costs related to the leased property. At July 31, 2000, future minimum payments under non-cancelable leases accounted for as operating leases are $1,565,000 in 2001; $1,036,000 in 2002; $826,000 in 2003; $479,000 in 2004; and $386,000 in 2005.
Total rent expense for all operating leases was $2,268,000, $2,191,000 and $2,250,000 in 2000, 1999 and 1998, respectively.

SELF-INSURANCE - The Company maintains a hospitalization and medical coverage program for its employees. Claims under this program are limited to annual losses of $60,000 per participant, and aggregate annual claims of up to $2,000,000 through the use of a stop-loss insurance policy. Additionally, the Company self-insures Oklahoma workers' compensation claims up to $225,000 per occurrence and retains a maximum aggregate liability of $2,000,000 per two-year policy term with respect to all occurrences. The Company has a performance bond in the amount of $550,000 on file with the State of Oklahoma Workers' Compensation Court, as required by self-insurance regulations. Provisions for claims under both programs are accrued based upon the Company's estimate of the aggregate liability for claims (including claims incurred, but not yet reported). The total reserve for self-insurance for medical and workers' compensation was $1,500,000 and $1,621,000 at July 31, 2000 and 1999,
respectively.

PURCHASE COMMITMENTS - At July 31, 2000 and 1999, the Company was committed on outstanding purchase orders for inventory approximating $13.3 million and $24.7 million, respectively. Additionally, the Company had on its premises at July 31, 2000 and 1999, raw material on consignment from certain vendors valued at approximately $2.2 million and $4.1 million, respectively.

9.   EMPLOYEE BENEFIT PLANS

     The Company maintains 401-K benefit plans covering all employees meeting certain service requirements. The plans include a cash or deferred compensation arrangement permitting elective contributions to be made by the participants. Company contributions are made at the discretion of the Board of Directors. Company contributions were $327,000, $419,000 and $439,000 in fiscal 2000, 1999 and 1998, respectively.

10.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

     In January 1994, the Company's stockholders approved the 1994 Stock Incentive Plan (the "Plan"), in which directors, employees and consultants are eligible to participate. Four types of benefits may be granted in any combination under the Plan: incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights. The Plan also provides for certain automatic grants to outside directors. All options expire ten years from the date of grant (except the vice-chairman's options, which expire five years from the date of grant) and are exercisable at a price which is at least equal to fair market value on the date of grant (110% of fair

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS, Continued


market value in the case of the vice-chairman). The employee options vest evenly over a period of two to five years from the date of grant. The maximum number of shares of common stock with respect to which incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights may be issued under the Plan is 850,000.

Activity under the Plan for the last three fiscal years was as follows:

                                          Number of   Weightd Average
                                           Shares      Exercise Price
                                          ---------    --------------
          Balance, July 31, 1997           355,900          $6.42
          Granted                          188,600          $7.24
          Forfeited                        (30,000)         $6.35
                                          --------
          Balance, July 31, 1998           514,500          $6.69
          Granted                           66,200          $6.17
          Forfeited                       ( 42,700)         $7.23
                                          --------
          Balance, July 31, 1999           538,000          $6.58
          Granted                          230,300          $4.17
          Forfeited                       ( 36,800)         $6.03
                                          --------
          Balance, July 31, 2000           731,500          $5.85
                                          ========


Outstanding options and exercisable options at July 31, 2000 were as follows:

                           Number     Weighted Average     Weighted
                             Of           Remaining         Average
       Exercise Prices     Shares     Contractual Life   Exercise Price
       ---------------     ------     ----------------   --------------
     Outstanding:
     $3.31 - $5.75        272,000        8.8 years          $4.31
     $6.13 - $8.75        459,500        6.4 years          $6.76
     Exercisable:
     $3.31 - $5.75         39,940        7.5 years          $4.87
     $6.13 - $8.75        292,520        6.2 years          $6.70

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS, Continued

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

     The fair value of options granted in fiscal years 2000, 1999 and 1998 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                              2000        1999        1998
                                              ----        ----        ----
       Weighted average life               4.0 years   4.0 years   4.3 years
       Risk-free interest rate             5.92-6.26%    5.14%       5.88%
       Expected volatility                    55%         56%         56%
       Expected dividend yield                None        None        None

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of its options. The weighted average estimated fair value of employee stock options, whose exercise price equals the market value on the grant date, granted during 2000, 1999 and 1998 was $1.92, $2.88 and $3.61 per share, respectively. The weighted average estimated fair value of employee stock options, whose exercise price exceeds the market value on the grant date, granted during 2000 was $4.00 and $1.69, respectively.
There were no options granted in 1999 or 1998 with a exercise price exceeding market value on the grant date.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for fiscal years 2000, 1999 and 1998 is as follows:

                                                      2000        1999        1998
                                                      ----        ----        ----
 Pro forma net income (loss)                   $(1,253,000) $1,625,000  $5,926,000
                                                 =========   =========   =========
 Pro forma net income (loss) per share, diluted     $(0.18)     $ 0.23      $ 0.82
                                                     =====       =====       =====

     The above SFAS No. 123 pro forma disclosures are not necessarily representative of the effect SFAS No. 123 will have on the pro forma disclosure of future years.

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS, Continued

     In March 1999, the Company's Board of Directors approved a plan to acquire up to $500,000 of its common stock. Of the approved $500,000 repurchase, the Company acquired 95,000 shares of stock for approximately $448,000 during Fiscal year 1999.

11.  EARNINGS PER SHARE

     Presented below is a reconciliation of the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share, and diluted weighted average shares, which are used in computing diluted earnings per share.

                                                      2000      1999      1998
                                                      ----      ----      ----
                                                        (shares in thousands)
     Basic EPS:
     Weighted average shares outstanding             7,074     7,135     7,169

     Effect of dilutive securities: Options              -         4        76
                                                     -----     -----     -----
     Diluted EPS:
     Diluted weighted average shares outstanding     7,074     7,139     7,245
                                                     =====     =====     =====
     Anti-dilutive options outstanding (1):
        Number of options                              732       480         8
                                                     =====     =====     =====
     Weighted average exercise price                $ 5.85    $ 6.76    $ 9.05
                                                     =====     =====     =====

    (1) Anti-dilutive options and their average exercise prices were not included in the computation of diluted earnings per share due to the option exercise prices being greater than the average market price of the common shares.

12.  SEGMENT INFORMATION

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

12.  SEGMENT INFORMATION, Continued

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company measures segment profit or loss as segment income before income taxes. Information about the Company's segments is as follows:

                                                Tubing
                                                Products    QuikWater     Total
                                                --------    ---------     -----
                                                    (Dollars in Thousands)
Fiscal year-ended July 31, 2000:
     Revenues                                   $138,338     $2,582    $140,920
     Depreciation and amortization                 5,512        398       5,910
     Interest expense                              3,800        192       3,992
     Segment profit (loss)                         1,022     (2,668)     (1,646)
     Segment assets                              119,970      1,398     121,368
     Capital expenditures                         10,401         61      10,462

Fiscal year-ended July 31, 1999:
     Revenues                                    131,282      3,462     134,744
     Depreciation and amortization                 5,008        150       5,158
     Interest expense                              2,454         98       2,552
     Segment profit (loss)                         4,630     (1,618)      3,012
     Segment assets                              110,000      3,396     113,396
     Capital expenditures                         12,495         60      12,555

Fiscal year-ended July 31, 1998:
     Revenues                                    149,810      1,621     151,431
     Depreciation and amortization                 4,059         74       4,133
     Interest expense                              2,214         82       2,296
     Segment profit (loss)                        11,053     (2,044)      9,009
     Segment assets                              102,180      3,515     105,695
     Capital expenditures                         10,238        414      10,652

     A reconciliation of the Company's segment information to the consolidated financial statements is as follows:

                                                     2000       1999       1998
                                                     ----       ----       ----
                                                        (Dollars in Thousands)
     Total assets reported for segments          $121,368   $113,396   $105,695
     Assets not allocated to segments:
        Current assets                              4,115      3,482     3,211
        Notes receivable and other assets           4,640      3,603     2,852
                                                 --------   --------  --------
     Total assets:                               $130,123   $120,481  $111,758
                                                 ========   ========  ========

                     WEBCO INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  RELATED PARTY TRANSACTIONS

     In October 1995, the Company entered into an agreement with an entity owned by the majority stockholders to subcontract certain manufacturing services. Beginning in late 2000, the Company contracted with the same entity to subcontract the production of QuikWater units. Payments made by the Company under the contracts totaled $506,000 and $612,000 in fiscal 2000 and 1999, respectively. In addition, the Company had a receivable balance of $949,000 and $798,000 at July 31, 2000 and 1999, respectively, for amounts paid on behalf of this entity.

     The Company purchases certain specialty packaging and shipping materials from an entity owned by the principal stockholder. Payments made by the Company totaled $163,000 in fiscal 2000 and $177,000 in fiscal 1999.

     The Company leases its distribution facility in Nederland, Texas from an entity owned by certain Company executives. The amount of the monthly lease payments was determined at the beginning of the lease by an independent evaluation. During both 1999 and 2000, lease expense under the agreement totaled $64,800.

     Advances were made from time to time during fiscal 1998 and prior years (none during 2000) to the principal stockholder with the highest amounts outstanding being $1,200,000 in 2000 and 1999. The balance outstanding at July 31, 2000 and 1999, was $1,200,000. The advances are subject to a one-year note from the principal stockholder collateralized by Company stock. The note bears interest at the prevailing rate under the Company's loan agreement with its primary lender and is payable at maturity of the note on August 15, 2001. Accrued interest on the note receivable was $489,000 and $393,000 at July 31, 2000 and 1999, respectively, and is included in other assets in the accompanying balance sheets.

     Other advances on various terms were made to certain executives during fiscal 1999, with the highest amount outstanding being $175,000 in 2000 and 1999. The balance outstanding at July 31, 2000 and 1999, was $175,000.

     During 1994, in the course of purchasing stock from the principal stockholder, certain executives executed promissory notes payable to the principal stockholder in the amount of $273,000, which, as amended, bear interest at 4.1 percent. The notes are collateralized by the underlying shares of common stock. The principal stockholder subsequently assigned the executives' notes receivable to the Company in order to liquidate certain advances and other amounts owed by him to the Company. Accrued interest on the notes receivable from related parties totaled $61,000 and $47,000 at July 31, 2000 and 1999, respectively, and is included in other assets in the accompanying balance sheets.

                            WEBCO INDUSTRIES, INC.
              SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA
                                 (UNAUDITED)
                 (Dollars in thousands, except per share data)

                                            Year Ended July 31, 2000
                                                 Quarters Ended
                        October 31,    January 31,    April 30,    July 31,     Total
                           1999           2000           2000        2000        Year
                        ----------     ----------     --------     -------    --------
Net sales                  $33,322        $34,898      $36,289     $36,411    $140,920
Gross profit                 4,939          5,259        4,821       4,349      19,368
Income from operations         861          1,280        1,110        (905)(1)   2,346(1)
Net income (loss)               66            180           69      (1,340)     (1,025)
Net income (loss) per
 diluted common share        $ .01         $  .03       $  .01      $ (.19)     $ (.14)
Weighted average shares
 outstanding, diluted        7,074          7,074        7,082       7,074       7,074

                                            Year Ended July 31, 1999
                                                 Quarters Ended
                        October 31,    January 31,    April 30,    July 31,     Total
                           1998           1999           1999        1999        Year
                        ----------     ----------     --------     -------   --------
Net sales                  $36,583        $32,124      $31,970     $34,067   $134,744
Gross profit                 6,967          4,612        4,903       4,871     21,353
Income from operations       2,555            883        1,153         973      5,564
Net income                   1,212            172          347         145      1,876
Net income per diluted
 common share                $ .17         $  .02       $  .05      $  .02     $  .26
Weighted average shares
 outstanding, diluted        7,193          7,186        7,130       7,075      7,139

Note: The above quarterly financial data may not total to the annual amounts because of rounding.

(1) Includes a special item: asset write-off of $1,400,000 of certain QuikWater fixed assets and unamortized patent and goodwill costs along with certain tubing equipment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements between the Company and its independent auditors.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
---------                                                             Director
Name                     Age     Positions with Company                  Since
----                     ---     ----------------------                --------
F. William Weber          74     Chairman of the Board and Chief          1969
                                   Executive Officer
Dana S. Weber             43     Vice Chairman of the Board,              1990
                                   President and Chief Operating
                                   Officer
Dr. Kenneth E. Case       56     Director                                 1995

Frederick C. Ermel        58     Director                                 1993

Neven C. Hulsey           66     Director                                 1993

Christopher L. Kowalski   47     Director, President of Phillips &        1998
                                       Johnston, Inc.

Executive Officers
------------------                                                     Officer
Name                     Age     Positions with Company                  Since
----                     ---     ----------------------                 -------
H. Lee Beard              58     Chief Information Officer and Vice       1987
                                   President - Management Systems

David E. Boyer            41     Vice President - Sales and Marketing,    1992
                                   and Secretary

Michael P. Howard         37     Chief Financial Officer, Vice            1997
                                   President - Finance and
                                   Administration, and Treasurer

Stuart D. Keeton          42     Vice President and General Manager -     1995
                                   Stainless Products Division

Troy Kuske                39     Vice President  and General Manager      1998
                                   QuikWater Division

William F. Obermark       59     Vice President - Corporate Development   1984

Rodney W. Watkins         34     Vice President and General Manager -     1999
                                   Oil City Division

Randyl D. Watson          34     Vice President and General Manager -     1999
                                   Southwest Tube Division

Thomas M. Willey          58     Vice President - Materials Management    1995

     F. William Weber is Chairman of the Board and Chief Executive Officer of the Company, positions he has held with the Company or its predecessors since founding the Company in 1969. Mr. Weber's term as a Director of the Company expires in December 2002. Mr. Weber also serves on the Advisory Board of Selco Industries Corporation, Inc., a privately-held manufacturer of promotional timepieces, and is Chairman of the Board of Custom Containers International ("C-CAM"), a company owned by the Weber Family which manufactures intermodal tank containers and fabricates other metal products, and Diversified Plastics, Inc. ("Diversified"), a company owned by F. William Weber which primarily manufactures plastic access panels and performs some packaging services. Mr. Weber is not actively involved in the day-to-day operations of C-CAM or Diversified.

     Dana S. Weber became President of the Company in June 1995, and is also Vice Chairman of the Board and Chief Operating Officer, positions she has held since June 1990. Ms. Weber's term as a Director of the Company expires in December 2002. Ms. Weber was the acting Chief Financial Officer of the Company from August 1994 to July 1995. Ms. Weber served as Chief Financial Officer and Treasurer of the Company from 1986 to June 1990. Ms. Weber has been with the Company or its predecessors in various positions since 1977. Ms. Weber also serves on the Board of C-CAM, but has not been actively involved in the day-to-day operations of C-CAM since March 1, 1994. Ms. Weber is the daughter of F. William Weber.

     Dr. Kenneth E. Case has been a Director of the Company since July 1995. Dr. Case's term as a Director of the Company expires in December 2001. Dr. Case is a Regents Professor of Industrial Engineering and Management and has been at Oklahoma State University since August 1975. He is a licensed professional engineer and was named the Outstanding Engineer in Oklahoma in 1987. His primary specialties are in the fields of quality and reliability. Dr. Case was a Senior Examiner on the Malcolm Baldrige National Quality Award from 1988 to 1990, and on the Panel of Judges from 1991 to 1993. He is a member of the National Academy of Engineering and the International Academy for Quality. He is a Fellow and past president of the Institute of Industrial Engineers and a Fellow of the American Society for Quality Control. Dr. Case has also been project director on over twenty sponsored research projects and has published over 100 articles and co-authored three books.

     Frederick C. Ermel has been a Director of the Company since November 1993. Mr. Ermel's term as a Director of the Company expires in December 2001. Since September 1990, Mr. Ermel has been President of the Carreden Group, Inc., an investment banking firm and registered broker-dealer. From January 1980 to September 1990, Mr. Ermel was a Managing Director of PaineWebber, Inc., a brokerage and investment banking firm.

     Neven C. Hulsey has been a Director of the Company since December 1993. Mr. Hulsey's term as a Director of the Company expires in December 2000. Mr. Hulsey is a former Director and former Chairman of the Board of the Earle M. Jorgensen Company ("Jorgensen"), the largest independent distributor of metal products in the United States. From May 1990 until January 1997, Mr. Hulsey was a Director and President and Chief Executive Officer of Jorgensen as well as the Earle M. Jorgensen Holding Company, Inc., the parent of Jorgensen. From 1984 to May 1990, Mr. Hulsey was Chairman of the Board, President, and Chief Executive Officer, of Kilsby-Roberts Holding Co., a predecessor of Jorgensen. Mr. Hulsey has been a Director of International House of Pancakes, Inc., since August 1987. In September 1997, he became an Advisor of the University of Pacific's Business Advisory Board. As of November 1996, Mr. Hulsey completed a five-year term as a Regent of the University of the Pacific, as well as a Director of the Steel & Aluminum Industry and the National Association of Aluminum Distributors.

      Christopher L. Kowalski joined the Company and was elected to fill a vacancy on the board of directors, effective with the closing of the merger between the Company and Phillips & Johnston, Inc. ("P&J"), in June 1998. Mr. Kowalski's term as a director of the Company will expire in December 2000. Mr. Kowalski was a 50% owner of P&J prior to the merger. Mr. Kowalski joined P&J in 1979 and has served as its president since 1987. Prior to his employment with P&J, Mr. Kowalski worked for Central Steel & Wire, Inc.

     H. Lee Beard is Vice President of Management Systems and has been with the Company since November 1987. Mr. Beard has been in the specialty tubing industry since 1979. Mr. Beard was the Chief Executive Officer of C-CAM from April 1989 to January 1990.

     David E. Boyer is Vice President of Sales and Marketing and has held that position since July 1992. Mr. Boyer became Secretary of the Company in November 1993. Mr. Boyer previously served as General Manager-Stainless Division from June 1991 to July 1992; as Product Manager, Stainless Products, from February 1989 to June 1991; and in various other positions with the Company since 1984. Mr. Boyer is a Fall 1998 graduate of the Program for Management Development at Harvard University.

     Michael P. Howard joined the Company as Chief Financial Officer and Vice President of Finance and Administration in January, 1997. Prior to joining the Company, Mr. Howard was Vice President of Finance and Administration and Chief Financial Officer for Multimedia Games Inc. from January 1996 to January 1997. From May 1985 to January 1996 Mr. Howard was with the international accounting firm of Coopers & Lybrand LLP, where he worked in the Business Assurance Group and served as the audit manager on the Company's audit during five years of that period. Mr. Howard is a Certified Public Accountant.

     Stuart D. Keeton has been Vice President and General Manager of Stainless Products since November 1995. Mr. Keeton had previously been the General Manager of Stainless Operations from July 1992 to November 1995, and has been with the Company in various positions since December 1980.

     Troy Kuske has been Vice President and General Manager of the QuikWater Division since October 1999. From December 1996 to October 1999, Mr. Kuske was QuikWater's West Coast Regional Manager. From 1990 until joining QuikWater in 1996, Mr. Kuske was president of Accent C&M, a residential construction remodeling company located in Tulsa, Oklahoma.

     William F. Obermark is the Vice President of Corporate Development, a position he has held since December 1998. From November 1995 until 1998, he was the Vice President and General Manager of the Southwest Tube Division. Mr. Obermark previously was Vice President of Engineering, a position he had held with the Company since June 1984. Mr. Obermark has been with the Company in various positions since 1980, and has been in the specialty tubing industry since 1969.

     Rodney W. Watkins has been the Vice President and General Manager of the Oil City Tubing Division since January 2000. Mr. Watkins previously served as the General Manager and Maintenance Engineering Manager in Oil City. Mr. Watkins has been with the Company since 1990.

     Randyl D. Watson was named the Vice President and General Manager of the Southwest Tube Division in Sand Springs in January 2000. From 1998 to January 2000, Mr. Watson was the General Business Manager of Weld Mill Operations and then all Operations at Southwest Tube. From 1993 to 1997, Mr. Watson was the Chief Engineer and Plant Manager for Southwestern Pipe in Houston Texas. In addition to his current tenure, Mr. Watson was employed by the Company as its Production Engineering Manager in Sand Springs from 1989 to 1993 when he left to join Southwestern Pipe.

     Thomas M. Willey has been Vice President of Materials Management since March 1995. Mr. Willey has been with the Company in various purchasing and materials acquisition and management positions since May 1980.

     The Company's Amended and Restated Certificate of Incorporation provides that the Board of Directors shall be divided into three classes as nearly equal in number as possible and that one class shall be elected each year and serve for a three-year term. Executive officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors.

Meetings of Board of Directors

     During the fiscal year ended July 31, 2000, the Board of Directors held four meetings. During that period no Director attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he or she was a director, and (ii) the total number of meetings held by all Committees of the Board of Directors on which he served during the period.

Board Committees Meetings and Membership

     The Company has an Audit Committee of the Board of Directors whose members are: Dr. Kenneth E. Case, Frederick C. Ermel (Chairman) and Neven C. Hulsey; and a Compensation Committee whose members are: F. William Weber, Dr. Kenneth
E. Case, Frederick C. Ermel and Neven C. Hulsey.

     The Audit Committee meets with management and the Company's independent accountants to determine the adequacy of internal controls and other financial matters. In March 2000, the Audit Committee adopted and the Board approved an audit committee charter to meet new Securities and Exchange Commission regulation. A copy of the charter accompanies this report. The Compensation Committee reviews general policy matters relating to compensation and benefits of employees and officers of the Company and administers the Company's 1994 Stock Incentive Plan. The Audit Committee held two meetings in fiscal 1999, and the Compensation Committee held three meetings in fiscal 1999. (See "Report of Compensation Committee" and "Report of Audit Committee".)

Directors' Compensation

     Pursuant to the Company's 1994 Stock Incentive Plan (the "Plan"), each director who is not an employee of the Company receives an initial grant (either on the date the Plan was adopted or on the date such person first becomes a director) of options to purchase 3,000 shares of Common Stock. Thereafter, each outside director, on January 1 of each year, will receive options to purchase 1,500 shares of Common Stock. All such options will be exercisable at the fair market value at the date of grant, commencing six months after the date of grant. In fiscal 2000, each of Messrs. Case, Ermel and Hulsey received options to purchase 1,500 shares of Common Stock at a price of $3.31 per share. Outside directors who are not members of the Compensation Committee are also eligible for discretionary grants under the Plan. In addition, directors of the Company who are not employees receive directors' fees of $10,000 per year and $1,500 for each Board meeting or committee meeting attended in person ($2,000 if such director is the Chairman of the Board or the committee) and $500 (or $1,000, for the Chairman) for each meeting attended by telephone. Outside directors also receive reimbursement of all out-of-pocket expenses related to meetings attended. Officers of the Company who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of the Company.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

    The following table sets forth the cash compensation paid or accrued by the Company for services rendered during fiscal 2000 to the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company, whose compensation exceeded $100,000 (the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE
                                 Annual Compensation
<CAPTIONS>
                                                                          Other Annual
Name and Principal Position              Year      Salary       Bonus     Compensation
---------------------------              ----      ------       -----     ------------
F. William Weber                         2000    $ 422,700    $    -        $      -
  Chairman of the Board and Chief        1999      434,300     192,000             -
  Executive Officer                      1998      425,400     157,000(4)          -

Dana S. Weber                            2000    $ 254,000    $    -        $ 10,000(2)
  Vice Chairman of the Board, President  1999      265,300     112,000        20,000(2)
  and Chief Operating Officer            1998      252,500      20,000         9,600(2)

Christopher L. Kowalski (5)              2000    $ 200,000    $ 68,000      $  5,800(1)
  Director, President of Phillips &      1999      200,000      18,600         5,800(1)
  Johnston, Inc.

David E. Boyer                           2000    $ 115,700    $    -        $      -
  Vice President - Sales and Marketing,  1999      115,200      72,000             -
  Secretary                              1998      107,000         -          20,000(2)

Michael P. Howard                        2000    $ 115,300(3) $    -        $      -
  Vice President - Finance & Admin.,     1999      115,000(3)   57,700         9,000(2)
  Treasurer and Chief Financial Officer  1998      116,650(3)      -           9,000(2)


(1) Represents the aggregate amount paid by the Company for life insurance policies.
(2) Represents amounts paid by the Company for the person's benefit in respect of deferred compensation plans maintained for certain of the Company's executives.
(3) Fiscal years 2000, 1999 and 1998 include $8,400, $8,400 and $5,300, respectively, subsequently repaid to the Company as interest on outstanding advances totaling
    $175,000, $175,000 and $147,000, respectively, at July 31, 2000, 1999 and 1998, respectively.  (See "Certain Transactions.")
(4) $125,000 of such bonus to Mr. Weber was paid pursuant to an arrangement whereby the bonus was based on a multiple of a measured increase in the market value of the
    Company's Common Stock.  There were no such amounts paid in 2000 or 1999.  See
    "Report of the Compensation Committee".
(5) Compensation information for Mr. Kowalski is presented for the period subsequent to the merger of Webco and Phillips and Johnston, Inc in June 1998.

Note:  Bonuses reflected above as paid in fiscal year 1999 represent fiscal year 1998 performance awards.

Employment Agreements and Termination of Employment Arrangements

     Each of F. William Weber, Dana S. Weber, Christopher L. Kowalski and Michael P. Howard is employed pursuant to an agreement which terminates December 31, 2002. The agreements provide for a base salary of $422,706 for Mr. Weber, $225,000 for Ms. Weber, $200,000 for Mr. Kowalski and $115,000 for Mr. Howard, subject to such increases as may be approved by the Compensation Committee, and the use of an automobile. Mr. Weber also receives reimbursement annually for the cost of certain life insurance policies, and the Company pays the cost of life insurance policies for Ms. Weber and Mr. Kowalski, as described in the footnotes to the Summary Compensation Table above. Upon the occurrence of a "change in control," each of the above will be entitled to receive an amount equal to three times the sum of his or her base salary plus the highest bonus paid to him or her in the prior three years (plus such amount as is necessary so that such payment is received net of any special or excise taxes), payable at such person's option in either a lump-sum or over three years with interest. A "change in control" is generally defined in the agreements to have occurred if (i) the Company consummates a merger in which the Company is not the surviving corporation or in which shares of Common Stock are converted into other property, other than a merger in which the holders of the Common Stock immediately prior to such merger have substantially the same proportionate ownership of Common Stock of the corporation surviving such merger, (ii) the Company sells, leases, exchanges, or transfers (in one or a series of related transactions) all or substantially all of its assets, (iii) the Company's stockholders approve a liquidation or dissolution of the Company,
(iv) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended), other than the Company or any employee benefit plan sponsored by the Company, becomes the beneficial owner of either (A) 51% of the Common Stock or (B) a greater percentage of the Common Stock than is held by the Weber Family, or (v) at any time during two consecutive years, individuals who, at the beginning of such period, constituted the Board of Directors cease to constitute at least a majority thereof, unless the election or nomination of each new director during such two-year period was approved by at least two-thirds of the directors then in office who were directors at the beginning of such two-year period.


Stock Options

     The following table summarizes individual grants of options made during fiscal year 2000 to each of the Named Executive Officers:

                         Individual Option Grants in Last Fiscal Year
<CAPTIONS>
                  Number of    % of Total                                  Potential Realized
                 Securities    Options                                       Value at Assumed
                 Underlying    Granted to    Per Share                    Annual Rate of Stock
                  Options      Employees in  Exercise  Vesting  Expiration  Price Appreciation
Name              Granted      Fiscal Year   Price     Period   Date         for Option Term
----              -------      ------------  -----     ------   ----         ---------------
                                                                               5%       10%
                                                                             ------   ------
F. William Weber        -             -      $   -        -        -        $    -   $    -
Dana S. Weber           -             -          -        -        -             -        -
Chris L. Kowalski       -             -          -        -        -             -        -
David E. Boyer      6,000           3.4%      4.00      5 Yrs   9-30-09      13,000   33,000
Michael P. Howard   6,000           3.4%      4.00      5 Yrs   9-30-09      13,000   33,000

ITEM 11.    EXECUTIVE COMPENSATION, continued

    The following table shows the number of shares of Common Stock represented by outstanding stock options held by the Named Executive Officers as of July
31, 2000. Also reported are the values for "in the money" options which represent positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock.

                             Aggregated Option Exercises in 2000
                              and Fiscal Year-End Option Values
<CAPTIONS>
                                             Number of Securities     Value of Unexercised
                 Number of Securities       Underlying Unexercised   Options at In-the-Money
                 Underlying Options           Options at Fiscal         Options at Fiscal
                                                 Year-End (#)              Year-End ($ )
                              Value
Name            Exercised (#) Realized ($) Exercisable Unexercisable  Exercisable Unexercisable
F. William Weber     -          -               -             -         $   -        $   -
Dana S. Weber        -          -            19,200        12,800           -            -
Chris L. Kowalski    -          -               -             -             -            -
David E. Boyer       -          -            22,800         9,200           -            -
Michael P. Howard    -          -            15,600        16,400           -            -

Report of the Compensation Committee

     The Compensation Committee (the "Committee") of the Board of Directors is comprised of the three non-employee directors and the Chief Executive Officer. The Committee is responsible for reviewing and making recommendations to the Board of Directors regarding the compensation and benefits of the Company's management personnel.

     As discussed under "Employment Agreements and Termination of Employment Arrangements," the Company entered into employment agreements with F. William Weber, the Company's Chief Executive Officer, and Dana S Weber, the Company's Chief Operating Officer. Because the salary of Mr. Weber during fiscal 2000 has been solely pursuant to his employment agreement, the Committee has not formulated specific policies concerning compensation of the Chief Executive Officer. Based upon its review of the relationship between the salaries of Chief Executive Officers and Chief Operating Officers in comparable companies, the Compensation Committee has established a salary policy for the Chief Operating Officer whereby the base salary for that position is approximately 60% of the base salary of the Chief Executive Officer.

     While decisions regarding salary levels for management personnel, other than the Chief Executive Officer and Chief Operating Officer, are determined by the Chief Executive Officer and the Chief Operating Officer (subject to review by the Committee), the Committee has established general policies designed to enable the Company to reward qualified management personnel and to provide long-term incentives. The Committee's philosophy is that the Company's goals are more likely to be achieved if final compensation is tied to the Company's performance during the year, and that long-term stock options are longer term incentives that are closely aligned with shareholder return. In fiscal 2000, 176,000 new options were granted to 190 employees and management personnel (68,000 of which were granted to 9 executives), as authorized by the Compensation Committee. The specific number of options granted was commensurate with the degree of responsibility of the grantee's position and the length of the grantee's employment. No options have been granted to the Chief Executive Officer.

     The Committee has approved supplemental compensation plans for the Chief Executive Officer, Chief Operating Officer and other senior management personnel.

     In order to incent the CEO and COO to operate the Company such that long-term shareholder value is maximized, the Committee awards an annual bonus to the CEO and COO that is equal to the increase in the market value of the Company's Common Stock at a measurement date over an established bonus base stock price times a multiple established by the Committee. The measurement date has been established as two weeks after the Company's fourth fiscal quarter earnings release and the bonus base stock price is typically the market value of the Company's Common Stock on the date the bonus multiple is set by the Committee. Upon payment of a bonus under the plan, the bonus base stock price changes to the stock price upon which the payment was made. Reductions in the bonus base stock price are not made during the measurement period for subsequent decreases in stock price. In 1997, the Committee established a bonus for the CEO on the above terms with a bonus multiple of 50,000 and a bonus base stock price of $5.75. In 1998, $125,000 was paid to the CEO as a bonus on the 1997 multiple and the bonus base stock price was increased to $8.25. In 1998, the Committee established an additional bonus for the CEO and an initial bonus for the COO with multiples of 16,000 and 10,000, respectively, each having a bonus base stock price of $7.25. No bonus was paid on any of the multiples based on the market price of the Company's stock two weeks after the 1998, 1999 or 2000 fourth fiscal quarter earnings releases and there were no changes to the bonus base stock price of any of the awards.

     The Committee has approved a bonus compensation plan for the senior staff, including the CEO and COO, that is intended to reward participants for attaining budgetary goals that are established by the Company and approved by the Committee. The plan is designed to pay a target bonus if such budgetary goals are attained and increases or decreases the bonus amount at an accelerated rate if such budgetary goals are exceeded or under-achieved, respectively. In certain circumstances, the Company deposits all or part of any such bonuses to a deferred compensation plan maintained by the Company for the benefit of certain of the Company's executives. The bonuses reflected in the Summary Compensation Table as paid during fiscal year 1999 represent fiscal year 1998 performance awards. Other than with respect to the president of the Company's subsidiary, Phillips & Johnston, no such bonuses were paid or are to be paid for fiscal years 1999 and 2000.


MEMBERS OF COMPENSATION COMMITTEE

F. William Weber
Dr. Kenneth E. Case
Frederick C. Ermel
Neven C. Hulsey


Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Compensation Committee of the Company's Board of Directors is comprised of Messrs. Weber, Ermel, Hulsey and Case. Mr. Weber is the Chairman of the Board and Chief Executive Officer of the Company. There are no compensation committee interlocks. See "Certain Transactions."

Stock Price Performance Data

     The following data compares on a cumulative basis the percentage change since the Company's initial public offering in February 1994, in the total shareholder return on the Company's Common Stock, with (a) the total return or the AMEX Market Value Index, which is being used as the required broad entity market index, and (b) the total return for a selected peer group index (the "Peer Group"). The Peer Group consists of Huntco Inc., Maverick Tube Corporation, Steel Technologies, Inc., Lone Star Technologies and Synalloy Corporation. The graph assumes (i) investment of $l00 on February 8, 1994 in the Company's Common Stock, the AMEX Market Value Index and the common stock of the Peer Group, and (ii) the reinvestment of all dividends.

                                         Cumulative Total Return
                            7/95     7/96     7/97     7/98     7/99     7/00
                           -----    -----    -----    -----    -----    -----
WEBCO INDUSTRIES, INC.     100.00    88.46   105.77   120.19    70.19    46.15
AMEX MARKET VALUE          100.00   100.87   122.39   145.17   163.23   189.44
PEER GROUP                 100.00   118.44   233.54   108.90   132.44   235.46


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth the beneficial ownership of the Common Stock as of July 31, 2000 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director,
(iii) each of the executive officers of the Company, including the executive officers named in the "Summary Compensation Table" below, and (iv) all directors and executive officers of the Company as a group.

                                                  Amount and Nature
                                                    of Beneficial      Percent
Name                     Position                     Ownership       of  Class
----                     --------                     ---------       ---------
F. William Weber         Chairman of the Board        2,081,888 (1)      29.4%
                         and Chief Executive Officer

Dana S. Weber            Vice Chairman of the Board,    820,987 (3)      11.6
                         President, Chief Operating
                         Officer

Kimberly A.W. Frank      Assistant Secretary            401,686 (3)       5.7

Christopher L. Kowalski  Director and President of      415,000 (4)       5.9
                         Phillips & Johnston, Inc.

Kenneth E. Case          Director                        12,000 (2)         *

Neven C. Hulsey          Director                        15,000 (2)         *

Frederick C. Ermel       Director                        19,000 (2)         *

H. Lee Beard             Chief Information Officer,      80,225 (2)       1.1
                         Vice President - Management
                         Systems

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,
            continued
                                                  Amount and Nature
                                                    of Beneficial      Percent
Name                     Position                     Ownership       of  Class
----                     --------                     ---------       ---------
David E. Boyer           Vice President - Sales &       121,814 (2)       1.7
                         Marketing, and Secretary

Heartland Advisors, Inc.                                475,500 (5)       6.7

Troy Kuske               Vice President - QuikWater       4,000 (2)         *

Michael P. Howard        Chief Financial Officer, Vice   59,329 (2)         *
                         President - Finance and
                         Administration, Treasurer and
                         Assistant Secretary


Stuart D. Keeton         Vice President and General      38,911 (2)         *
                         Manager - Stainless Products
                         Division


William F. Obermark      Vice President - Corporate     107,601 (2)       1.5
                         Development

Robert N. Pressly                                       385,000 (4)       5.4

Rodney W. Watkins        Vice President and General       5,600 (2)         *
                         Manager - Oil City Division

Randyl D. Watson         Vice President and General       4,200 (2)         *
                         Manager - Oil City Division

Wellington Management                                   505,300 (6)       7.1
  Company, LLP

Thomas M. Willey         Vice President - Materials      42,396 (2)         *
                         Management

All directors and executive                           4,614,640          65.2%
officers of the Company as a
group (seventeen persons)

* - Less than 1%

(1) F. William Weber, Martha A. Weber, Dana S. Weber and Kimberly A.W. Frank (the "Weber Family") each hold his or her shares in a revocable living trust. F. William Weber and Martha A. Weber are husband and wife and are co-trustees of the trusts established by each other. Certain members of the Weber Family (F. William Weber, Martha A. Weber, Dana S. Weber and Kimberly A.W. Frank) may be deemed to be a "group," as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder, and to share beneficial ownership of the shares owned by each other member of the Weber Family. Each member of the Weber Family disclaims beneficial ownership of the shares owned by each other member of the Weber Family, except Mr. and Mrs. F. William Weber as to the shares owned by the other (shares shown in the table for each

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

     member of the Weber Family do not include shares as to which beneficial ownership is disclaimed as aforesaid). In addition, members of the Weber Family disclaim beneficial ownership of certain shares included in those shown for them in the table, as follows: Mr. and Mrs. F. William Weber disclaim beneficial ownership of 262,648 shares held in an irrevocable trust, of which they are the trustees, for the benefit of Ashley R. Weber; Dana S. Weber disclaims beneficial ownership of 2,800 shares held in an irrevocable trust, of which she is the trustee, for the benefit of the children of Kimberly A.W. Frank; and Kimberly A.W. Frank disclaims beneficial ownership of 4,600 shares held in an irrevocable trust, of which she is a co-trustee, for the benefit of the child of Dana S. Weber. The address of each such stockholder is c/o Webco Industries, Inc., 9101 West 21st Street, Sand Springs, Oklahoma 74063.

(2) Includes shares of Common Stock that directors and executive officers had the right to acquire on September 30, 2000 as follows: Dana S. Weber, 19,200; Kimberly A.W. Frank, 800; Dr. Kenneth E. Case, 10,500; Neven C. Hulsey, 12,000; Frederick C. Ermel, 12,000; H. Lee Beard, 22,800; David E. Boyer, 22,800; Troy Kuske, 4,000; Michael P. Howard, 9,200; Stuart D. Keeton, 22,800; Thomas M. Lewis, 22,800; William F. Obermark, 22,800; Rodney W. Watkins, 5,600, Randyl D. Watson 4,200 and Thomas M. Willey, 22,800.

(3)  See Footnotes (1) and (2) above.

(4) The address of Robert N. Pressly and Christopher L. Kowalski is c/o Webco Industries, Inc., 9101 West 21st Street, Sand Springs, Oklahoma 74063.

(5) According to Schedule 13G dated January 27, 2000. The address of Heartland Advisors, Inc. is 790 North Milwaukee Street, Milwaukee, WI 53202.

(6) According to letter dated October 26, 2000. The address of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

C-CAM
     The Company paid C-CAM $506,000 in fiscal 2000 pursuant to a contract with C-CAM for certain fabrication activities at market rates and terms for such activities. In addition, the Company had a receivable balance at July 31, 2000 of $949,000 for amounts paid on behalf of C-CAM.

Diversified Plastics. Inc.
     The Company purchases certain specialty packaging and shipping material from Diversified Plastics, Inc., an entity owned by F. William Weber. Payments made by the Company totaled $163,000 in fiscal 2000

Advances to Affiliates
     Mr. F. William Weber, Chairman of the Board and Chief Executive Officer, had an outstanding advance during fiscal 2000 and at July 31, 2000 of $1,200,000. The advance is subject to a note from Mr. Weber, collateralized by certain assets. The note bears interest at the prevailing rate under the Company's Loan Agreement with its primary lender and is payable at maturity of the note on August 15, 2001.

Loan to Officer
     The Company has made advances to certain executives. As of July 31, 2000, such advances included $168,000 to Mr. William F. Obermark, $105,000 to Mr. David E. Boyer and $175,000 to Mr. Michael P. Howard. The advances are subject to a notes collateralized by certain assets. Interest on the advances to Messrs. Obermark and Boyer is charged at the rate of 4.1% and $61,084 is accrued at July 31, 2000. The notes to Messrs Obermark and Boyer mature on February 15, 2001 and August 1, 2001, respectively. Interest on the note to Mr. Howard bears interest at 5.7% is paid currently ($8,400 during fiscal year
2000).  The note is due on January 31, 2001.

Lease of Facility
     The Company leases warehouse space in a facility in Nederland, Texas that is owned by a partnership, of which the principals are five vice presidents of the Company. During fiscal year 2000, the Company paid $64,800 to the partnership in rentals. The rentals were established at the beginning of the lease based on an independent evaluation.

                                         PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

(a)   The following documents are filed as part of this report:

     (1) Financial Statements of Webco Industries, Inc. which are included in Part II,
             Item 8:

             Reports of Independent Accountants
             Consolidated Balance Sheets as of July 31, 2000 and 1999 Consolidated Statements of Operations for each of the three years in the period ended July 31, 2000
             Consolidated Statements of Changes in Stockholders' Equity for
                 each of the three years in the period ended July 31, 2000
             Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2000
             Notes to Consolidated Financial Statements
             Supplemental Consolidated Quarterly Financial Data (Unaudited)

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

10.14 Amendment No. 5 to Loan and Security Agreement dated July 15, 1997, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company.

23.1        Consent of PricewaterhouseCoopers LLP

27.1        Financial Data Schedule


(b) Reports on Form 8-K:
               None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               WEBCO INDUSTRIES, INC.

November 13, 2000     By:        /s/ F. William Weber
                                     F. William Weber
                                     Chairman, Chief Executive
                                     Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 13, 2000     By:        /s/ F. William Weber
                                     F. William Weber
                                     Chairman, Chief Executive
                                     Officer and Director

November 13, 2000     By:        /s/ Dana S. Weber
                                     Dana S. Weber
                                     President, Chief Operating Officer
                                     and Director

November 13, 2000     By:        /s/ Michael P. Howard
                                     Michael P. Howard
                                     Chief Financial Officer

November 13, 2000     By:        /s/ Christopher L. Kowalski
                                     Christopher L. Kowalski
                                     President-Phillips & Johnston, Inc.

November 13, 2000     By:        /s/ Frederick C. Ermel
                                     Frederick C. Ermel
                                     Director

November 13, 2000     By:        /s/ Neven C. Hulsey
                                     Neven C. Hulsey
                                     Director

November 13, 2000     By:        /s/ Kenneth E. Case
                                     Kenneth E. Case
                                     Director

                            WEBCO INDUSTRIES, INC.


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   For the Three Years Ended July 31, 2000

                            (Dollars in Thousands)

                                      Additions
                                ----------------------
                   Balance at   Charged to  Charged to              Balance at
                  Beginning of   Costs and    Other        (1)        End of
Description          Period      Expenses    Accounts   Deductions    Period
-----------          ------      --------    --------   ----------    ------
Allowance for
 bad debts:
   1998                  49         139          -           (9)         179
   1999                 179          45          -           (7)         217
   2000                 217          35          -          (15)         237

Reserve for inventory
 obsolescence
   1998                  29       1,184          -          (33)       1,180
   1999               1,180         261          -         (850)         591
   2000                 591         360          -         (385)         566

    (1)  Amounts represent write-offs, net of recoveries.

                                                                Exhibit 10.14


                               AMENDMENT NO. 5
                        TO LOAN AND SECURITY AGREEMENT



     THIS AMENDMENT NO. 5 TO LOAN AND SECURITY AGREE-MENT (this "Amendment") is entered into as of November 10, 2000 by and among Webco Industries, Inc. (the "Borrower"), the financial institutions named on the signature page hereto, and American National Bank and Trust Company of Chicago, as agent (in such capacity, the "Agent") for the Lenders.

                                 WITNESSETH:



     WHEREAS, the Borrower, the financial institutions from time to time parties thereto (the "Lenders") and the Agent have entered into that certain Loan and Security Agreement dated as of July 15, 1997 (as amended, the "Loan Agreement");

     WHEREAS, the Borrower desires that the Loan Agreement be amended as set forth herein; and

     WHEREAS, the undersigned Lenders and the Agent are willing so to amend the Loan Agreement, but only on the terms and subject to the conditions set forth below;

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

     2.  Amendments.  Subject to Section 4 below:

     (a) Subsection 1.1 of the Loan Agreement is hereby amended by adding the following definitions in their proper alphabetical place:

     "Applicable Base Rate Margin" shall mean, as to any Base Rate Advance, 0.75%; provided, however, after Lenders' receipt of the financial statements required to be provided by Borrower pursuant to Subsection 7.1(A) for any quarter (each, a "Fiscal Quarter") of any Fiscal Year, then the Applicable Base Rate Margin shall be adjusted from time to time effective on the first day (the "Change Date") of the third month following the end of such Fiscal Quarter (commencing with the Fiscal Quarter ending April 30, 2001, so the first date on which an adjustment shall be made is July 1, 2001) based on the following: (i) if Borrower's Adjusted Debt Coverage Ratio (as hereinafter defined) for the four Fiscal Quarters ending with such Fiscal Quarter is greater than or equal to 1.2 to 1.0 and Borrower's Average Daily Unconstrained Availability for the two Fiscal Quarters ending with such Fiscal Quarter is greater than or equal to $10,000,000, then the Applicable Base Rate Margin shall be 0.00% (the "Level 1 Pricing"); (ii) if Borrower's Adjusted Debt Coverage Ratio for the four Fiscal Quarters ending with such Fiscal Quarter is greater than or equal to 1.0 to 1.0 and Borrower's Average Daily Unconstrained Availability for the two Fiscal Quarters ending with such Fiscal Quarter is greater than or equal to $7,000,000, but the condition precedent to application of Level 1 Pricing have not been satisfied, then the Applicable Base Rate Margin shall be 0.25% ("Level 2 Pricing"); and (iii) if the condition precedent have not been satisfied for either Level 1 Pricing or Level 2 Pricing, then the Applicable Base Rate Margin shall be 0.75% ("Level 3 Pricing").

     "Applicable L/C Fee Rate" shall mean 3.00%; provided, however, the Applicable L/C Fee Rate shall be adjusted from time to time in accordance with changes in the Applicable Base Rate Margin so that at any time when Level 1 Pricing, Level 2 Pricing and Level 3 Pricing is applicable, the Applicable L/C Rate shall be 1.50%, 2.25% and 3.00%, respectively.

     "Average Daily Unconstrained Availability" shall mean, for any period, an amount equal to the daily average (determined by the Agent based on the Collateral Reports) of the amount by which (i) the sum of (A) up to eighty-five percent (85%) of the face amount (less maximum discounts, credits and allowances which may be taken by or granted to Account Debtors in connection therewith) then outstanding under existing "Eligible Accounts" (as defined in Subsection 3.2 hereof), less such reserves as Agent in its sole discretion and in Good Faith elects to establish; plus (B) an amount equal to up to sixty percent (60%) of Borrower's existing "Eligible Inventory" (as defined in Subsection 3.10 hereof), of raw material, work-in-process and finished goods, valued at the lower of cost, determined on an average cost basis, or market, less such reserves as Agent in its sole discretion and in Good Faith elects to establish, minus (C) the Letter of Credit Obligations, plus (D) 80% of the undrawn face amount of the K-Letter of Credit, exceeds (ii) the aggregate balance of the unpaid principal amount of the Revolving Loans.

     (b) Subsection 1.1 of the Loan Agreement is hereby further amended by amending and restating the following definition in its entirety:

     "Applicable LIBOR Margin" shall mean, as to any Advance consisting of all or any portion of any Revolving Loans, Term Loans, and CAPEX Loans, 3.25%, 3.50% and 3.50%, respectively; provided, however, the Applicable LIBOR Margin shall be adjusted from time to time in accordance with changes in the Applicable Base Rate Margin so that at any time when Level 1 Pricing, Level 2 Pricing and Level 3 Pricing is applicable, the Applicable LIBOR Margin shall mean, as to any Advance consisting of all or any portion of any Revolving Loans, 1.75%, 2.50% and 3.25%, respectively, and the Applicable LIBOR Margin shall mean, as to any Advance consisting of all or any portion of any Term Loans or CAPEX Loans, 2.00%, 2.75% and 3.50%, respectively.

     (c) The first grammatical sentence of Subsection 2.20(A) of the Loan Agreement is hereby amended and restated in its entirety as follows:

     Borrower shall pay to Agent for the account of Lenders interest on the outstanding principal balance of the Revolving Loans and Term Loans and the other Liabilities, other than the outstand-ing principal amount of LIBOR Rate Advances, at a per annum rate equal to the from time to time Base Rate plus the Applicable Base Rate Margin.

     (d) The first grammatical sentence of Subsection 2.20(G)(i) of the Loan Agreement is hereby amended and restated in its entirety as follows:


     Agent, for the ratable benefit of Lenders, shall be entitled to charge to the account of Borrower on the last day of each month, a fee (the "L/C Fee"), in an amount equal to the Applicable L/C Fee Rate per annum of the average daily outstanding Letter of Credit Obligations (including without limitation the outstanding amount of the PEDFA Letter of Credit before giving effect to any reductions therein which are subject to reinstatement) for each month (or portion thereof) from the date of the execution of this Agreement, payable monthly in arrears on the first Business Day of each following month.

     (e) Subsection 8.15 of the Loan Agreement is hereby amended and restated in its entirety as follows:

     8.15  Financial Covenants .  Borrower shall not:

     (A) Debt Coverage Ratio. Permit its Debt Coverage Ratio for any twelve month period ending with the last day of a Fiscal Quarter ending on or after January 31, 2002 to be less than 2.5 to 1.0. As used herein the term "Debt Coverage Ratio" shall mean, for any period, without duplication, Borrower's ratio of (A) EBIDA, plus any "Quikwater Write-Off Amount" (as hereinafter defined) during such period, to (B) an amount equal to the sum of the following for such period: (i) the sum of interest expense; plus (ii) the sum of all principal payments on Indebtedness of Borrower, other than required principal payments on the Revolving Loan; plus (iii) the aggregate amount of all Dividends and Distributions (except to the extent the same are (A) payable solely in capital stock of Borrower or any of its Subsidiaries, or (B) are payable from any Subsidiary to Borrower). As used herein, the term "Quikwater Write-Off Amount" shall mean the amount of any non-recurring charge incurred by Borrower with respect to the final closure of its Quikwater Division, net of any tax benefit realized by Borrower as a result thereof.

     (B) Leverage Ratio. Permit its Leverage Ratio to at any time exceed (i) if the date of determination is on or before July 31, 2001, 1.25 to 1.0, (ii) if the date of determination is after July 31, 2001 and before January 31, 2002, 1.20 to 1.0 and (iii) if the date of determination is on or after January 31, 2002, 1.0 to 1.0. As used herein the term "Leverage Ratio" shall mean, at any time, Borrower's ratio of (i) Indebtedness to (ii) net worth, minus Borrower's investment in, and loans or advances from, Borrower to any Subsidiary at such time, plus any Quikwater Write-Off Amount arising after the date hereof.

     (C) Adjusted Debt Coverage Ratio. Permit its Adjusted Debt Coverage Ratio for the twelve month period ending with (i) October 31, 2000 to be less than 0.19 to 1.0, (ii) January 31, 2001 to be less than 0.32 to 1.0, (iii) April 30, 2001 to be less than 0.41 to 1.0, (iv) July 31, 2001 to be less than
0.61 to 1.0, or (v) October 31, 2001 to be less than 0.73 to 1.0. As used herein the term "Adjusted Debt Coverage Ratio" shall mean for any period, without duplication, Borrower's ratio of (A) EBITDA, to (B) an amount equal to the sum of the following for such period: (i) the sum of interest expense; plus
(ii) the sum of all principal payments on Indebtedness of Borrower, other than required principal payments on the Revolving Loan; plus (iii) the aggregate amount of all Dividends and Distributions (except to the extent the same are (A) payable solely in capital stock of Borrower or any of its Subsidiaries, or
(B) are payable from any Subsidiary to Borrower). As used herein, the term "EBITDA" shall mean, as to any period, an amount equal to the sum of the following for Borrower for such period: (i) earnings before income tax expense (determined based on the valuation of inventory on an average cost basis); plus
(ii) interest expense subtracted in determining earnings; plus (iii) depreciation, amortization, and other non-cash charges deducted in determining earnings; plus (iv) cash contributions to the capital of the Borrower and the net cash proceeds of the sale of capital stock of the Borrower; minus (v) to the extent included in the earnings of Borrower for such period, equity in undistributed earnings of Subsidiaries; minus (vi) the aggregate amount of Dividends and other Distributions; and minus (vii) Capital Expenditures for such period other than Capital Expenditures representing capitalized lease obligations incurred or which were financed through the incurrence of purchase money secured financing (other than the Revolving Loans) and provided that up to $1,000,000 of Borrower's Capital Expenditures incurred in connection with the expansion, renovation and equipping of Borrower's manufacturing plant in Oil City, Pennsylvania shall be deemed to have been financed in November, 2000 by the Pennsylvania Industrial Development Authority ("PIDA"), regardless of whether or when the proposed loan from PIDA to Borrower closes.

     (C) Average Daily Unconstrained Availability. Permit its Average Daily Unconstrained Availability for any month to be less than $6,000,000.

      3. Waiver. Subject to Section 4 below, the Required Lenders hereby waive any Event of Default arising under the Loan Agreement as a result of a breach of Section 8.15 thereof before giving effect to the amendments to the Loan Agreement contemplated hereby.

      4. Conditions of Effectiveness. Sections 2 and 3 of this Amendment shall become effective on the date (the "Effective Date") that the Agent has determined that each of the following conditions have been satisfied:

     (a) Documents. The Agent shall have received each of the following agreements, instruments and other documents, in each case in form and substance acceptable to the Agent:

     (i) seven (7) copies of this Amendment executed by each of the parties hereto; and

     (ii) seven (7) copies of a Consent substantially in the form of Exhibit A hereto executed by an authorized officer of P&J.

     (b) Closing Fee. The Borrower shall have paid to Agent for the ratable benefit of the Lenders that are parties to this Amendment a non-refundable fee in the amount of $75,000 to induce the such Lenders to enter into this Amendment.

      5.  Representations, Warranties and Agreements of the Borrower.

     (a) The Borrower represents and warrants that this Amendment and the Loan Agreement, as amended hereby, constitute legal, valid and binding obligations of the Borrower and are enforceable against the Borrower in accordance with their terms, except as enforcement may be limited by bankrupt-cy, insolvency, reorganization or other similar laws affecting the enforcement of creditors' rights generally or by general equitable principles.

     (b) The Borrower hereby reaffirms all covenants, representa-tions and warranties made in the Loan Agreement as amended hereby. The Borrower hereby agrees that all covenants, representations and warranties made in the Loan Agreement shall be deemed to have been remade as of the date hereof and (if different) the Effective Date.



     (c) The Borrower represents and warrants that as of the date hereof, and (if different) as of the Effective Date, there exists no Default or Event of Default after giving effect to this Amendment and the consummation of the transactions contemplated hereby and thereby.

     6  Reference to the Effect on the Loan Agreement.

     (a) On and after the Effective Date, (i) each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein," or words of like import shall mean and be a reference to the Loan Agreement as amended hereby, and (ii) each reference to the Loan Agreement in all other Financing Agreements shall mean and be a reference to the Loan Agree-ment, as amended hereby.

     (b) Except as specifically amended above, the Loan Agreement, and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.

     (c) The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any Default or Event of Default (including without limitation any Defaults or Events of Default existing on the date hereof), nor operate as a waiver of any right, power or remedy of the Agent or the Lenders (including without limitation any rights, powers or remedies of the Agent or the Lenders with respect to the Defaults or Events of Default existing on the date hereof), nor constitute a waiver of, or consent to and departure from, any provision of the Loan Agreement, or any of the other Financing Agreements.

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

                                   WEBCO INDUSTRIES, INC.

                                   By:    /s/ Michael P. Howard
                                          ---------------------
                                   Title: Chief Financial Officer


                                   AMERICAN NATIONAL BANK AND TRUST
                                   COMPANY OF CHICAGO, individually and as
                                   Agent

                                   By:    /s/ Donna H. Evans
                                          ------------------
                                   Title: Vice President


                                   BANK OF AMERICA, N.A., formerly,
                                   NATIONSBANK, N.A.

                                   By:    /s/ Gaye Stathis
                                          -------------------
                                   Title: Vice President

                                  EXHIBIT A

                                   CONSENT

The undersigned, as guarantor under one or more guaranties made by the undersigned in favor of American National Bank and Trust Company of Chicago, as Agent ("Agent"), hereby consents to that certain Amendment No. 5 to Loan and Security Agree-ment (the "Amendment") dated as of November 10, 2000 between Webco Industries, Inc., the financial institutions named on the signature page thereto, and American National Bank and Trust Company of Chicago, as agent (in such capacity, the "Agent") for the Lenders, and the amendments, waivers and consents contained therein and confirms and agrees that, notwithstanding the Amendment and the effectiveness of the amendments, waivers, consents and agreements contained therein, the guaranty executed by the undersigned is, and shall continue to be, in full force and effect and is hereby confirmed and ratified in all respects notwithstanding the terms of the Amendment or any other amendment to the Loan Agreement, as defined in the Amendment. Nothing herein is intended or shall be deemed to limit Agent's or any Lender's (as defined in the Loan Agreement referred to in the Amendment) rights under any guaranty to take actions without the consent of the undersigned.

Dated as of November 13, 2000

Phillips & Johnston, Inc.


By:    /s/ Michael P. Howard
       ----------------------------
Title: Vice President

                                                                Exhibit 23.1
Webco Industries, Inc.
9101 West 21st Street
Sand Springs, OK 70463


We consent to the incorporation by reference in the registration statements of Webco Industries, Inc. on Form S-3 (File No. 333-22779 and 333-67923) and Form S-8 (File No. 333-49219) of our report dated September 21, 2000, except for the third paragraph in Note 6(A), as to which the date is November 13, 2000, relating to the consolidated financial statements and financial statement schedule which appears in this Form 10-K.


PricewaterhouseCoopers LLP


Tulsa, Oklahoma
November 13, 2000