Form 10-Q
period 2000-10-31
WEBCO INDUSTRIES INC
filed 2000-12-15
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       October 31, 2000
    _____________________
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________.
Commission File Number:    0-23242
__________________________________________________________
                                    WEBCO INDUSTRIES, INC.
______________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)
            Oklahoma                            73-1097133
______________________________________________________________________________________________________
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No)
            9101 West 21st Street,   SAND SPRINGS,OKLAHOMA           74063
______________________________________________________________________________________________________
(Address of principal executive offices)                (Zip Code)
           (918)  241-1000
______________________________________________________________________________________________________
(Registrant's telephone number, including area code)
             NOT APPLICABLE
______________________________________________________________________________________________________
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
   NOT APPLICABLE    [  ] Yes     [  ] No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,073,723 shares of Common Stock, $0.01 par value, as of November 30, 2000.

WEBCO INDUSTRIES, INC.  AND SUBSIDIARY
TABLE OF CONTENTS
           Page
                 Number
                        _______
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

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except par value)
(Unaudited)
                                           October 31,   July 31,
                                              2000         2000
ASSETS
Current assets:
 Cash           $      636   $    1,633
 Accounts receivable, net         18,534      17,536
 Inventories           36,902      35,765
 Prepaid expenses        364          435
 Deferred income tax asset                     1,867        2,047
 Total current assets              58,303       57,416
Property, plant and equipment, net         69,711      68,067
Notes receivable from related parties           1,812        1,801
Other assets, net                      2,841       2,839

 Total assets          $  132,667   $  130,123
                     =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable         $   18,096   $   17,938
 Accrued liabilities            6,009       5,259
 Current portion of long-term debt         4,197       4,090
 Total current liabilities         28,302      27,287
Long-term debt            47,607       43,979
Deferred income tax liability                  9,263       10,209
Commitments and contingencies (Note 3)
Stockholders' equity:
        Common stock, $.01 par value, 12,000,000 shares
        authorized, 7,073,723 shares issued and outstanding      71          71
 Additional paid-in capital     35,732      35,732
 Retained earnings               11,692      12,845
   Total stockholders' equity              47,495      48,648
 Total liabilities and stockholders' equity     $  132,667  $  130,123
              =======      =======

See accompanying notes to unaudited consolidated financial statements.
 WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
 (Unaudited)
                                                Three Months Ended
                                                    October 31,
                2000         1999

Net sales          $   36,957  $  33,322
Cost of sales              33,801     28,383
Gross profit           3,156       4,939
Selling, general and administrative expenses              3,781      4,078

Income (loss) from operations          (625)        861
Interest expense                         1,250        757

Income (loss) before income taxes       (1,875)        104

Provision (benefit) for income taxes                       (722)         38
Net income (loss)            $   (1,153)   $     66
                                                      ======     ======
Net income (loss) per common share:
 Basic             $     (.16)       $    .01
                                        ======          ======
    Diluted                                         $     (.16)       $    .01
            ======      ======
Weighted average common shares outstanding:
 Basic                 7,074      7,074
                                              ======          ======
 Diluted           7,074      7,074
            ======          ======

See accompanying notes to unaudited consolidated financial statements.
WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)

                       Three Months Ended
                                     October 31,
                                               2000          1999
Cash flows from operating activities:
 Net income (loss)     $ (1,153)      $    66
 Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization      1,467  1,448
  (Gain) loss on disposition of
    property, plant and equipment                (3)     33
  Deferred tax expense (benefit)       (766)     51
  (Increase) decrease in:
    Accounts receivable        (998)   (832)
    Inventories       (1,137) (3,442)
    Prepaid expenses        (107)   (157)
  Increase (decrease) in:
    Accounts payable         183 (3,651)
    Accrued liabilities                710           430
 Net cash used in operating activities            (1,804)       (6,054)

Cash flows from investing activities:
 Capital expenditures       (2,765) (3,385)
 Proceeds from sale of property, plant and equipment        6     21
 Advances to stockholders         (11)     -
 Other                       (2)   (804)
 Net cash used in investing activities         (2,772) (4,168)
Cash flows from financing activities:
 Proceeds from long-term debt      36,719 32,912
 Principal payments on long-term debt    (32,984)      (26,568)
 Increase (decrease) in book overdrafts             (156)  3,927
  Net cash provided by financing activities            3,579 10,271
Net increase (decrease) in cash         (997)     49
Cash, beginning of period             1,633    180
Cash, end of period              $   636       $   229
                                                                  ======        ======

See accompanying notes to unaudited consolidated financial statements.

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
The financial statements include, in the opinion of management, all adjustments which are of a normal recurring nature) necessary for a fair presentation of financial position at October 31, 2000, and results of operations and cash flows for the three months ended October 31, 2000 and October 31, 1999.  Results for the three months ended October 31, 2000 are not necessarily indicative of results that will be realized for the full fiscal year.  The year-end balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 2000.
Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants.  Pursuant to Rule 436 (c) under the Securities
Act of 1933 their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of
Section 7 and 11 of that Act.
Note 2 - Inventories
 At October 31, 2000 and July 31, 2000, inventories were as
follows (in thousands):
     October 31, 2000 July 31, 2000
 Raw materials        $ 16,704      $ 17,708
 Work-in-process    2,105         2,155
 Finished goods    15,583          13,469
 Maintenance parts
   and supplies           2,510              2,433
 Total inventories      $ 36,902      $ 35,765
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
               Three Months Ended
            October 31,
                      2000          1999
Basic EPS:
Weighted average shares outstanding    7,074       7,074
Effect of dilutive securities: Options                -           -
Diluted EPS:
Diluted weighted average shares outstanding          7,074       7,074
          =====         =====
Anti-dilutive options outstanding:
    Number of options                                    721         717
          =====       =====
    Weighted average exercise price               $   5.85    $   5.99
          =====         =====
Note 5 - Segment Information
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
               Tubing
              Products QuikWater   Total
Quarter-ended October 31, 2000:
Revenues    $  36,122 $     835 $ 36,957
Segment pre-tax income or (loss)    (1,676)      (199)        (1,875)

Quarter-ended October 31, 1999:
Revenues          32,678       644   33,322
Segment pre-tax income or (loss)       534      (430)           104

REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors and Shareholders of
Webco Industries, Inc.
We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiary as of October 31, 2000, and the related consolidated statements of operations for the three-month periods ended October 31, 2000 and 1999 and cash flows for the three-month periods ended October 31,
2000 and 1999. These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Webco Industries, Inc. and subsidiary as of July 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 21, 2000, except for the third paragraph in Note 6 (A) as to which the date is November 13, 2000, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of July 31, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
December 4, 2000

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
Management believes that Webco is a domestic market leader in the manufacture of welded carbon steel heat exchanger and boiler tubing, and the leading supplier of stainless steel tubing for certain niche applications.  The Company's wholly-owned subsidiary, P&J, represents several manufacturers who produce various non-competing mechanical and specialty tubular products made from copper, brass, aluminum, stainless and carbon steel, among others. This access to other tubing products allows the Company to better serve its customers by offering a full range of tubing products.  Through its QuikWater division, the Company markets a patented direct contact water heater for commercial and industrial applications.  The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,300 customers throughout North America.
Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries,
Inc. and its subsidiary, P&J, on a consolidated basis.

Results of Operations for the Three Months Ended October 31, 2000 Compared with the
Three Months Ended October 31, 1999
Manufactured Tubing Product sales for the quarter ended October 31, 2000 were $31,990,000, an increase of 8.6 percent from the $29,460,000 for the same quarter last year. The $2,530,000 increase in net sales is primarily the result of a 9.6 percent increase in the average net sales price per ton.  The increase in the average net selling price is due to increased sales of stainless tubing, which carries a higher sales price per ton.  The tonnage of tubing sold was down slightly as a result of the one-week suspension in production at the Company's Sand Springs,
Oklahoma,facility in August for maintenance projects and an annealing furnace outage and the continuing disruptions to the operations at the Oil City, Pennsylvania plant as a result of the installation of equipment associated with the expansion at that location.  The difficulties associated with the furnace outage in August resulted in the loss of 25 percent of the normal production and shipments at the Sand Springs plant, and are not expected to repeat during the second quarter of fiscal 2001.  The disruptions in Oil City are expected to continue until the completion of the expansion, which is scheduled for January 2001.
Gross profit for Manufactured Tubing Products decreased to $2,187,000, or 6.8 percent of net sales for the first quarter of fiscal 2001 from $3,999,000 or 13.6 percent of net sales for the same period in fiscal 2000.  This is a function of the one-week suspension at the Sand Springs facility, as explained above, and higher payrolls while training new personnel and higher operating expenses at the Oil City facility due to the on-going plant expansion.  Margins in the fiscal 2001 first quarter reflect the higher labor and overhead costs due to the low production in August at the
Sand Springs plant, continued pricing pressures on carbon products, and higher raw material costs.
Other Tubing Products sales are made primarily by Webco's subsidiary, P&J.  Sales of these products increased 28.4 percent to $4,132,000 for the period ended October 31, 2000 from $3,218,000 for the period ended October 31, 1999.  Gross profit from Other Tubing Products increased to $790,000, or 19.1 percent of net sales, for the first quarter of fiscal 2001 from $773,000, or 24.0 percent of net sales, for the same period in fiscal 2000.  The increase in sales and decline in gross profit percentage is a result of an increase in the tonnage of tubing sold at reduced sales prices primarily to the OEM market.
Sales for QuikWater were $835,000 for the first quarter of fiscal 2001, which is 29.7 percent more than the $644,000 in sales for the same period in fiscal 2000.  Gross profit for QuikWater was
$179,000, or 21.4 percent of net sales, for the first quarter of fiscal 2001 as compared to $167,000, or 25.9 percent of net sales, for the same period of fiscal 2000.  The increase in sales is a result of improved market conditions for the QuikWater product due to changes in certain environmental standards.
The gross profit percentage decline is a reflection of the new outsourcing arrangement for the manufacturing of the units.
Selling, general and administrative expenses were $3,781,000 for the first quarter of fiscal 2001 compared to $4,078,000 for the same quarter of fiscal 2000.  The decrease in the current quarter is primarily the result of a $74,000 decrease in legal fees related to Thermatool (See Part II, Item 1, Legal
Proceedings of this form 10Q) and certain labor matters, a $38,000 decrease in information technology expenses incurred in support of the new ERP system, and a $159,000 decrease in administrative labor and overhead expenses realized as a result of implementing certain cost saving measures.
Interest expense for the current period was $1,250,000 ($1,370,000 prior to interest capitalization)
as compared to interest expense of $757,000 ($859,000 prior to interest capitalization) for the same quarter last year. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended October 31, 2000 being $47.7 million as compared to $41.4 million for the same period last year.  In addition, the related average interest rate increased to 9.87 percent in the first quarter of fiscal 2001 from 7.57 percent in the first quarter of fiscal 2000.  The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR.  Higher borrowing levels have resulted from increased inventories, implementation of the ERP system, and the expansions in Oil City, Pennsylvania, and Mannford, Oklahoma.
Due to the current LIBOR and prime rate levels and the Company's amended bank agreement with its primary lendor, the
Company expects a higher average interest rate in the second quarter of fiscal 2001 and for the remainder of the current fiscal year when compared to prior year results.
The recorded income tax benefit for the quarter ended October 31, 2000 is based upon the estimated annual combined effective federal and state income tax rates.
Liquidity and Capital Resources
Net cash used in operations was $1,804,000 for the three months ended October 31, 2000 versus net cash used in operations of $6,054,000 for the three month period ended October 31, 1999.  Receivables increased $998,000 during the current period and $832,000 for the same period last year, primarily due to stronger sales in the later half of the quarter.  Inventories increased $1,137,000 for the period ended October 31, 2000 primarily due to increases in stainless steel finished goods.  Inventories increased $3,442,000 for the period ended October 31, 1999 due to strategic purchases of raw materials, which were made in anticipation of rising prices.  Accounts payable increased
$183,000 during the current period and decreased $3,651,000 for the same period last year, however, the prior period decrease was principally offset by an increase of $3,927,000 in book overdrafts.  In addition, accrued liabilities increased by $710,000 for the period ended October 31, 2000, compared to an increase of $430,000 during the same period last year.
Net cash used in investing activities for the three months ended October 31, 2000 was $2,772,000, which was
$1,396,000 less than the $4,168,000 used in investing activities during the same period in fiscal 1999.  Capital expenditures made during the current period related to progress with the expansion of the Oil City facility.
The Company's capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced. The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies.  The Company is currently completing the expansion in Oil City and will thereafter focus on debt reduction and  working capital management.  The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the forseeable future.
The Company's financing arrangements provide for a term loan of $25 million, a line of credit of $25 million and a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City,
Pennsylvania plant.  As of October 31, 2000, the Company had $24.4 million outstanding on the term loan, $20.8 million under the revolving line of credit and $4.0 million outstanding on the CAPEX facility. These loans mature on August 31,
2002, and are collateralized by substantially all of the Company's assets other than the Sand Springs real estate.  The
Company may have borrowings and outstanding letters of credit ($1,128,000 at October 31, 2000) under the revolving credit facility up to the lesser of $25 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At October 31, 2000, $3.0 million was available for borrowing under this line of credit and $1.0 million was available for borrowing under the CAPEX loan.  Principal payments of $208,000, plus interest, are due on the term loan each month until maturity.  Beginning in November 2000, principal payments on the CAPEX facility of $83,000, plus interest, will be due each month until maturity.
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
The Company has arranged financing with various public agencies related to the Oil City facility, of which, $1.6 million is outstanding and an additional $1.5 million remains available for borrowing as of October 31, 2000.  The agency loans are collateralized by the underlying real estate and/or equipment and the guarantee of the prinicpal stockholder/
officer.  The notes mature over a 4 to 10 year period and bear interest at rates ranging from 3 to 5 percent.
P&J has a line of credit agreement for $2,000,000 and a term loan of $500,000 with its primary lender.  As of October
31, 2000, the Company had $345,000 outstanding under the line of credit and $369,000 outstanding on the term loan.  The line of credit matures on November 30, 2000, and the term loan matures in April 2004.  Both loans are collateralized by
P&J's assets.  At October 31, 2000, $1.65 million was available for borrowing under the line of credit.
In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt.  The remaining available borrowing on the CAPEX facility (approximately $1.0 million) is committed to funding the purchase of ordered equipment for the Oil City plant.  Additional public agency funding will be used to pay down higher cost debt facilities.
Safe Harbor for Forward Looking Statements:  Certain statements in this Form 10-Q, including statements preceded by, or predicated upon the words "expects" and "believes", constitute "forward-looking statements" within the meaning of the
Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein.  Such risks, uncertainties and factors include, among others: general economic and business conditions, competition from imports, changes in manufacturing technology, industry capacity, domestic competition, raw material costs and availability, loss of significant customers and customer and vendor work stoppages, and technical and data processing capabilities of customers and vendors.  The reader should refer to Part I, Item 1:"Forward Looking Statements"
of the Company's Form 10-K for the year ended July 31, 2000 for additional information regarding this matter.

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
97-CV-708H (W)), sought recoveries including, but not limited to, the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company.  On May 27, 1999 a jury awarded the Company
$1.1 million in its claims against Thermatool.  On December 1, 1998, the court ruled that the Company could not collect lost profits and certain other incidental and consequential damages, and limited the Company's possible recovery to the purchase price of the equipment plus the cost of improvements and interest.  The damages awarded by the jury, accordingly, do not include lost profits by the Company.  Now that the first trial has been decided in the Company's favor, the Company has appealed the pre-trial order that prevented the Company from recovering lost profits, and has appealed the trial court's denial of attorneys' fees and pre-judgment interest.  There can be no assurances that the Company will be successful on appeal or that if successful, lost profits or other damages awarded by the appeals court or in the succeeding trial, if any, will be commensurate with actual lost profits and damages and expenses  suffered by the Company.  Thermatool has appealed the jury's verdict and there can be no assurances as to what the outcome of that appeal will be.
The Company is also a party to various other lawsuits and claims arising in the ordinary course of business.
Management,after review and consultation with legal counsel, considers that any liability resulting from these matters
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

 December 15, 2000   /s/Michael P. Howard
      Michael P. Howard
      Treasurer
      Chief Financial Officer
      Vice President of Finance and Administration

EXHIBIT 15.1

WEBCO INDUSTRIES, INC.
LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D.C. 20549

Re: Webco Industries, Inc.
 Registration on Form S-3 and S-8

We are aware that our report dated December 4, 2000, on our review of the interim financial information of Webco Industries, Inc. for the periods ended October 31, 2000 and 1999, and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-3 (File nos. 333-22779 and
333-67923) and S-8 (File no. 333-49219).

PricewaterhouseCoopers LLP
Tulsa, Oklahoma
December 15, 2000