Form 10-Q
period 2001-01-31
WEBCO INDUSTRIES INC
filed 2001-03-15
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001
_________________________________________________________________________
                                                                                               or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________.

Commission File Number: 0-23242
__________________________________________________________

WEBCO INDUSTRIES, INC.
____________________________________________________________________________________________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Oklahoma 73-1097133
____________________________________________________________________________________________________________________________________________________________________________________________
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No)

9101 West 21st Street, SAND SPRINGS, OKLAHOMA 74063
__________________________________________________________________________________________________________________________________________________________________________________
(Address of principal executive offices) (Zip Code)

(918) 241-1000
_____________________________________________________________________________________________________________
(Registrant's telephone number, including area code)

NOT APPLICABLE
______________________________________________________________________________________________________________________________________________________________
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

NOT APPLICABLE                          [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,073,723 shares of Common Stock, $0.01 par value, as of March 1, 2001.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

                                                                                                                                                                            Page
                                                                                                                                                                          Number

PART I    FINANCIAL INFORMATION

                Item 1. Consolidated Financial Statements (Unaudited):
                                 Balance Sheets                                                                                                                        3
                                 Statements of Operations                                                                                                         4
                                 Statements of Cash Flows                                                                                                        5
                                 Notes to Unaudited Financial Statements                                                                               6-8
                                 Report of Review by Independent
                                     Accountants                                                                                                                         9

                Item 2.     Management's Discussion and Analysis
                                     of Financial Condition and Results of
                                     Operations                                                                                                                        10-14

PART II OTHER INFORMATION

                Item 1.     Legal Proceedings                                                                                                                     15
                Item 2.     Changes in Securities                                                                                                                 15
                Item 3.     Defaults Upon Senior Securities                                                                                                 15
                Item 4.     Submission of Matters to a Vote of
                                    Security Holders                                                                                                                 15-16
                Item 5.     Other Information                                                                                                                      16
                Item 6.     Exhibits and Report on Form 8-K                                                                                              16

SIGNATURES                                                                                                                                                         17

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

                                                                                                                                           January 31,                July 31,
                                                                                                                                                 2001                       2000

ASSETS

Current assets:
    Cash                                                                                                                              $        179                $     1,633
    Accounts receivable, net                                                                                                      19,291                     17,536
    Inventories                                                                                                                          34,561                     35,765
    Prepaid expenses                                                                                                                     636                          435
    Deferred income tax asset                                                                                                     1,746                       2,047

Total current assets                                                                                                                 56,413                     57,416

    Property, plant and equipment, net                                                                                     69,017                     68,067

    Notes receivable from related parties                                                                                   1,801                       1,801

    Other assets, net                                                                                                                  3,252                       2,839

Total assets                                                                                                                       $ 130,483                $ 130,123
                                                                                                                                            ======                   ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                                           $  16,589                $  17,938
    Accrued liabilities                                                                                                                 5,243                      5,259
    Current portion of long-term debt                                                                                        4,657                      4,090

Total current liabilities                                                                                                             26,489                    27,287

    Long-term debt                                                                                                                  48,668                    43,979

    Deferred income tax liability                                                                                                  8,586                    10,209

    Commitments and contingencies (Note 3)

    Stockholders' equity:
    Common stock, $.01 par value, 12,000,000 shares
        authorized, 7,073,723 shares issued and outstanding                                                             71                           71
    Additional paid-in capital                                                                                                    35,732                    35,732
    Retained earnings                                                                                                               10,937                    12,845

Total stockholders' equity                                                                                                       46,740                    48,648

Total liabilities and stockholders' equity                                                                             $ 130,483               $ 130,123
                                                                                                                                           ======                  ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

                                                                                                           Three Months Ended             Six Months Ended
                                                                                                                    January 31,                         January 31,

                                                                                                           2001              2000                2001             2000

Net sales                                                                                       $   37,442      $  34,898         $  74,399          68,220
Cost of sales                                                                                      33,672          29,639             67,473          58,022

Gross profit                                                                                          3,770            5,259               6,926          10,198

Selling, general and administrative expenses                                         3,697            3,979               7,478            8,057

Income (loss) from operations                                                                  73             1,280                 (552)           2,141

Interest expense                                                                                  1,288                991               2,538            1,748

Income (loss) before income taxes                                                     (1,215)               289              (3,090)              393

Provision (benefit) for income taxes                                                      (460)                109              (1,182)             147

Net income (loss)                                                                         $      (755)       $       180        $   (1,908)      $      246
                                                                                                       ======         ======          ======        ======

Net income (loss) per common share:
    Basic                                                                                        $      (.11)        $        .03        $       (.27)      $        .03
                                                                                                       ======          ======          ======        ======
    Diluted                                                                                     $      (.11)       $        .03         $      (.27)      $        .03
                                                                                                       ======          ======          ======        ======

Weighted average common shares outstanding:
    Basic                                                                                               7,074              7,074               7,074             7,074
                                                                                                       ======          ======           ======       ======
    Diluted                                                                                           7,074               7,074               7,074            7,074
                                                                                                       ======          ======           ======       ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                                                                  Six Months Ended
                                                                                                                                        January 31,
                                                                                                                               2001                 2000
Cash flows from operating activities:
        Net income (loss)                                                                                   $     (1,908)        $        246
        Adjustments to reconcile net income (loss) to net
            cash used in operating activities:
                Depreciation and amortization                                                                  2,925               2,942
                Loss (gain) on disposition of
                    property, plant and equipment                                                                   13                    23
                Deferred tax expense (benefit)                                                                (1,322)                 147
                (Increase) decrease in:
                    Accounts receivable                                                                           (1,755)                  (77)
                    Inventories                                                                                           1,204              (4,428)
                    Prepaid expenses                                                                                  (379)                (333)
                Increase (decrease) in:
                    Accounts payable                                                                              (1,480)                  712
                    Accrued liabilities                                                                                   (16)                   (15)

        Net cash used in operating activities                                                               (2,718)                 (783)

Cash flows from investing activities:
        Capital expenditures                                                                                      (4,186)               (5,983)
        Proceeds from sale of property, plant and equipment                                         634                      79
        Other                                                                                                                (413)                    (37)

        Net cash used in investing activities                                                                (3,965)               (5,941)

Cash flows from financing activities:
        Proceeds from long-term debt                                                                       73,062                62,227
        Principal payments on long-term debt                                                           (67,806)             (56,595)
        Increase (decrease) in book overdrafts                                                                (27)                1,058

        Net cash provided by financing activities                                                          5,229                  6,690

Net decrease in cash                                                                                               (1,454)                    (34)

Cash, beginning of period                                                                                        1,633                     180

Cash, end of period                                                                                          $         179            $       146
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

        The financial statements include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at January 31, 2001 and results of operations for the three months and six months ended January 31, 2001 and January 31, 2000, and cash flows for the six months ended January 31, 2001 and January 31, 2000. Results for the three months and six months ended January 31, 2001 are not necessarily indicative of results that will be realized for the full fiscal year. The year-end balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 2000.

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

Note 2 - Inventories

        At January 31, 2001 and July 31, 2000, inventories were as follows:

                                                             January 31, 2001                  July 31, 2000
Raw materials                                                  $  13,491                        $   17,708
Work-in-process                                                   1,481                              2,155
Finished goods                                                     17,035                            13,469
Maintenance parts
    and supplies                                                       2,554                              2,433

Total inventories                                              $   34,561                        $  35,765
                                                                         ======                          ======

Note 3 - Contingencies

        The Company is a party to various lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, believes that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements

Note 4 - Common Stock and Common Stock Equivalents

        Presented below is a reconciliation of the differences between actual weighted average shares outstanding and diluted weighted average shares (in thousands, except per share amounts).

                                                                                 Three Months Ended             Six Months Ended
                                                                                         January 31,                          January 31,

                                                                                   2001             2000               2001             2000

Basic EPS:
Weighted average shares outstanding                         7,074             7,074             7,074             7,074

Effect of dilutive securities: Options                                   -                     -                    -                     -

Diluted EPS:
Diluted weighted average shares outstanding              7,074             7,074             7,074             7,074
                                                                                 ====             ====             ====             ====
Anti-dilutive options outstanding:
Number of options                                                        692                703                692                698
                                                                                 ====             ====             ====             ====

Weighted average exercise price per share               $ 5.79            $ 5.96            $ 5.79            $ 5.97
                                                                                 ====             ====             ====             ====

Note 5 - Segment Information

        The Company applies the provisions of FAS 131 "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: tubing products and QuikWater, representing the Company's two strategic business units offering different products. The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, processes and customers, those operations have been aggregated for segment reporting purposes. The tubing products segment manufactures, as well as distributes, tubular products principally made of carbon and stainless steel. QuikWater markets a patented direct contact, high efficiency water heater.

        The Company measures segment profit or loss as income (loss) before income taxes. Information on the Company's segments is as follows (Dollars in thousands):

                                                                              Tubing
                                                                              Products         QuikWater              Total
Quarter-ended January 31, 2001:
Revenues                                                               $ 36,307             $ 1,135             $ 37,442
Segment pre-tax income (loss)                                  (1,170)                   (45)               (1,215)

Quarter-ended January 31, 2000:
Revenues                                                                 33,936                     962               34,898
Segment pre-tax income (loss)                                     603                    (314)                   289

Six months ended January 31, 2001:
Revenues                                                                72,429                   1,970               74,399
Segment pre-tax income (loss)                                (2,846)                    (244)              (3,090)

Six months ended January 31, 2000:
Revenues                                                                66,614                   1,606               68,220
Segment pre-tax income (loss)                                 1,137                     (744)                   393

REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors and Shareholders of
Webco Industries, Inc.

        We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiary as of January 31, 2001, and the related consolidated statements of operations for the three-month and six-month periods ended January 31, 2001 and 2000 and cash flows for the six-month periods ended January 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Webco Industries, Inc. and subsidiary as of July 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 21, 2000, except for the third paragraph in Note 6(A) as to which the date is November 13, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of July 31, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
March 6, 2001

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

General

        Webco Industries, Inc., an Oklahoma corporation, was founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer. Webco is a specialty manufacturer of high-quality carbon and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: heat exchanger tubing, carbon steel boiler tubing, stainless steel tube and pipe, and specialty carbon steel mechanical tubing for use in consumer durable and capital goods. Management believes that Webco is a domestic market leader in the manufacture of welded carbon steel heat exchanger and boiler tubing, and the leading supplier of stainless tubing for certain niche applications. The Company's wholly-owned subsidiary, P&J, represents several manufacturers who produce various non-competing mechanical and specialty tubular products made from copper, brass, aluminum, stainless and carbon steel, among others. This access to other tubing products allows the Company to better serve its customers by offering a full range of tubing products. Through its QuikWater division, the Company markets a patented direct contact water heater for commercial and industrial applications. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,300 customers throughout North America.

        Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its subsidiary, P&J, on a consolidated basis.

Results of Operations for the Three Months Ended January 31, 2001 Compared with the Three Months Ended January 31, 2000

        Manufactured Tubing Product sales for the quarter ended January 31, 2001 were $32,780,000, an increase of 5.9 percent from the $30,964,000 for the same quarter last year. The $1,816,000 increase in net sales is primarily the result of a 7.3 percent increase in the tonnage of tubing sold and a 1.4 percent decrease in the average net sales price per ton. The tonnage of tubing sold was up primarily as a result of increases in pressure tubing product sales, which were offset by tonnage declines in both stainless and mechanical tubing products. The slight decrease in the average net selling price reflects a change in sales mix and continuing pricing pressure on mechanical tubing products.

        Gross profit for Manufactured Tubing Products decreased to $2,752,000, or 8.4 percent of net sales, for the second quarter of fiscal 2001 from $4,366,000, or 14.1 percent of net sales, for the same period in fiscal 2000. The decline in gross profit is a function of higher payrolls while training new personnel and higher operating expenses at the Oil City facility due to the on-going plant expansion, higher natural gas prices, and a change in sales mix. Pricing pressure on certain carbon mechanical products and lower sales of higher margin stainless products added to the decline in margin in the current period.

        Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products increased 18.7 percent to $3,527,000 for the quarter ended January 31, 2001 from $2,972,000 for the quarter ended January 31, 2000. Gross profit from Other Tubing Products decreased to $695,000, or 19.7 percent of net sales, for the second quarter of fiscal 2001 from $720,000, or 24.2 percent of net sales, for the same period in fiscal 2000. The increase in sales and decline in gross profit percentage is a result of an increase in the tonnage of tubing sold at reduced sales prices to the OEM markets.

        Sales for QuikWater were $1,135,000 for the second quarter of fiscal 2001, which is 18.0 percent more than the $962,000 in sales for the same period in fiscal 2000. Gross profit for QuikWater was $323,000, or 28.5 percent of net sales, for the second quarter of fiscal 2001 as compared with $173,000, or 18.0 percent of net sales, for the same period of fiscal 2000. The increase in sales is a result of improved market conditions for the QuikWater product due to changes in certain environmental standards, primarily on the West coast of the United States, and long-term marketing efforts. The gross profit percentage increase is a reflection of the new outsourcing arrangement for the manufacturing of the units, which has reduced the amount of unproductive overhead costs incurred.

        Selling, general and administrative expenses were $3,697,000 for the second quarter of fiscal 2001 compared with $3,979,000 for the same quarter of fiscal 2000. The decrease in the current quarter is primarily the result of a $81,000 decrease in information technology expenses incurred in support of the new enterprise resource planning ("ERP") system, and a $234,000 decrease in administrative labor and overhead expenses realized as a result of certain cost saving measures implemented during the first and second quarters of fiscal 2001.

        Interest expense for the current period was $1,288,000 ($1,472,000 prior to interest capitalization) as compared to interest expense of $991,000 ($1,032,000 prior to interest capitalization) for the same quarter last year. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended January 31, 2001 being $49.0 million as compared to $44.2 million for the same period last year. In addition, the related average interest rate increased to 9.48 percent in the second quarter of fiscal 2001 from 7.79 percent in the second quarter of fiscal 2000. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. Higher borrowing levels have resulted from declines in operating cash flow and the expansion in Oil City, Pennsylvania. Due to the current LIBOR and prime rate levels and the Company's amended bank agreement with its primary lender, the Company expects a higher average interest rate in the third quarter of fiscal 2001 and for the remainder of the current fiscal year when compared to prior year results.

        The recorded income tax expense for the quarter ended January 31, 2001 is based upon the estimated annual combined effective federal and state income tax rates.

Results of Operations for the Six Months Ended January 31, 2001 Compared with the Six Months Ended January 31, 2000

        Manufactured Tubing Product sales for the six months ended January 31, 2001 increased 7.2 percent to $64,770,000 as compared with $60,425,000 for the same period last year. The $4,345,000 increase in net sales is primarily the result of a 3.9 percent increase in the average net sales price per ton along with a 3.3 percent increase in the tonnage of tubing sold. The overall tonnage of tubing sold was up primarily as a result of increased pressure tubing volumes. The slight increase in the average net selling price is primarily due to sales mix.

        Gross profit for Manufactured Tubing Products was $4,939,000, or 7.6 percent of net sales, for the first six months of fiscal 2001 compared to $8,366,000, or 13.8 percent of net sales, for the same period in fiscal 2000. This is a function of a 12.7 percent increase in the average manufactured cost per ton of tubing sold, which was partially offset by the 3.9 percent increase in the average net selling price per ton, noted above. A one-week suspension at the Sand Springs facility in August and higher payrolls while training new personnel and higher operating expenses at the Oil City facility due to the on-going plant expansion negatively impacted margins in the current period. Margins have further been reduced by increased natural gas prices and pricing pressure in carbon mechanical tubing product markets.

        Other Tubing Products sales are made primarily by Webco's subsidiary, P&J. Sales of these products increased 23.8 percent to $7,659,000 for the six-month period ended January 31, 2001 from $6,189,000 for the same period ended January 31, 2000. Gross profit from Other Tubing Products decreased to $1,485,000, or 19.4 percent of net sales, for the first six months of fiscal 2001 from $1,492,000, or 24.1 percent of net sales, for the same period in fiscal 2000. The increase in sales and decline in gross profit percentage is a result of an increase in the tonnage of tubing sold at reduced sales prices to the OEM market.

        Sales for QuikWater were $1,970,000 for year to date fiscal 2001 compared to $1,606,000 sales for the same period in fiscal 2000. Gross profit for QuikWater was $502,000, or 25.5 percent of net sales, for the first six months of fiscal 2001 as compared with $340,000, or 21.2 percent of net sales, for the same period of fiscal 2000. The increase in sales is a result of improved market conditions for the QuikWater product due to changes in certain environmental standards, primarily on the West coast of the United States, and long-term marketing efforts. The gross profit percentage increase is a reflection of the new outsourcing arrangement for the manufacturing of the units, which has reduced the amount of unproductive overhead costs incurred.

        Selling, general and administrative expenses year to date for fiscal 2001 were $7,478,000 compared with $8,057,000 for the same period of fiscal 2000. The decrease in the current period is primarily the result of decreases of $85,000 in legal fees principally related to Thermatool (See Part II, Item 1, Legal Proceedings of this form 10Q) and certain labor matters, a $119,000 decrease in information technology expenses incurred in support of the new ERP system, and a $393,000 decrease in administrative labor and overhead expenses realized as a result of certain cost saving measures implemented during the first and second quarters of fiscal 2001.

        Interest expense for the current six-month period was $2,538,000 ($2,842,000 prior to interest capitalization) as compared with interest expense of $1,748,000 ($1,891,000 prior to interest capitalization) for the same period last year. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the six months ended January 31, 2001 being $48.4 million as compared with $41.8 million for the same period last year. In addition, the related average interest rate increased to 9.05% for the first six months of fiscal 2001 from 7.56% for the same period in fiscal 2000. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. Higher borrowing levels have resulted from declines in operating cash flow and the expansion in Oil City, Pennsylvania. Due to the current LIBOR and prime rate levels and the Company's amended bank agreement with its primary lender, the Company expects a higher average interest rate in the third quarter of fiscal 2001 and for the remainder of the current fiscal year when compared to prior year results.

        The recorded income tax expense for the six months ended January 31, 2001 is based upon the estimated combined annual effective federal and state income tax rates.

Liquidity and Capital Resources

        Net cash used in operations was $2,718,000 for the six months ended January 31, 2001 versus net cash used in operations of $783,000 for the six months ended January 31, 2000. Accounts receivable increased $1,755,000 during the current period and increased $77,000 during the same period last year, primarily due to stronger sales late in the second quarter of fiscal 2001. Inventories decreased $1,204,000 for the six months ended January 31, 2001, primarily due to management's efforts to reduce inventory. Inventories increased $4,428,000 for the six months ended January 31, 2000 due to strategic purchases of raw materials, which were made in anticipation of rising prices. Accounts payable decreased $1,480,000 during the current period and increased $712,000 for the same period last year, while book overdrafts also increased $1,058,000 during the prior year period principally related to the increase in inventory.

        Net cash used in investing activities for the six months ended January 31, 2001 was $3,965,000, which was $1,976,000 less than the $5,941,000 used in investing activities during the same period in fiscal 2000. Capital expenditures made during the current period principally related to the expansion of the Oil City facility, which neared completion as of January 31, 2001.

        The Company's capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced. The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies. The Company is currently completing the expansion in Oil City and will thereafter focus on debt reduction and working capital management. The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

        The Company's financing arrangements provide for a term loan of $25 million, a line of credit of $25 million and a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City, Pennsylvania plant. As of January 31, 2001, the Company had $23.7 million outstanding on the term loan, $20.9 million under the revolving line of credit and $4.8 million outstanding on the CAPEX facility. These loans mature on August 31, 2002, and are collateralized by substantially all of the Company's assets other than the Sand Springs real estate. The Company may have borrowings and outstanding letters of credit ($1,128,000 at January 31, 2001) under the revolving credit facility up to the lesser of $25 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At January 31, 2001, $3.0 million was available for borrowing under this line of credit. The CAPEX loan was fully funded during the second quarter of fiscal 2001 leaving no remaining borrowing capacity at January 31, 2001 under this facility. Principal payments of $208,000, plus interest, are due on the term loan each month until maturity. Principal payments on the CAPEX facility of $83,000, plus interest, are due each month until maturity.

        The Company's debt agreement, as amended on November 13, 2000, contains various covenants regarding debt coverage, the ratio of indebtedness to equity and the maintenance of a minimum borrowing base availability without considering the $25 million revolving loan cap. As of January 31, 2001, the Company was in compliance with all such covenants.

        The Company has arranged financing with various public agencies related to the Oil City facility, of which, $2.5 million is outstanding and an additional $500,000 remains available for borrowing as of January 31, 2001. The agency loans are collateralized by the underlying real estate and/or equipment and the guarantee of the principal stockholder/officer. The notes mature over a 4 to 10 year period and bear interest at rates ranging from 3 to 5 percent.

        P&J has a line of credit agreement for $2,000,000 and a term loan of $500,000 with its primary lender. As of January 31, 2001, the Company had $850,000 outstanding under the line of credit and $346,000 outstanding on the term loan. The line of credit matures on November 30, 2001, and the term loan matures in April 2004. Both loans are collateralized by P&J's assets. At January 31, 2001, $1.15 million was available for borrowing under the line of credit.

Safe Harbor for Forward Looking Statements: Certain statements in this Form 10-Q, including statements preceded by, or predicated upon the words "believes", "expects", "appears" or "plans", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others: general economic and business conditions, competition from imports, changes in manufacturing technology, industry capacity, domestic competition, raw material costs and availability, loss of significant customers and customer and vendor work stoppages, and technical and data processing capabilities of customers and vendors. The reader should refer to Part I, Item 1: "Forward Looking Statements" of the Company's Form 10-K for the year ended July31, 2000 for additional information regarding this matter.

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

Item 2.     Changes in Securities
        None

Item 3.     Defaults Upon Senior Securities
        None

Item 4.     Submission of Matters to a Vote of Security Holders
        On December 6, 2000 the Company held its annual stockholders meeting. During that meeting the following directors were elected to three-year terms:
                                                                                                  For                     Withheld
                Bradley S. Vetal                                                  4,407,301                     6,420
                Christopher L. Kowalski                                     4,409,301                     4,420

        The following director's terms will continue: F. William Weber, Dana S. Weber, Dr. Kenneth E. Case, Frederick C. Ermel.

        The appointment of PricewaterhouseCoopers LLP as auditors for 2001 was ratified by the following vote:
                                                                       For             Against              Abstain
                                                                 4,412,734              987                     0

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

                                                                                   WEBCO INDUSTRIES, INC.

March 13, 2001                                                           /s/Michael P. Howard
                                                                                   Michael P. Howard
                                                                                   Treasurer
                                                                                   Chief Accounting Officer
                                                                                   Vice President of Finance and Administration

EXHIBIT 15.1

WEBCO INDUSTRIES, INC.
LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D.C. 20549

Re:   Webco Industries, Inc.
        Registration on Form S-3 and S-8

We are aware that our report dated February 23, 2001, on our review of the interim financial information of Webco Industries, Inc. for the periods ended January 31, 2001 and 2000, and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-3 (File nos. 333-22779 and 333-67923) and S-8 (File no. 333-49219).

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
March 13, 2001