Form 10-Q
period 2001-04-30
WEBCO INDUSTRIES INC
filed 2001-06-08
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001
_________________________________________________________________________
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

NOT APPLICABLE                          [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,073,723 shares of Common Stock, $0.01 par value, as of June 1, 2001.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

                                                                                                                                                                            Page
                                                                                                                                                                          Number

PART I    FINANCIAL INFORMATION

                Item 1. Consolidated Financial Statements (Unaudited):
                                 Balance Sheets                                                                                                                        3
                                 Statements of Operations                                                                                                         4
                                 Statements of Cash Flows                                                                                                        5
                                 Notes to Unaudited Financial Statements                                                                               6-8
                                 Report of Review by Independent
                                     Accountants                                                                                                                         9

                Item 2.     Management's Discussion and Analysis
                                     of Financial Condition and Results of
                                     Operations                                                                                                                      10-14

PART II OTHER INFORMATION

                Item 1.     Legal Proceedings                                                                                                                   15
                Item 2.     Changes in Securities                                                                                                               15
                Item 3.     Defaults Upon Senior Securities                                                                                               15
                Item 4.     Submission of Matters to a Vote of
                                   Security Holders                                                                                                                   15
                Item 5.     Other Information                                                                                                                    15
                Item 6.     Exhibits and Report on Form 8-K                                                                                           15

SIGNATURES                                                                                                                                                      16

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

                                                                                                                                             April 30,                   July 31,
                                                                                                                                                 2001                       2000

ASSETS

Current assets:
    Cash                                                                                                                              $        182                $     1,633
    Accounts receivable, net                                                                                                      19,036                     17,536
    Inventories                                                                                                                          34,454                     35,765
    Prepaid expenses                                                                                                                     496                          435
    Deferred income tax asset                                                                                                     2,113                       2,047

Total current assets                                                                                                                 56,281                     57,416

    Property, plant and equipment, net                                                                                     68,469                     68,067

    Notes receivable from related parties                                                                                   1,801                       1,801

    Other assets, net                                                                                                                  3,234                       2,839

Total assets                                                                                                                       $ 129,785                $ 130,123
                                                                                                                                            ======                   ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                                           $  16,372                $  17,938
    Accrued liabilities                                                                                                                 5,522                      5,259
    Current portion of long-term debt                                                                                        4,493                      4,090

Total current liabilities                                                                                                             26,387                    27,287

    Long-term debt                                                                                                                  48,235                    43,979

    Deferred income tax liability                                                                                                  8,723                    10,209

    Commitments and contingencies (Note 3)

    Stockholders' equity:
    Common stock, $.01 par value, 12,000,000 shares
        authorized, 7,073,723 shares issued and outstanding                                                             71                           71
    Additional paid-in capital                                                                                                    35,732                    35,732
    Retained earnings                                                                                                               10,637                    12,845

Total stockholders' equity                                                                                                       46,440                    48,648

Total liabilities and stockholders' equity                                                                             $ 129,785               $ 130,123
                                                                                                                                           ======                  ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

                                                                                                           Three Months Ended             Nine Months Ended
                                                                                                                    April 30,                               April 30,

                                                                                                           2001              2000                2001             2000

Net sales                                                                                       $   35,881      $  36,289         $110,280        104,509
Cost of sales                                                                                      31,728          31,468             99,201          89,490

Gross profit                                                                                          4,153            4,821             11,079          15,019

Selling, general and administrative expenses                                         3,500            3,711             10,978          11,768

Income from operations                                                                          653             1,110                 101            3,251

Interest expense                                                                                  1,138                984               3,676            2,732

Income (loss) before income taxes                                                        (485)                126             (3,575)              519

Provision (benefit) for income taxes                                                      (185)                  57              (1,367)              204

Net income (loss)                                                                         $     (300)       $         69         $   (2,208)      $      315
                                                                                                       ======         ======          ======        ======

Net income (loss) per common share:
    Basic                                                                                        $      (.04)       $        .01        $        (.31)      $        .04
                                                                                                       ======          ======          ======        ======
    Diluted                                                                                    $      (.04)        $       .01         $       (.31)      $        .04
                                                                                                       ======          ======          ======        ======

Weighted average common shares outstanding:
    Basic                                                                                               7,074              7,074              7,074             7,074
                                                                                                       ======          ======          ======        ======
    Diluted                                                                                           7,074              7,082              7,074             7,074
                                                                                                       ======          ======          ======        ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                                                                  Nine Months Ended
                                                                                                                                          April 30,
                                                                                                                                2001                 2000
Cash flows from operating activities:
        Net income (loss)                                                                                   $     (2,208)        $        315
        Adjustments to reconcile net income (loss) to net
            cash provided by (used in) operating activities:
                Depreciation and amortization                                                                  4,534               4,432
                Loss (gain) on disposition of
                    property, plant and equipment                                                                   37                    33
                Deferred tax expense (benefit)                                                                (1,552)                 216
                (Increase) decrease in:
                    Accounts receivable                                                                           (1,500)             (1,653)
                    Inventories                                                                                           1,311              (4,326)
                    Prepaid expenses                                                                                  (239)                (213)
                Increase (decrease) in:
                    Accounts payable                                                                              (1,003)               1,344
                    Accrued liabilities                                                                                   225                   131

        Net cash provided by (used in) operating activities                                           (395)                  279

Cash flows from investing activities:
        Capital expenditures                                                                                      (5,980)              (8,463)
        Proceeds from sale of property, plant and equipment                                         652                     94
        Other                                                                                                                (395)                  113

        Net cash used in investing activities                                                                (5,723)              (8,256)

Cash flows from financing activities:
        Proceeds from long-term debt                                                                     105,682               94,540
        Principal payments on long-term debt                                                         (101,023)            (86,446)
        Increase in book overdrafts                                                                                   8                    349

        Net cash provided by financing activities                                                          4,667                 8,443

Net increase (decrease) in cash                                                                              (1,451)                   466

Cash, beginning of period                                                                                        1,633                    180

Cash, end of period                                                                                          $        182          $        646
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

        The financial statements include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at April 30, 2001 and results of operations for the three months and nine months ended April 30, 2001 and April 30, 2000, and cash flows for the nine months ended April 30, 2001 and April 30, 2000. Results for the three months and nine months ended April 30, 2001 are not necessarily indicative of results that will be realized for the full fiscal year. The year-end balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 2000.

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

Note 2 - Inventories

        At April 30, 2001 and July 31, 2000, inventories were as follows:

                                                                 April 30, 2001                   July 31, 2000
Raw materials                                                  $  12,659                        $   17,708
Work-in-process                                                   1,329                              2,155
Finished goods                                                     17,754                            13,469
Maintenance parts
    and supplies                                                       2,712                              2,433

Total inventories                                              $   34,454                        $  35,765
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

                                                                                 Three Months Ended             Nine Months Ended
                                                                                           April 30,                               April 30,

                                                                                   2001             2000               2001             2000

Basic EPS:
Weighted average shares outstanding                         7,074             7,074             7,074             7,074

Effect of dilutive securities: Options                                   -                    8                    -                     -

Diluted EPS:
Diluted weighted average shares outstanding              7,074             7,082             7,074             7,074
                                                                                 ====             ====             ====             ====
Anti-dilutive options outstanding:
Number of options                                                        814                569                814                714
                                                                                 ====             ====             ====             ====

Weighted average exercise price per share               $ 5.12            $ 6.42            $ 5.12            $ 5.92
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

        The Company measures segment profit or loss as income (loss) before income taxes. Information on the Company's segments is as follows (Dollars in thousands):

                                                                                      Tubing
                                                                                     Products          QuikWater              Total
Quarter-ended April 30, 2001:
        Revenues                                                              $ 34,957               $    924            $ 35,881
        Segment pre-tax income (loss)                                   (407)                     (78)                  (485)

Quarter-ended April 30, 2000:
        Revenues                                                                35,766                      523               36,289
        Segment pre-tax income (loss)                                    578                     (452)                   126

Nine months ended April 30, 2001:
        Revenues                                                              107,386                   2,894             110,280
        Segment pre-tax income (loss)                                (3,253)                   (322)              (3,575)

Nine months ended April 30, 2000:
        Revenues                                                              102,380                   2,129             104,509
        Segment pre-tax income (loss)                                 1,715                  (1,196)                   519

REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors and Shareholders of
Webco Industries, Inc.

        We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiary as of April 30, 2001, and the related consolidated statements of operations for the three-month and nine-month periods ended April 30, 2001 and 2000 and the consolidated statements of cash flows for the nine-month periods ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of July 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 21, 2000, except for the third paragraph in Note 6(A) as to which the date is November 13, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of July 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
May 23, 2001

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

Results of Operations for the Three Months Ended April 30, 2001 Compared with the Three Months Ended April 30, 2000

        Manufactured Tubing Product sales for the quarter ended April 30, 2001 were $31,812,000, a decrease of 2.7 percent from the $32,710,000 for the same quarter last year. The $898,000 decrease in net sales is primarily the result of a 8.2 percent decrease in the tonnage of tubing sold, offset by a 5.9 percent increase in the average net sales price per ton. The tonnage of tubing sold was down primarily as a result of decreases in both boiler and mechanical tubing product shipments, which were primarily offset by tonnage increases in pressure tubing products. The slight increase in the average net selling price reflects a change in sales mix.

        Gross profit for Manufactured Tubing Products decreased to $3,280,000, or 10.3 percent of net sales, for the third quarter of fiscal 2001 from $4,107,000, or 12.6 percent of net sales, for the same period in fiscal 2000. The decline in gross profit is a function of higher operating expenses at the Oil City facility due to the plant expansion, higher natural gas prices, and a change in sales mix. Pricing pressure on carbon mechanical products and reduced sales of higher margin stainless products added to the decline in margin in the current period.

        Other Tubing Products sales are made primarily by Webco’s subsidiary, P&J. Sales of these products increased 2.9 percent to $3,145,000 for the quarter ended April 30, 2001 from $3,056,000 for the quarter ended April 30, 2000. Gross profit from Other Tubing Products decreased to $579,000, or 18.4 percent of net sales, for the third quarter of fiscal 2001 from $674,000, or 22.1 percent of net sales, for the same period in fiscal 2000. The slight increase in sales and decline in gross profit percentage is a result of an increase in the tonnage of tubing sold at reduced sales prices to the OEM markets.

        Sales for QuikWater were $924,000 for the third quarter of fiscal 2001, which is 76.7 percent more than the $523,000 in sales for the same period in fiscal 2000. Gross profit for QuikWater was $294,000, or 31.8 percent of net sales, for the third quarter of fiscal 2001 as compared with $40,000, or 7.6 percent of net sales, for the same period of fiscal 2000. The increase in sales is a result of improved market conditions for the QuikWater product due to changes in certain environmental standards, primarily on the West coast of the United States, and other long-term marketing efforts. The gross profit percentage increase is a reflection of the new outsourcing arrangement for the manufacturing of the units, which has reduced the amount of unproductive overhead costs incurred.

        Selling, general and administrative expenses were $3,500,000 for the third quarter of fiscal 2001 compared with $3,711,000 for the same quarter of fiscal 2000. The decrease in the current quarter is primarily the result of a $185,000 decrease in information technology expenses incurred in support of the Company's enterprise resource planning ("ERP") system, and a $53,000 decrease in administrative labor and overhead expenses realized as a result of certain cost saving measures implemented during the first and second quarters of fiscal 2001.

        Interest expense for the current period was $1,138,000 ($1,208,000 prior to interest capitalization) as compared to interest expense of $984,000 ($1,058,000 prior to interest capitalization) for the same quarter last year. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended April 30, 2001 being $49.2 million as compared to $45.9 million for the same period last year. In addition, the related average interest rate increased to 8.80 percent in the third quarter of fiscal 2001 from 7.94 percent in the third quarter of fiscal 2000. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. Higher borrowing levels have resulted from declines in operating cash flow and the expansion in Oil City, Pennsylvania. Due to the recent reductions in the LIBOR and prime rate levels, the Company expects a lower average interest rate in the fourth quarter of fiscal 2001 when compared to fiscal 2001 third quarter results.

        The recorded income tax expense for the quarter ended April 30, 2001 is based upon the estimated annual combined effective federal and state income tax rates.

Results of Operations for the Nine Months Ended April 30, 2001 Compared with the Nine Months Ended April 30, 2000

        Manufactured Tubing Product sales for the nine months ended April 30, 2001 increased 3.7 percent to $96,582,000 as compared with $93,135,000 for the same period last year. The $3,447,000 increase in net sales is primarily the result of a 4.6 percent increase in the average net sales price per ton, which is partially offset by a .9 percent decrease in the tonnage of tubing sold. The overall tonnage of tubing sold was up primarily as a result of increased pressure tubing volumes. The slight decrease in the average net selling price is primarily due to sales mix.

        Gross profit for Manufactured Tubing Products was $8,224,000, or 8.5 percent of net sales, for the first nine months of fiscal 2001 compared to $12,473,000, or 13.4 percent of net sales, for the same period in fiscal 2000. This is a function of a 11.6 percent increase in the average manufactured cost per ton of tubing sold and the .9 percent decrease in the average net selling price per ton, noted above. A one-week suspension at the Sand Springs facility in August and higher payrolls while training new personnel and higher operating expenses at the Oil City facility due to the recently completed plant expansion negatively impacted margins in the current period. Margins have further been reduced by increased natural gas prices and pricing pressure in carbon mechanical tubing product markets.

        Other Tubing Products sales are made primarily by Webco’s subsidiary, P&J. Sales of these products increased 16.9 percent to $10,804,000 for the nine-month period ended April 30, 2001 from $9,245,000 for the same period ended April 30, 2000. Gross profit from Other Tubing Products decreased to $2,060,000, or 19.1 percent of net sales, for the first nine months of fiscal 2001 from $2,166,000, or 23.4 percent of net sales, for the same period in fiscal 2000. The increase in sales and decline in gross profit percentage is a result of an increase in the tonnage of tubing sold at reduced sales prices to the OEM market.

        Sales for QuikWater were $2,894,000 for year to date fiscal 2001 compared to $2,129,000 sales for the same period in fiscal 2000. Gross profit for QuikWater was $795,000, or 27.5 percent of net sales, for the first nine months of fiscal 2001 as compared with $380,000, or 17.8 percent of net sales, for the same period of fiscal 2000. The increase in sales is a result of improved market conditions for the QuikWater product due to changes in certain environmental standards, primarily on the West coast of the United States, and long-term marketing efforts. The gross profit percentage increase is a reflection of the new outsourcing arrangement for the manufacturing of the units, which has reduced the amount of unproductive overhead costs incurred.

        Selling, general and administrative expenses year to date for fiscal 2001 were $10,978,000 compared with $11,768,000 for the same period of fiscal 2000. The decrease in the current period is primarily the result of decreases of $78,000 in legal fees principally related to Thermatool (See Part II, Item 1, Legal Proceedings of this form 10Q) and certain labor matters, a $304,000 decrease in information technology expenses incurred in support of the new ERP system, and a $446,000 decrease in administrative labor and overhead expenses realized as a result of certain cost saving measures implemented during the first and second quarters of fiscal 2001.

        Interest expense for the current nine-month period was $3,676,000 ($4,050,000 prior to interest capitalization) as compared with interest expense of $2,732,000 ($2,949,000 prior to interest capitalization) for the same period last year. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the nine months ended April 30, 2001 being $48.6 million as compared with $43.8 million for the same period last year. In addition, the related average interest rate increased to 8.96% for the first nine months of fiscal 2001 from 7.69% for the same period in fiscal 2000. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. Higher borrowing levels have resulted from declines in operating cash flow and the expansion in Oil City, Pennsylvania. Due to the current LIBOR and prime rate levels and the Company's amended bank agreement with its primary lender, the Company expects a higher average interest rate in the fourth quarter of fiscal 2001 and for the remainder of the current fiscal year when compared to prior year results.

        The recorded income tax expense for the six months ended April 30, 2001 is based upon the estimated combined annual effective federal and state income tax rates.

Liquidity and Capital Resources

        Net cash used in operations was $395,000 for the nine months ended April 30, 2001 versus net cash provided by operations of $279,000 for the nine months ended April 30, 2000. Accounts receivable increased $1,500,000 during the current period and increased $1,653,000 during the same period last year, primarily due to stronger sales late in the third quarter of fiscal 2001. Inventories decreased $1,311,000 for the nine months ended April 30, 2001, primarily due to management's efforts to reduce raw materials inventory. Inventories increased $4,326,000 for the nine months ended April 30, 2000 due to strategic purchases of raw materials, which were made in anticipation of rising prices. Accounts payable decreased $1,003,000 during the current period and increased $1,344,000 for the same period last year, while book overdrafts also increased $349,000 during the prior year period principally related to the increase in inventory.

        Net cash used in investing activities for the nine months ended April 30, 2001 was $5,723,000, which was $2,533,000 less than the $8,256,000 used in investing activities during the same period in fiscal 2000. Capital expenditures made during the current period primarily related to the expansion of the Oil City facility, which was completed during the third quarter of 2001.

        The Company’s capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced. The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies. Now that the Company has completed the expansion in Oil City, the focus will turn to debt reduction and working capital management. The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

        The Company's financing arrangements provide for a term loan of $25 million, a line of credit of $25 million and a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City, Pennsylvania plant. As of April 30, 2001, the Company had $23.1 million outstanding on the term loan, $21.3 million under the revolving line of credit and $4.6 million outstanding on the CAPEX facility. These loans mature on August 31, 2002, and are collateralized by substantially all of the Company’s assets other than the Sand Springs real estate. The Company may have borrowings and outstanding letters of credit ($1,056,000 at April 30, 2001) under the revolving credit facility up to the lesser of $25 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At April 30, 2001, $2.6 million was available for borrowing under this line of credit. The CAPEX loan was fully funded during the second quarter of fiscal 2001 leaving no remaining borrowing capacity. Principal payments of $208,000, plus interest, are due on the term loan each month until maturity. Principal payments on the CAPEX facility of $83,000, plus interest, are due each month until maturity.

        The Company's debt agreement contains various covenants regarding debt coverage, the ratio of indebtedness to equity and the maintenance of a minimum borrowing base availability without considering the $25 million revolving loan cap. As of April 30, 2001, the Company was in compliance with all such covenants.

        The Company has arranged financing with various public agencies related to the Oil City facility, of which, $2.5 million was outstanding at April 30, 2001 and an additional $500,000 was subsequently funded in May 2001. The agency loans are collateralized by the underlying real estate and/or equipment and the guarantee of the principal stockholder/officer. The notes mature over a 4 to 10 year period and bear interest at rates ranging from 3 to 5 percent.

        P&J has a line of credit agreement for $2,000,000 and a term loan of $500,000 with its primary lender. As of April 30, 2001, the Company had $760,000 outstanding under the line of credit and $322,000 outstanding on the term loan. The line of credit matures on November 30, 2001, and the term loan matures in April 2004. Both loans are collateralized by P&J’s assets. At April 30, 2001, $1.24 million was available for borrowing under the line of credit.

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

June 8, 2001                                                                /s/Michael P. Howard
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
                                                                                   Vice President of Finance and Administration

EXHIBIT 15.1

WEBCO INDUSTRIES, INC.
LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D.C. 20549

Re:   Webco Industries, Inc.
        Registration on Form S-3 and S-8

We are aware that our report dated February 23, 2001, on our review of the interim financial information of Webco Industries, Inc. for the periods ended April 30, 2001 and 2000, and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-3 (File nos. 333-22779 and 333-67923) and S-8 (File no. 333-49219).

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
June 7, 2001