Form 10-K
period 2001-07-31
WEBCO INDUSTRIES INC
filed 2001-10-29
CIK 916314

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2001

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

9101 West 21st Street
Sand Springs, Oklahoma 74063
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code - (918) 241-1000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.01
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of September 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,796,000.

    On September 30, 2001, the number of shares outstanding of the registrant's common stock, $.01 par value, was 7,073,723 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

                                                                                                                                                            Page

PART I

Item 1. Business                                                                                                                                         3
Item 2. Properties                                                                                                                                     13
Item 3. Legal Proceedings                                                                                                                         14
Item 4. Submission of Matters to a Vote of Security
            Holders                                                                                                                                        14

PART II

Item 5. Market for Registrant's Common Stock and Related
            Stockholder Matters                                                                                                                     15
Item 6. Selected Financial Data                                                                                                                 15
Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                                                             17
Item 8. Financial Statements and Supplementary Data                                                                               23
Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                                                                             41

PART III

Item 10. Directors and Executive Officers of the Registrant                                                                        41
Item 11. Executive Compensation                                                                                                             41
Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                                                                                                        41
Item 13. Certain Relationships and Related Transactions                                                                           41

PART IV

Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                                                                                               42

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

FORM 10-K

PART I

ITEM 1. BUSINESS

General

Webco Industries, Inc., an Oklahoma corporation, was founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer. Webco is a specialty manufacturer of high-quality carbon and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: heat exchanger tubing, carbon steel boiler tubing, stainless steel tube and pipe, and specialty carbon steel mechanical tubing for use in consumer durable and capital goods. Management believes that Webco is a domestic market leader in the manufacture of welded carbon steel heat exchanger and boiler tubing, and the leading supplier of stainless steel tubing for certain niche applications. The Company's wholly-owned subsidiary, Phillips & Johnston, Inc. ("P&J"), represents several manufacturers who produce various non-competing mechanical and specialty tubular products made from copper, brass, aluminum, stainless and carbon steel, among others. This access to other tubing products allows the Company to better serve its customers by offering a full range of tubing products. Through its QuikWater division, the Company markets a patented direct contact water heater for commercial and industrial applications. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,100 customers throughout North America.

Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its subsidiary, P&J, on a consolidated basis.

Industry Overview

Specialty tubing producers occupy a niche between the primary steel producers and customers who utilize precision tubing in the manufacture of products primarily for the capital goods and consumer durable industries. As contrasted with commodity pipe producers, specialty tube mills manufacture products which are engineered and tailored for more specialized and critical end-use applications.

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

The specialty tubing industry has been affected by several trends that are expected to continue over the next several years. First, customers’ increasing emphasis on just-in-time inventory methods has required tube producers to increase operating efficiencies to accommodate more frequent, but smaller sized orders, and has caused tube producers to place greater emphasis on inventory management and cost control. Second, customers’ desires to cut operating costs through the outsourcing of specific processing functions, such as specialty tube manufacturing, have created the opportunity for third-party tube producers to replace production from captive mills. Finally, the impacts of foreign steel producers on the U.S. markets have caused volatility in the price of finished goods and the cost of steel sheet coil, the principal raw material used in the manufacture of tubing products.

MANUFACTURING TUBING PROCESSES

Manufactured Products

Electric Resistance Carbon Steel Weld Process: The Company maintains inventories of carbon steel sheet coils from which it manufactures tubing using electric resistance welding. This steel is in the form of a continuous sheet, typically 48 to 60 inches wide, between .049 and .500 inches thick, and rolled into 15 to 20 ton coils.

All customer orders for manufactured products are entered into a computerized order entry system, and the appropriate steel coil inventory is then selected and scheduled for processing in accordance with the customer’s delivery date and product specifications. The Company attempts to maximize efficiency by combining orders to optimize size rollings.

The manufacturing cycle begins with the slitting of wide coils into narrower bands. The outside diameter of the tube to be produced determines the width of the slit band. Steel coils over .180 inches thick used at the Sand Springs facility are slit to pre-designated widths by outside vendors. Steel coils less than .180 inches thick in Sand Springs and substantially all coils in Oil City are slit in each facility using Company equipment.

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

Carbon Steel Cold Drawing Process: The Company maintains inventories of tubing hollows, which is raw material for the cold drawing process. Most of this tubing is manufactured by the Company’s own weld tube mills. The Company currently offers precision, made-to-order cold drawn products from .250 inch to .375 inch in wall thickness for mechanical tubing and a limited amount of heat exchanger and boiler tubing. Cold drawing permits greater flexibility and precision (as compared to the weld process) in meeting customer specifications of tube diameters, wall thickness and other characteristics.

Cold drawing orders are entered into a computerized order entry system. Raw materials are selected to optimize yields and efficiency and meet the customer’s specifications and required delivery schedule. After the proper material has been selected for each specific order, it is cut to the desired length. The tube is then (i) pickled and lubricated through a series of tanks, (ii) pointed to taper the tube end, and (iii) cold drawn (cold reduction of outside diameter and inside diameter and elongation of tube). After the cold drawn tube has been manufactured to finished size, it is moved to three further processing stations for annealing, straightening and finishing.

Welded Stainless Tube Process: The manufacturing cycle for the stainless steel weld mill operations begins with the receipt by the Company of stainless steel coils slit to a pre-designated width by the vendor.

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

QuikWater

QuikWater maintains a sales and engineering office in Sand Springs, Oklahoma and outsources the fabrication of the units to a related party vendor. All units are built to the Company's and its customer’s specifications. The Company supplies all of the required components based upon the specific size and model of the unit. Once completed, the unit is fully tested and then shipped to the customer's site where it is installed by the customer or a Company representative.

Tubing Facilities

The Company has three manufacturing facilities for producing carbon or stainless steel tubing products. The largest facility is located in Sand Springs, Oklahoma, which produces a wide range of carbon steel tubing products. This facility has been in operation since the Company began in 1969. The Company also has a facility in Oil City, Pennsylvania, which produces primarily boiler and as-welded mechanical carbon steel tubing products. The third facility in Mannford, Oklahoma produces stainless steel tubing products. The Company completed its expansion in Oil City during the third quarter of fiscal 2001. The additional 36,000 tons of welded capacity will create company-wide additional capacity for its welded carbon steel heat exchanger and boiler tubing and for its welded and cold drawn mechanical OEM tubing markets.

The following table sets forth the processing and other techniques performed at Webco's facilities:

	Manufacturing			Distribution l
	Sand	Oil		Sand			Grand	Glen
	Springs,	City,	Mannford,	Springs,	Nederland,	Lyndon,	Rapids,	Ellyn,
	Okla.	Penn.	Okla.	Okla.	Tx.	Illinois	Mich.	Ill.
Cold Drawing	X	X
Slitting	X	X
Welding	X	X	X
Annealing	X	X	X	X	X
Straightening	X	X	X
Cut-to-Length	X	X	X	X	X	X	X	X
Integral Finning				X
Electronic Non-
Destructive Testing:
Eddy Current	X	X	X
Flux Leakage	X
Ultra-Sonic	X	X
Hydro-Static Testing	X		X	X
Stenciling	X	X	X
Bending				X	X		X
Bar Coding	X	X	X	X	X	X	X
Computerized Shop
Floor Control	X	X	X	X	X
Metallurgical Lab &
Spectrometer	X
Statistical Process
Control	X	X	X

INDUSTRY SEGMENTS
The Company has two reportable segments: Tubing Products and QuikWater, representing the Company’s two strategic business units offering different products. The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, production processes and customers, those operations have been aggregated for segment reporting purposes. See Footnote 11 to the financial statements for additional information regarding segments.

PRODUCTS

Manufactured Tubing Products
The Company produces tubing for a wide variety of markets and end-use applications. The Company seeks to identify niche markets and customers that have been serviced by high cost and low service competitors. The heat exchanger and boiler tube markets are examples of the Company achieving significant penetration following this strategy. Management believes that Webco is a domestic market leader in the manufacture of welded carbon steel heat exchanger and boiler tubing, and that it is the leading supplier of stainless steel tubing for certain niche applications. The Company continues to target the carbon mechanical and stainless steel tube markets for future growth. The Company is building its market share for mechanical tubing through its low cost structure and high product quality, together with the Company’s commitment to customer service. A detailed description of the Company’s Manufactured Tubing Products by the four major end-use markets follows:

Heat Exchanger Tubing: The Company is a full service distributor of heat exchanger tubing, offering a full spectrum of welded, cold drawn or seamless tubing through its distribution facilities in Oklahoma and Texas. Through its manufacturing facilities and sourcing partners, the Company can offer carbon and stainless steel, brass, copper and other metal heat exchanger tubes, which can be cut, bent and/or finned to customer specifications at the distribution warehouses. The Company believes that its manufacturing capabilities, in both carbon and stainless steel, provide a strategic advantage over its distribution competitors. The Company also believes that its distribution capabilities provide an additional advantage over its manufacturing competitors.

Heat exchangers generally fall into two broad categories; shell and tube, and air-cooled. Shell and tube heat exchangers are used to control temperatures or to recover waste heat in, among other things, power stations, petrochemical plants, and refineries. Air-cooled heat exchangers are used to dissipate heat generated by industrial processes in, among other things, gas compressor stations and petrochemical plants. The Company’s products are suitable for both shell and tube and air-cooled heat exchangers.

The heat exchanger industry over the past two years has been impacted by low demand in the petrochemical industry and low cost foreign imports (including both raw coils and finished tubes and pipe), however, the industry did show signs of improvement over the later half of the fiscal year. The Company believes that its current production capacity and product offerings will enable it to better realize the benefits associated with improving demand in the steel heat exchanger market.

Carbon Steel Boiler Tubing: The Company produces welded carbon steel boiler tubing from both the Sand Springs, Oklahoma, and Oil City, Pennsylvania facilities. This capability enables the Company to cost-effectively serve this market throughout the continental United States and eastern Canada. The Company is a market leader in the manufacture of welded carbon steel boiler tubing.

The Company’s products are used for the manufacture and maintenance of boiler systems for utilities, waste-heat recovery units, industrial and commercial facilities, and co-generation plants. While maintenance is an ongoing requirement, new boiler manufacturing generally depends on industrial plant expansion and construction of new energy production facilities.

Stainless Tubing: The Company serves five sub-markets within the small diameter welded stainless tubing category: instrumentation tubing, stainless pipe, mechanical tubing, heat exchanger tubing, and other specialty tubing. The end uses for these products include appliances, industrial plant piping systems, instruments for the petrochemical industry, and a variety of other capital goods applications. The Company is a small, niche producer, due to both product size and capacity constraints, but plans to continue an aggressive growth strategy in the above product lines.

The stainless pipe and tube industry over the last three years has been impacted by high levels of low cost foreign imports (including both raw coils and finished tubes and pipe), which have created historically low pricing and a highly competitive sales environment.

Mechanical Tubing: Mechanical tubing includes both as-welded and cold drawn tubing. Most of the products the Company manufactures from its cold draw processes are for mechanical tube applications. The end-uses for these products are very diverse and include hydraulic cylinders, automotive components, appliances, farm equipment, and a wide variety of consumer durable (such as bicycles and lawnmowers) and capital goods. The Company is a relatively small producer in this market, but continues to pursue opportunities for growth.

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

QuikWater
The Company's QuikWater division sells a patented direct contact water heater. The water heater generates hot water on demand and has significant energy saving benefits coupled with unique environmental advantages. It can be used in a variety of commercial applications such as food processing, manufacturing, health care, construction, and other markets where a high volume of hot water is required.

Quarterly Effects and Seasonality
Order rates generally tend to be lower during mid-summer and December as many of the Company’s customers schedule plant shutdowns for plant maintenance. In addition, the Company experiences some seasonality in stainless during its third fiscal quarter, which may result in reduced net sales and income for that period.

Backlog
The Company’s firm backlog of orders at July 31, 2001 and 2000 were $ 18.6 million and $17.1 million, respectively. Orders, including a portion of the orders considered firm, are generally cancelable by the customer until work has commenced and the Company has committed resources; thereafter, orders are generally cancelable by the customer only upon payment of a cancellation penalty.

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

The Company’s major competitors include Vision Metals, Inc. for carbon heat exchanger tubing, Plymouth Tube Company for carbon boiler tubing, Damascus/Bishop Tube, Inc. and Gibson Tube, Inc. for stainless products, and Copperweld LTV, Pittsburgh Tube Company, Metalmatic and Lone Star Steel Company for mechanical tubing. Certain of these competitors are larger and have access to greater financial resources than the Company. Most of these competitors are unionized.

The Company believes that its non-union status, geographic balance, focused niche strategy, product quality, customer service and continued emphasis on technical innovations position it to compete effectively within each of its niche markets.

Quality Control
The supply of quality products and service is critical to the Company’s success. To help foster continuous improvements in quality and service, the Company, through its corporate quality management department, instituted a total quality management system based upon ISO 9000 quality system standards. In early 1994, the Company achieved ISO 9002 certification at its Sand Springs, Oklahoma manufacturing facility. ISO 9002 certification at its Oil City, Pennsylvania manufacturing facility was achieved in early 1995. In May 2000, the Company achieved ISO 9002 certification at its Mannford, Oklahoma manufacturing facility. The Company has obtained QS-9000 certification at its Sand Springs, Oklahoma, Oil City, Pennsylvania and Mannford, Oklahoma facilities. In support of the total quality management system, the Company has created an environment that emphasizes and utilizes teamwork to support continuous improvement of quality and service.

Fundamental to the Company’s quality system is the control of the product and process, from raw material procurement to the ultimate delivery of finished goods to the Company’s customers. On a test basis, physical and chemical analyses are performed on raw materials to verify that their mechanical and dimensional properties, cleanliness, and surface characteristics meet the Company’s and industry requirements. The Company has also developed stringent process controls, including Statistical Process Control, non-destructive testing methods, and standardized operating and inspection procedures, to provide assurance of quality, and to ensure that the customer’s requirements are met throughout the manufacturing process.

Suppliers
The Company purchases steel sheet coil from a number of primary steel producers including, but not limited to, Nucor, Wheeling-Pittsburgh Steel Corp. and Gallatin Steel for carbon steel, and Allegheny Rodney and AvestaPolarit for stainless steel. In addition, Webco purchases from intermediate steel processors and brokers in order to benefit from their purchasing power or for their specialized processing capabilities. Webco monitors and purchases some raw material from foreign sources as economic conditions dictate. However, the greatest percentage of Company purchases are from domestic suppliers. The Company orders steel to specified physical characteristics and chemistry. By purchasing in large quantities at consistent predetermined intervals, Webco is able to obtain quality raw materials at competitive prices. All increments of the cost of purchasing and landing steel are continuously monitored, reviewed and acted upon. Webco believes that it is not dependent on any one of its suppliers for raw materials, however, interruptions in supply from its main suppliers could impact the landed cost of new purchases.

Webco understands that the Company's supplier base for materials is critical to its economic health. Constant effort is directed towards developing long-term partners who can provide acceptable quality, competitive prices and dependable delivery, and are, themselves, economically stable.

Marketing and Customer Service
The Company’s products and services are sold predominately by the Company’s inside and outside sales personnel.

The Company’s sales and marketing efforts for its manufactured products are directed by a vice president of sales and marketing, the President of P&J, and Webco's product sales managers. These efforts are supported by its distribution organization, internal sales staff and technical services group. The Company also emphasizes the use of its technical and engineering support staff in its product development and marketing efforts. The Company’s technical services, operating, engineering, quality, sales, product planning and purchasing staffs work closely with its customers and suppliers to develop products that meet specific customer applications. Variables in the product development process include the steel’s microstructure, chemistry, mechanical properties, surface finish, machinability, and product consistency. The Company believes this process is essential to its sales effort and provides the Company with a competitive advantage.

Sales of the Company's Other Tubing Products are directed by the President of P&J, and its sales staff, headquartered in Glen Ellyn, Illinois. The Company’s Other Tubing Products line and P&J's other sales representative accounts constitute over 50% of P&J's sales effort.

Customers and Distribution
The Company manufactures and distributes specialty steel tubular product for sale to a diverse group of more than 1,100 customers. No single customer represents in excess of 7% of the Company’s net sales. The Company’s ten largest customers represent approximately 28% of net sales. The majority of the Company’s sales are made directly to industrial customers, including manufacturers of heat exchangers, high efficiency home heating furnaces, appliances, automotive components, power generation equipment, waste heat recovery systems, industrial and commercial boilers, and other consumer durable goods.

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

The Company offers its finished product for shipment directly from its three manufacturing locations. In addition, the Company also inventories finished goods and functions as its own distributor in some of its markets. Such markets and customers are served on a just-in-time basis from the Company’s distribution locations in Oklahoma, Texas, Illinois and Michigan. Finished goods inventories for distribution generally are suitable for sale to many customers and generally are not unique to a specific customer’s needs.

The Company believes that its long-term relationships with many of its customers are a significant factor in its business and that pricing, quality, service and the ability to deliver orders on a timely basis are the most critical factors in maintaining these relationships. Company executive officers actively participate in the Company’s marketing efforts and have developed strong business relationships with senior management of many of the Company’s principal customers.

Government Regulation
The Company’s distribution and manufacturing facilities are subject to many federal, state, and local requirements relating to the protection of the environment. The Company continually examines ways to reduce emissions and waste and reduce costs related to environmental compliance. The Company has an in-house environmental engineer leading the Company’s environmental program. Management’s philosophy is to implement environmental controls that meet or exceed current and foreseeable legal requirements. Management believes the Company is in material compliance with all environmental laws, does not anticipate any material expenditure to meet environmental requirements, and generally believes that its processes and products do not present any unusual environmental concerns. See "Item 3. Legal Proceedings."

The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. Management believes it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.

Employees
As of September 30, 2001, the Company employed 747 people. None of the Company’s employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements preceded by, or predicated upon the words "believes", "expects", "appears" or "plans", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others:

General Economic and Business Conditions
Many of the Company’s products are sold to industries that experience significant fluctuations in demand based on economic conditions or other matters beyond the control of the Company. No assurance can be given that the Company will be able to increase or maintain its level of sales in periods of economic stagnation or downturn. Through the date of this filing, the Company has not experienced a significant change in its sales levels or order backlog due to the economic impacts of the terrorist attacks of September 11, 2001, although there can be no assurances such stability will continue.

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

Changes in Manufacturing Technology
Over the past 10 years, there have been significant advances in the technology relating to the manufacture of carbon and stainless steel tubing. Such advances have impacted the speed at which tubing can be manufactured, the quality of the tubing, and the types and densities of materials that can be welded into tubes for advanced manufacturing processes. In many circumstances, maintaining current manufacturing technologies is necessary to be competitive with other domestic producers and foreign imports or to be able to provide goods for customers’ advancing manufacturing needs and processes. Maintaining current manufacturing technologies and capabilities requires investment of capital. Manufacturers that do not maintain current technologies may be rationalized by the industry as a result of their inability to compete against more efficiently priced products.

Monetary Policy and Banking Environment
In the course of managing the National economy, the Federal Reserve effects policy that impacts the cost and availability of money within the United States banking system. These policy decisions, along with the quality of the economy, have a direct impact upon bank credit policies. Continued tightening of credit availability could negatively impact the Company's ability to refinance its debt upon maturity or to refinance at terms that are not more costly than the current debt structure.

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

Domestic Competition
Specialty steel tube manufacturing is a highly competitive market in which companies compete on the basis of price, quality, service and ability to fill orders on a timely basis. The Company has different competitors within each of its markets served. Certain of these competitors are larger and have greater financial resources than the Company. Sales of some of the Company’s products represent a high percentage of the market demand for these products, and could be targeted by competitors.

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

Loss of Significant Customers and Customer and Vendor Work Stoppages
The Company sells its tubular products to a diverse group of more than 1,100 customers. Although no single customer represents in excess of 7% of the Company’s 2001 net sales, and no one end-use sector represents more than 25% of 2001 net sales, the loss of any significant customer, or a work stoppage at a significant customer or in an important end-use sector, such as automotive, could have an adverse effect on the Company’s operating results.

Technical and Data Processing Capabilities of Customers and Vendors
Failure by the Company’s customers and vendors to find adequate solutions to any technical and data processing issues they may have could result in customers having a significant interruption in their buying patterns and volumes, and vendors being unable to deliver product required for the Company’s manufacturing processes in a timely manner.

ITEM 2. PROPERTIES

The Company’s principal properties presently consist of three manufacturing plants and five distribution facilities. The following sets forth the location, area, and whether the property is owned or leased for each existing facility:
Location	Area	Owned or Leased
Sand Springs, Oklahoma	281,000 square feet	Owned
Manufacturing Facility	26 acres

Sand Springs, Oklahoma	50,000 square feet	Owned
Distribution Facility	18 acres

Mannford, Oklahoma	138,000 square feet	Owned
Manufacturing Facility	13 acres

Nederland, Texas	25,200 square feet	Long-term lease with a purchase
Distribution Facility		Option of the greater of 93% of
FMV or $475,000

Oil City, Pennsylvania	205,000 square feet	Owned
Manufacturing Facility	8 acres

Titusville, Pennsylvania	30,600 square feet	Long-term lease
Manufacturing Facility

Tulsa, Oklahoma	24,400 square feet	Long-term lease with a
Corporate Offices		Purchase option of $750,000

Tulsa, Oklahoma	28,000 square feet	Long-term lease
Finning Facility

Glen Ellyn, Illinois	25,700 square feet	Long-term lease
P&J Corporate Offices
And Distribution Facility

Lyndon, Illinois	33,700 square feet	Long-term lease
Distribution Facility

Grand Rapids, Michigan	55,000 square feet	Long-term lease
Distribution Facility

The Company considers all of its properties, both owned and leased, together with the related machinery and equipment contained therein, to be well maintained, in good operating condition, and suitable and adequate to carry on the Company’s business.

ITEM 3. LEGAL PROCEEDINGS

In August 1997, the Company filed an action, Webco Industries, Inc. vs. Thermatool Corporation and Alpha Industries, Inc., relating to certain cut-off equipment sold to the Company and installed on Mill 3, which did not perform to specifications. The case, filed in the United States District Court for the Northern District of Oklahoma (Case No. 97-CV-708H (W)), sought recoveries for the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company. On May 27, 1999 a jury awarded the Company $1.1 million on its claims against Thermatool. Prior to the trial, the court had ruled that the Company could not collect lost profits and certain other incidental and consequential damages, and limited the Company's possible recovery to the cost of the equipment and improvements plus interest. The damages awarded by the jury, accordingly, do not include lost profits by the Company. Now that the first trial has been decided in the Company’s favor, the Company has appealed the pre-trial order that prevented the Company from recovering lost profits, and has appealed the trial court’s denial of attorneys’ fees and pre-judgment interest. There can be no assurances that the Company will be successful on appeal or that if successful, lost profits or other damages awarded by the appeals court or in the succeeding trial, if any, will be commensurate with actual lost profits and damages and expenses suffered by the Company. Thermatool has appealed the jury’s verdict and there can be no assurances as to what the outcome of that appeal will be.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to Webco security holders during the fourth quarter of fiscal year 2001.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK
                AND RELATED STOCKHOLDER MATTERS

Webco's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "WEB." At the close of business on September 30, 2001, there were 279 holders of record of Webco's common stock. The quarterly prices of Webco's common stock were as follows:

Fiscal Year 2001:	High	Low
Fourth Quarter	4.35	2.50
Third Quarter	3.50	1.37
Second Quarter	2.69	.63
First Quarter	3.25	2.25

Fiscal Year 2000:
Fourth Quarter	4.25	2.69
Third Quarter	4.94	3.75
Second Quarter	3.88	2.50
First Quarter	4.88	2.75

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information for the Company as of the end of and for each of the five years in the period ended July 31, 2001, which has been derived from the audited Financial Statements of the Company. In fiscal year 1998, Webco merged with Phillips & Johnston, Inc. ("P&J"). Because the merger was accounted for as a pooling of interests, financial results for the 1997 and 1998 periods are presented as though the companies have always been combined.

The selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
Selected Financial Data
For the Years Ended July 31,
(Dollars in thousands, except per share data)

Income Statement Data:                                                                            2001                 2000            1999              1998              1997

Net sales (1)                                                                                              $151,760       $ 144,941     $ 138,581      $ 155,751       $132,352
Gross profit                                                                                                   15,906            19,368          21,353           28,486           20,228
Income from operations                                                                                2,139              2,346 (2)      5,564            11,305            7,234 (3)
Income (loss) before
income taxes                                                                                                  (2,592)           (1,646)           3,012              9,009            5,187
Net income (loss) (4)                                                                                    (1,602)           (1,025)           1,876              6,207            3,931

Net income (loss) per share (4):
Basic                                                                                                                (0.23)              (0.14)               .26                  .87                .55
Diluted                                                                                                             (0.23)              (0.14)               .26                  .86                .55

Pro forma net income (5)                                                                                                                                                  5,511            3,179

Pro forma net income per share (5):
Basic                                                                                                                                                                                       .77                .44
Diluted                                                                                                                                                                                    .76               .44

Balance Sheet Data:
Working capital                                                                                       $ 30,219         $ 30,129         $ 32,346         $ 30,861        $ 33,837

Total assets                                                                                               128,347          130,123          120,481          111,758         102,142
Long-term debt (net of
current portion)                                                                                          46,010            43,979            39,746            32,894           34,470

Stockholders' equity                                                                                  47,046            48,648            49,673            48,245           45,220

  The 1997 thru 2000 periods presented have been adjusted to reflect the Company's change in accounting for freight expense to include it as a cost of sales rather than as a reduction of revenue. The amounts reclassified for the periods 1997 thru 2000 were $3,759,000, $4,320,000, $3,837,000 and $4,021,000, respectively. The reclassification had no effect on gross profit or net income (loss).
  Includes a $1,400,000 ($868,000, or $.12 per diluted share after tax) charge related to the write-off of certain QuikWater long-term assets and excess tubing equipment.
  Includes a $884,000 ($548,000, or $0.08 per diluted share after tax) charge related to the replacement and write-off of faulty equipment on the Company’s Mill 3.
  P&J was an S-Corporation for Federal and state income tax purposes through June 29, 1998, and accordingly did not incur any Federal or state income taxes prior to that date.
  The 1997 and 1998 periods presented have been adjusted on a pro forma basis for assumed Federal and state income taxes for P&J, which had not previously recognized income taxes due to their S-Corporation status. Pro forma income taxes were based upon the statuary (Federal & state) tax rate of 38 percent.

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

The Company experienced sequential improvement in quarterly income (loss) from operations during the year ended July 31, 2001 as shown in the following table (dollars in thousands):

                                                                                                        Quarters Ended
                                                                      October 31,         January 31,          April 30,          July 31,          Total
                                                                            2000                      2001                   2001               2001              Year
Net sales                                                         $37,995                  $38,703              $37,065         $37,997          $151,760
Gross profit                                                        3,156                      3,770                  4,153             4,827              15,906
Income (loss) from operations                         (625)                          73                     653             2,038                2,139
Net income (loss)                                            (1,153)                       (755)                  (300)               606              (1,602)

The first quarter of fiscal 2001 was negatively impacted by a one-week suspension at the Sand Springs facility in August for repair and maintenance projects. The second quarter of fiscal 2001 was further hampered by increased costs during the start-up phase of the plant expansion in Oil City. A fire at the Oil City facility in February 2001 further delayed the start-up, making the fourth quarter of fiscal 2001 the first fully operational quarter for all facilities for the year. Now that the major expansion project in Oil City is complete, the Company is focusing on improving its profitability and debt reduction. Please see Part II, Item 8: "Supplementary Data" of this Form 10-K for complete quarterly financial data.

Results of Operations
The following table sets forth certain income statement data for each of the three years in the period ended July 31, 2001 (certain amounts may not calculate due to rounding):
	2001		2000		1999
	Dollar Amount	% of Net Sales	Dollar Amount	% of Net Sales	Dollar Amount	% of Net Sales
(Dollars in millions)
Net sales	$151.8	100.0%	$144.9	100.0%	$138.6	100.0%
Gross profit	15.9	10.5	19.4	13.4	21.4	15.4
Selling, general and administrative expenses	13.8	9.1	15.6	10.8	15.8	11.4
Income from operations	2.1	1.4	2.3	1.6	5.6	4.0

The following discussions of sales levels, prices and gross profit revolve around the Company's Manufactured Tubing Products (carbon and stainless steel tubing from its three plants in Oklahoma and Pennsylvania), Other Tubing Products (purchased tubular goods made of stainless steel, carbon steel, copper, and brass) and QuikWater. In Fiscal 2001, the Company changed its method of accounting for freight expense to include it as a cost of sale rather than a reduction of revenue, accordingly the 2000 and 1999 periods have been adjusted to reflect this change.

Fiscal 2001 Compared with Fiscal 2000
Manufactured Tubing Product sales increased $4.4 million, or 3.4 percent, to $134.2 million in 2001 from $129.8 million in 2000. The increase in net sales reflects a 5.0 percent increase in the average net sales price per ton realized during 2001, which was partially offset by a 1.6 percent decrease in the tonnage of tubing sold. The overall increase in the average net sales price per ton reflects the growth in sales of the Company’s stainless and heat exchanger products during 2001 combined with a decrease in sales of lower priced carbon mechanical tubing products. The decrease in the tonnage of tubing sold is a combination of a change in sales mix most impacted by the decreased demand for general mechanical tubing products.

Gross profit for Manufactured Tubing Products decreased to $12.4 million, or 9.2 percent of net sales, in 2001 from $16.4 million, or 12.6 percent of net sales, in 2000. This decrease is a function of a 9.1 percent increase in the average manufactured cost per ton of tubing sold, driven mostly by increased raw material prices most notably in stainless material, offset by the 5.0 percent increase in the average net selling price per ton, noted above. A one-week suspension at the Sand Springs facility in August and higher payrolls and operating expenses at the Oil City facility due to the plant expansion negatively impacted margins in the current fiscal year. Margins were further reduced by increased natural gas prices and continued pricing pressure in the carbon mechanical tubing product markets.

Other Tubing Products sales are made primarily by Webco’s subsidiary, P&J. Sales of these products increased 12.7 percent to $14.1 million in 2001 from $12.5 million in 2000. Gross profit from Other Tubing Products decreased to $2.5 million, or 17.7 percent of net sales, in 2001 from $2.7 million, or 21.6 percent of net sales, in 2000. The increase in sales and decline in gross profit is a result of increased volumes at reduced sales prices among most specialty tubing lines. Pricing pressure remains strong throughout the mechanical and specialty stainless tubing markets.

Sales for QuikWater increased 31.5 percent to $3.5 million in 2001 from $2.6 million in 2000. Gross profit for QuikWater was $975,000, or 28 percent of net sales, in 2001 as compared with $263,000, or 10.2 percent of net sales, in 2000. The increase in sales and gross profit is a result of improved market conditions for the QuikWater product due to changes in certain environmental standards, primarily on the West coast of the United States, and further development of marketing strategies along with market diversification. In addition, the gross profit percentage increase is a reflection of improved volumes along with the outsourcing arrangement for the manufacturing of the units, which has greatly reduced the amount of unproductive overhead costs incurred.

During the fourth quarter of fiscal 2000, the Company recorded a $986,000 pre-tax charge related to the write-off of QuikWater intangible, and certain other long-lived, assets. QuikWater continues to operate and the remaining asset values are being depreciated as part of the normal course of business. In addition, during the fourth quarter of fiscal 2000, the Company recorded a $414,000 pre-tax charge related to the write-down of underutilized tubing equipment.

Selling, general and administrative expenses decreased 11.5 percent to $13.8 million in fiscal 2001 from $15.6 million in fiscal 2000. The decrease in the current year is primarily the result of a decrease of $189,000 in legal fees principally related to labor matters, a $516,000 decrease in information technology expenses incurred as a result of cost cutting efforts, a $225,000 decrease in amortization expense principally related to the QuikWater intangibles written off in fiscal year 2000, and a $630,000 decrease in administrative labor and overhead expenses realized as a result of certain cost savings measures implemented during the first and second quarters of fiscal 2001. The Company also realized a $236,000 gain on the sale of real estate that is included as part of selling, general and administrative expenses in 2001.

Interest expense for fiscal 2001 increased to $4.7 million (net of $375,000 capitalized) from $4.0 million (net of $313,000 capitalized) in fiscal 2000. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement increasing $3.8 million to $48.5 million for 2001 as compared with $44.7 million for 2000. In addition, the related average interest rate increased to 8.9 percent in 2001 from 8.8 percent in 2000. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. Higher borrowing levels have resulted from declines in operating cash flow and the expansion in Oil City, Pennsylvania. LIBOR, much like the prime rate, has experienced decreases during fiscal 2001, however, due to the amortization of loan costs to interest expense and the Company's amended bank agreement with its primary lender, the Company has not yet fully realized the benefit of those decreases. With the additional interest rate reductions since July, the Company anticipates a slightly lower average interest rate in the first quarter of fiscal 2002.

Fiscal 2000 Compared with Fiscal 1999
Manufactured Tubing Product sales increased $6.9 million, or 5.6 percent, to $129.8 million in 2000 from $122.9 million in 1999. The increase in net sales reflects a 7.0 percent increase in the tonnage of tubing sold during 2000, which was partially offset by a 1.4 percent decrease in the average net sales price per ton. The overall increase in the tonnage of tubing sold reflects the growth in the Company’s stainless, boiler and OEM mechanical tubing markets. The decrease in the average net selling price is a combination of a change in sales mix and eroded pricing in the heat exchanger market and general mechanical tubing products.

Gross profit for Manufactured Tubing Products decreased to $16.4 million, or 12.6 percent of net sales, in 2000 from $18.4 million, or 15.0 percent of net sales, in 1999. This decrease is a function of the 1.4 percent decline in average net selling price per ton, noted above. This combined with an increase of 10.9 percent in the average manufactured cost per ton of tubing sold caused by increased raw material prices.

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

During the fourth quarter of fiscal 2000, the Company recorded a $986,000 pre-tax charge related to the write-off of QuikWater intangible, and certain other long-lived, assets. QuikWater continues to operate and the remaining asset values are being depreciated as part of the normal course of business. In addition, the Company recorded a $414,000 pre-tax charge related to the write-down of underutilized tubing equipment that the Company anticipates selling.

Selling, general and administrative expenses decreased 1.3 percent to $15.6 million in fiscal 2000 from $15.8 million in fiscal 1999. The decrease in the current year is primarily the result of an approximately $930,000 decrease in legal expenses, primarily related to the Thermatool litigation and labor related matters, and a decrease of $145,000 in profit sharing to employees. These decreases were principally offset by an increase of approximately $435,000 in depreciation related to the ERP system and $465,000 of additional information technology expenses incurred in support of the new ERP system.

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

Liquidity and Capital Resources
Net cash provided by operations was $3.2 million, $4.2 million and $8.6 million in fiscal 2001, 2000 and 1999, respectively. Accounts receivable increased in 2001 and 2000 primarily as a result of the increase in sales from the prior year. Inventories decreased in 2001 and increased in 2000 and 1999. Inventories decreased in 2001 primarily due to management's efforts to reduce raw material inventory levels at the manufacturing facilities, which was partially offset by increases in finished goods levels. The increase in inventory in 2000 and 1999 was partly the result of the Company’s ability to make strategic volume purchases in anticipation of rising prices and the result of an overall increase in raw material prices. Accounts payable increased in 2000 and 1999 primarily as a result of the increase in inventory. Over the past three years, the Company has on average turned its steel tube inventories approximately 4 times per year.

Net cash used in investing activities was $5.4 million, $10.5 million and $12.9 million in fiscal 2001, 2000 and 1999, respectively. During the third quarter of fiscal 2001, the Company completed the expansion of the Oil City facility, which included the installation of a new mill along with other supporting equipment and plant construction. In 2000, the Company added a new mill and upgraded technology on existing mills at the stainless plant, completed the installation of its ERP system, and continued the expansion of facilities and machinery at its Oil City plant. In 1999 the Company added new mills at its stainless plant, continued the development and installation of the ERP system, and began the expansion of facilities and operations at its Oil City plant.

The Company’s capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced. The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies. With the major expansion project in Oil City now complete, the Company plans to focus on debt reduction and working capital management. The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

The Company's senior debt facilities provide for a term loan of $25 million, a line of credit of $25 million and a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City, Pennsylvania plant. As of July 31, 2001, the Company had $22.5 million outstanding on the term loan, $20.3 million under the revolving line of credit and $3.8 million outstanding on the CAPEX facility. These loans mature on August 31, 2002, and are collateralized by substantially all of the Company’s assets other than the Sand Springs real estate. The Company may have borrowings and outstanding letters of credit ($1,056,000 at July 31, 2001) under the revolving credit facility up to the lesser of $25 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At July 31, 2001, $3.7 million was available for borrowing under this line of credit. The CAPEX loan was fully funded up to the $5 million cap during the second quarter of fiscal 2001. Principal payments on the term loan and CAPEX facility of $208,000 and $80,000, respectively, plus interest, are due each month until maturity.

Due to the August 31, 2002, maturity date of the Company's senior debt facilities, the Company is currently in discussions to refinance or extend the current debt agreement. If the Company is unable to refinance or extend the agreement, a significant portion of its long-term debt will be classified as a current liability in the financial statements contained in its Form 10-Q for its first fiscal quarter ended October 31, 2001, since the maturity date will be within 12 months of the balance sheet date. The debt will not be due on demand or otherwise callable by the lender at that time, and the Company will have until the maturity date to refinance or extend the agreement. Although the Company believes it will be successful in its efforts to refinance or extend the agreement, there can be no assurances the Company will be successful in its efforts.

The Company's debt agreement, as amended on November 13, 2000, contains covenants regarding debt coverage and the ratio of indebtedness to equity. The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum borrowing base availability without considering the $25 million revolving loan cap. As of July 31, 2001, the Company was in compliance with all such covenants.

The Company has arranged financing with various public agencies related to the Oil City facility, of which, $2.96 million is outstanding and no additional amounts remain available for borrowing as of July 31, 2001. The agency loans are collateralized by the underlying real estate and/or equipment and the guarantee of the principal stockholder/officer. The notes mature over a 3 to 10 year period and bear interest at rates ranging from 3 to 5 percent.

P&J has a line of credit agreement for $2,000,000 and a term loan of $500,000 with its primary lender. As of July 31, 2001, the Company had $298,000 outstanding on the term loan. The line of credit matures on November 30, 2001, and the term loan matures in April 2004. Both loans are collateralized by P&J’s assets. At July 31, 2001, $2.0 million was available for borrowing under the line of credit.

In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt. The Company is currently focused on reducing debt and does not have any major expansions planned. Capital spending plans for fiscal year 2002 primarily consist of minor projects and normal maintenance spending, which is expected to total less than $4.5 million for the year.

Outstanding Litigation
On May 27, 1999, a jury awarded the Company $1.1 million on its claims against a vendor of certain cut-off equipment that did not perform to specifications. In a pre-trial order, the court ruled that the Company could not collect lost profits and certain other incidental and consequential damages, and limited the Company's possible recovery to the cost of the equipment and improvements plus interest. The vendor has appealed the jury’s verdict and the Company has appealed the pre-trial order. There can be no assurances as to what the outcome of the appeals will be or that ultimate damages collected by the Company, if any, will be commensurate with losses incurred by the Company. Please see Part I, Item 3: "Legal Proceedings" of this Annual Report on Form 10-K for additional information regarding this matter.

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

Stock Repurchase Plan
In March 1999, the Company's Board of Directors approved a plan to acquire up to $500,000 of its common stock. Of the approved $500,000 repurchase, the Company acquired 95,000 shares of stock for approximately $448,000 during fiscal year 1999. The Company currently does not anticipate any additional repurchases in the near-term.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Webco Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Webco Industries, Inc. and subsidiary at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma

September 19, 2001

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
July 31, 2001 and 2000
(Dollars in thousands, except share amounts and par value)

                                                                                                                                                             2001                                     2000
                                                                        ASSETS

Current assets:
    Cash                                                                                                                                         $       989                             $     1,633
    Accounts receivable, net                                                                                                          19,399                                  17,536
    Inventories                                                                                                                                  33,351                                  35,765
    Prepaid expenses                                                                                                                             295                                       435
    Deferred income tax asset                                                                                                           2,210                                     2,047

        Total current assets                                                                                                               56,244                                   57,416

Property, plant and equipment, net                                                                                             67,090                                   68,067

Notes receivable from related parties                                                                                            1,801                                     1,801

Other assets, net                                                                                                                              3,212                                     2,839

        Total assets                                                                                                                        $ 128,347                              $ 130,123
                                                                                                                                                        ======                                ======

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                                                 $  16,923                                $  17,938
    Accrued liabilities                                                                                                                       5,160                                       5,259
    Current portion of long-term debt                                                                                            3,942                                       4,090

        Total current liabilities                                                                                                         26,025                                     27,287

Long-term debt                                                                                                                             46,010                                     43,979

Deferred income tax liability                                                                                                         9,266                                     10,209

Commitments and contingencies (Note 7)

Stockholders' equity
    Common stock, $.01 par value, 12,000,000 shares
        authorized, 7,073,723 shares issued and outstanding                                                          71                                             71
    Additional paid-in capital                                                                                                      35,732                                      35,732
    Retained earnings                                                                                                                   11,243                                      12,845

        Total stockholders' equity                                                                                                47,046                                      48,648

        Total liabilities and stockholders' equity                                                                   $ 128,347                                 $ 130,123
                                                                                                                                                   ======                                    ======

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended July 31, 2001, 2000 and 1999
(Dollars and shares in thousands, except per share amounts)

                                                                                                                                         2001                2000                  1999 -

Net sales                                                                                                                  $ 151,760         $ 144,941          $ 138,581
Cost of sales                                                                                                              135,854            125,573             117,228

Gross profit                                                                                                                  15,906              19,368               21,353

Selling, general and administrative expenses                                                         13,767              15,622               15,789
Special item: asset write-off                                                                                                -                1,400                         -
Income from operations                                                                                               2,139                2,346                 5,564

Interest expense                                                                                                            4,731                3,992                 2,552

Income (loss) before income taxes                                                                           (2,592)              (1,646)                3,012

Provision (benefit) for income taxes                                                                           (990)                  (621)                1,136

Net income (loss)                                                                                                    $  (1,602)           $  (1,025)          $    1,876
                                                                                                                                    ======             ======            ======

Net income (loss) per share:
Basic                                                                                                                         $      (.23)           $      (.14)          $        .26
                                                                                                                                    ======             ======            ======
Diluted                                                                                                                     $      (.23)           $      (.14)          $        .26
                                                                                                                                    ======             ======            ======

Weighted average shares outstanding:
Basic                                                                                                                             7,074                  7,074                  7,135
                                                                                                                                   ======             ======            ======
Diluted                                                                                                                         7,074                  7,074                  7,139
                                                                                                                                   ======             ======            ======

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended July 31, 2001, 2000 and 1999
(Dollars in thousands)

                                                                                                                                 Additional                                               Total
                                                                                                            Common          Paid-In                Retained          Stockholders’
                                                                                                               Stock            Capital                 Earnings               Equity

Balances, July 31, 1998                                                                       $      72          $ 36,179                 $ 11,994             $ 48,245

Purchases of common stock                                                                      (1)               (447)                             -                   (448)

Net income                                                                                                     -                       -                       1,876                 1,876

Balances, July 31, 1999                                                                              71              35,732                     13,870               49,673

Net loss                                                                                                          -                        -                     (1,025)               (1,025)

Balances, July 31, 2000                                                                              71              35,732                     12,845               48,648

Net loss                                                                                                          -                        -                     (1,602)               (1,602)

Balances, July 31, 2001                                                                      $      71           $ 35,732                  $ 11,243            $ 47,046
                                                                                                              =====             =====                    =====               =====

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended July 31, 2001, 2000 and 1999
(Dollars in thousands)

                                                                                                                         2001                    2000                  1999   -

Cash flows from operating activities:
Net income (loss)                                                                                                  $ (1,602)             $ (1,025)           $   1,876
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
        Depreciation and amortization                                                                         6,188                    5,910                5,158
        (Gain) loss on write-off and disposition
            of property, plant and equipment                                                                 (202)                   1,417                    (10)
        Deferred tax expense (benefit)                                                                        (1,070)                    (787)                1,069
        (Increase) decrease in:
            Accounts receivable                                                                                    (1,863)                (1,335)                 2,211
            Inventories                                                                                                      2,414                  (4,498)               (3,010)
            Prepaid expenses                                                                                             (283)                    (146)                    (84)
        Increase (decrease) in:
            Accounts payable                                                                                           (179)                   4,335                 2,907
            Accrued liabilities                                                                                            (183)                     307                (1,536)
Net cash provided by operating activities                                                              3,220                  4,178                  8,581

Cash flows from investing activities:
        Capital expenditures                                                                                         (6,487)              (10,462)             (12,555)
        Proceeds from sale of property, plant and equipment                                  1,038                      107                       21
        (Increase) decrease in other assets                                                                      12                      (98)                  (340)
Net cash used in investing activities                                                                     (5,437)             (10,453)             (12,874)

Cash flows from financing activities:
        Proceeds from long-term debt                                                                      137,862              125,100               132,960
        Principal payments on long-term debt                                                       (135,979)           (117,672)            (126,495)
        Debt Issue Costs                                                                                                 (140)                        -                          -
        Purchases of common stock                                                                                   -                          -                     (448)
        Increase (decrease) in book overdrafts                                                           (170)                     300                 (1,810)
Net cash provided by financing activities                                                             1,573                   7,728                  4,207

Net increase (decrease) in cash                                                                                (644)                  1,453                      (86)
Cash, beginning of period                                                                                        1,633                      180                     266

Cash, end of period                                                                                              $      989              $   1,633             $      180
                                                                                                                                  ======             ======              ======

Supplemental disclosure of cash flow information:
        Interest paid, net of amount capitalized of $375, $313,
            and $437 in 2001, 2000 and 1999, respectively                                     $   4,816              $   3,834             $   2,664
                                                                                                                                  ======              ======             ======
        Income taxes paid                                                                                        $      150               $      216             $      467
                                                                                                                                  ======             ======              ======

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES INC. AND SUBSIDIARY
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

NATURE OF OPERATIONS - Webco is a specialty manufacturer of high-quality carbon and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: heat exchanger and welded carbon boiler tubing, stainless tube and pipe, and specialty carbon mechanical tubing for use in consumer durable and capital goods. The Company's subsidiary, P&J, represents several manufacturers who produce various non-competing mechanical and specialty tubular products made from copper, brass, aluminum and stainless and carbon steel, among others. This access to other tubing products allows the Company to better serve its customers by offering a full range of tubing products. Through its QuikWater division, the Company manufactures and markets a patented direct contact water heater for commercial and industrial applications. The Company, headquartered in Sand Springs, Oklahoma, has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,100 customers throughout North America.

CONCENTRATIONS - The Company maintains its cash in bank deposit accounts, which at times may exceed the federal insurance limits. As of July 31, 2001 and 2000, the Company had cash in banks totaling $886,000 and $1,558,000, respectively, in excess of federal depository insurance limits, respectively. The Company has not experienced any losses on such accounts in the past.

ACCOUNTS RECEIVABLE - Accounts receivable represent short-term credit granted to the Company's customers for which collateral is generally not required. Accounts receivable at July 31, 2001 and 2000, are net of an allowance for uncollectible amounts of $620,000 and $237,000, respectively. Credit risk on receivables is considered by management to be limited due to the variety of industries served and geographic dispersion of customers.

INVENTORIES - The Company values its inventories at the lower of cost or market. Cost for raw materials, work-in-process, finished goods and maintenance parts and supplies are determined on the weighted average cost method. Inventories at July 31, 2001 and 2000 are net of reserves for obsolescence of $853,000 and $566,000, respectively.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment, including tooling, is stated at historical cost and includes interest capitalized on major construction projects. Gains or losses on sales and retirements of property are reflected in operations. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements - 10 to 40 years, machinery and equipment - 3 to 25 years, computer equipment and software – 3 to 7 years, and furniture and fixtures - 3 to 10 years. Repair and maintenance costs are expensed as incurred.

Depreciation expense for the years ended July 31, 2001, 2000 and 1999, amounted to $6,188,000, $5,697,000 and $4,817,000, respectively. Fully depreciated assets still in use at July 31, 2001 and 2000, amounted to $13,179,000 and $11,719,000, respectively.

BOOK OVERDRAFTS - Included in accounts payable at July 31, 2001 and 2000, are outstanding checks in excess of bank deposits totaling $289,000 and $459,000, respectively.

ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS – The Company evaluates its assets for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"("SFAS 121"). The Company reviews its long-lived assets (including intangibles) for impairment based on estimated future non-discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values (Note 4).

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

In fiscal year 2001, the Company changed its accounting for freight expense to include it as a cost of sales rather than as a reduction of revenue. Net Sales and Cost of Sales for each of the fiscal years 2000 and 1999 have been adjusted in the accompanying statements of operations to conform to the new presentation. The amounts reclassified for 2000 and 1999 were $4,021,000 and $3,837,000, respectively. This reclassification had no effect on gross profit or net income(loss) for either period.

EARNINGS PER SHARE - Earnings per share are calculated based on the number of weighted average common shares outstanding, including the effect of dilutive options when applicable, in accordance with the computation, presentation and disclosure requirements of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128").

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The provisions of SFAS No. 109 require the recording of deferred tax assets and liabilities to reflect the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

2. INVENTORIES

Inventories at July 31, 2001 and 2000, consisted of the following:

	2001	2000
	(Dollars in Thousands)
Raw materials	$ 11,269	$ 17,708
Work-in-process	1,908	2,155
Finished goods	17,558	13,469
Maintenance parts and supplies	2,616	2,433
Total inventories	$ 33,351 =====	$ 35,765 =====

3. PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment at July 31, 2001 and 2000, consisted of the following:

	2001	2000
	(Dollars in Thousands)
Land	$ 1,247	$ 1,436
Buildings and improvements	18,432	19,077
Machinery and equipment	81,496	70,531
Computer equipment and software	9,341	9,259
Furniture and fixtures	1,225	1,208
Construction in progress	416	5,832
	112,157	107,343
Less accumulated depreciation and amortization	45,067	39,276

Net property, plant and equipment	$ 67,090 =====	$ 68,067 =====

4. SPECIAL ITEM: ASSET WRITE-OFF

The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121 during the fourth quarter of fiscal 2000, based upon a review of the Company’s long-lived assets, the Company recorded a non-cash charge of $1.4 million. This included a $986,000 pre-tax charge related to the write-off of the recorded asset values of certain QuikWater fixed assets that were still being used in operations as of July 31, 2000, along with unamortized patent and goodwill costs. Also included was a $414,000 pre-tax charge related to the write-down of certain tubing equipment that the Company anticipates selling. The Company considers continued operating losses and significant and long-term changes in industry conditions to be its primary indicators of potential impairment. The Company’s estimates of fair value were based on appraised values, industry comparisons, or other estimates of fair value such as discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company has continued to depreciate the remaining book value, if any, of these assets.

5. LONG-TERM DEBT

Long-term debt at July 31, 2001 and 2000, consisted of the following:

	2001	2000
	(Dollars In Thousands)
Term loans (A)	$ 26,311	$ 27,889
Revolving loan (A)	20,270	17,673
Revolving loan (B)	-	110
Term loan (C)	298	392
Real estate and equipment term loans (D)	2,961	1,613
Other note payable (E)	-	205
Other	112	187
	49,952	48,069
Less current maturities	3,942	4,090

Long-term debt	$ 46,010 =====	$ 43,979 =====

Based upon the borrowing rates currently available to the Company for borrowings with similar terms and average maturities, the Company believes that the carrying amount of its long-term debt approximates fair value.

  The Company has a $25 million term loan, a $25 million revolving line of credit and a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City, Pennsylvania plant with its primary lender group. The term loans and revolving credit loan bear interest at the prime rate (6.75% at July 31, 2001) plus 1.0%. At the Company’s option, borrowings under any facility can bear interest at LIBOR (3.85% at July 31, 2001) plus 3.75% in the case of the term loan or CAPEX facility borrowings or plus 3.5% in the case of revolving loan advances. Interest rate margin percentages (percentage paid over prime or LIBOR) may drop subject to Company performance and the achievement of certain covenant ratio levels and borrowing base availability. These loans mature on August 31, 2002, and are collateralized by substantially all of the Company’s assets. Principal payments on the term loan and CAPEX facility of $208,000 and $80,000, respectively, plus interest, are due each month until maturity. The Company may have borrowings and outstanding letters of credit ($1,056,000 at July 31, 2001) under the revolving credit facility up to the lesser of $25.0 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. The Company pays a commitment fee of 0.25% per annum on any unused and available line of credit and a fee of 3.0% on the outstanding amount of letters of credit. At July 31, 2001, $3.7 million was available for borrowing under the line of credit. The CAPEX facility was fully funded up to the $5 million cap during the second quarter of fiscal 2001.

  Pursuant to the terms of the loan agreement, the Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio and to not exceed a ratio of indebtedness to net worth. The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum borrowing base availability without considering the $25 million revolving loan cap. In addition, the loan agreement provides for acceleration of the loans, at the option of the lender, if F. William Weber and Dana S. Weber fail to possess the power to direct or cause the direction of management and policies of the Company, or the Weber Family ceases to own at least 35 percent of the outstanding voting stock, or upon the occurrence of a material adverse change in the business. All financial covenants are measured on the basis of the Company without consolidating its wholly owned subsidiary, P&J.

  Due to the August 31, 2002, maturity date of the Company's senior debt facilities, the Company is currently in discussions to refinance or extend the current debt agreement. If the Company is unable to refinance or extend the agreement, a significant portion of its long-term debt will be classified as a current liability in the financial statements contained in its Form 10-Q for its first fiscal quarter ended October 31, 2001, since the maturity date will be within 12 months of the balance sheet date. The debt will not be due on demand or otherwise callable by the lender at that time, and the Company will have until the maturity date to refinance or extend the agreement. Although the Company believes it will be successful in its efforts to refinance or extend the agreement, there can be no assurances the Company will be successful in its efforts.
  P&J has a line-of-credit agreement for $2,000,000. The line of credit matures on November 30, 2001, bears interest at the lessor of prime rate (6.75% at July 31, 2001) or LIBOR (3.85% at July 31, 2001) plus 2%, and is collateralized by P&J's assets and guaranteed by Webco.
  The Company's subsidiary, P&J, has a $500,000 term note with a bank, which matures in April 2004. The note bears interest at 7.5% with monthly installments of $10,000, and is collateralized by P&J’s assets and guaranteed by Webco.
  These loans were entered into with various public agencies payable in monthly installments aggregating approximately $30,000, including interest, at rates ranging from 3 to 5 percent. The notes are collateralized by the underlying real estate and/or equipment, and the guarantee of the principal stockholder/officer. The notes mature over a 3 to 10 year period.
  This note was payable in 36 monthly installments of $30,000 with interest at 9 percent. The loan was retired in March 2001.

At July 31, 2001, the aggregate future maturities of long-term debt are as follows: 2002 - $3,942,000; 2003 - $43,657,000; 2004 - $465,000; 2005 - $306,000; 2006 - $299,000; and thereafter - $1,283,000.

6. INCOME TAXES

The provision for income taxes for fiscal 2001, 2000 and 1999 consists of the following:
	2001	2000	1999
	(Dollars in Thousands)
Current:
Federal	$ -	$ -	$ -
State	80	166	67
Deferred:
Federal	(957)	(705)	956
State	(113)	(82)	113

Total income tax expense (benefit)	$ (990) =====	$ (621) =====	$ 1,136 =====

The actual income tax expense (benefit) for fiscal 2001, 2000 and 1999 differs from income tax based on the federal statutory rate (34%) due to the following:
	2001	2000	1999
	(Dollars in Thousands)
Expected tax expense (benefit)	$ (881)	$ (560)	$ 1,024

State income taxes, net of federal benefit	(104)	(66)	120
Other	(5)	5	(8)
Total income tax expense (benefit)	$ (990) =====	$ (621) =====	$ 1,136 =====

At July 31, 2001 and 2000, deferred tax assets and deferred tax liabilities consisted of the following:

	2001	2000
	(Dollars in Thousands)
Net current deferred tax assets (liabilities):
Accounts receivable	$ 236	$ 102
Inventories	515	375
Accrued liabilities	1,459	1,570
Net current deferred tax asset	$ 2,210 =====	$ 2,047 =====

Net non-current deferred tax assets (liabilities):
Property plant and equipment	$ (13,929)	$ (12,445)
General business credit carry forward	38	38
Alternative minimum tax credit carry forward	452	452
Intangible assets	358	409
Operating loss carry forwards	3,815	1,337
Net non-current deferred tax liability	$ (9,266) ======	$ (10,209) ======

At July 31, 2001, the Company has operating loss carry forwards for regular tax purposes of approximately $9,725,000, which expire in 2012 to 2016.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION - On May 27, 1999, a jury awarded the Company $1.1 million on certain claims against an equipment vendor. Because of a pre-trial ruling by the courts, the jury was unable to award the Company lost profits and certain other incidental and consequential damages. The Company is currently pursuing attorneys’ fees and has appealed the pre-trial order to obtain lost profits. There can be no assurances that the Company will be successful on appeal or that if successful, lost profits awarded in the succeeding trial, if any, will be commensurate with actual lost profits suffered by the Company. The vendor has appealed the jury’s original verdict and there can be no assurances as to what the outcome of that appeal will be. Due to the uncertainty surrounding the case, the financial statements do not include any portion of the jury award or other recoveries.

The Company is also a party to various other lawsuits and claims arising out of the ordinary course of business. Management believes that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

LEASES - The Company leases certain buildings and machinery and equipment under non-cancelable operating leases. Under certain of these leases the Company is required to pay property taxes, insurance, repairs and other costs related to the leased property. At July 31, 2001, future minimum payments under non-cancelable leases accounted for as operating leases are $2,102,000 in 2002; $1,706,000 in 2003; $1,157,000 in 2004; $961,000 in 2005; and $861,000 in 2006. Total rent expense for all operating leases was $2,916,000, $2,268,000 and $2,191,000 in 2001, 2000 and 1999, respectively.

SELF-INSURANCE - The Company maintains a hospitalization and medical coverage program for its employees. Claims under this program are limited to annual losses of $60,000 per participant, and aggregate annual claims of up to $2,000,000 through the use of a stop-loss insurance policy. Additionally, the Company self-insures Oklahoma workers' compensation claims up to $225,000 per occurrence and retains a maximum aggregate liability of $2,000,000 per two-year policy term with respect to all occurrences. The Company has a performance bond in the amount of $550,000 on file with the State of Oklahoma Workers’ Compensation Court, as required by self-insurance regulations. Provisions for claims under both programs are accrued based upon the Company's estimate of the aggregate liability for claims (including claims incurred, but not yet reported). The total reserve for self-insurance for medical and workers’ compensation was $1,445,000 and $1,500,000 at July 31, 2001 and 2000, respectively.

PURCHASE COMMITMENTS - At July 31, 2001 and 2000, the Company was committed on outstanding purchase orders for inventory approximating $12.4 million and $13.3 million, respectively. Additionally, the Company had on its premises at July 31, 2001 and 2000, raw material on consignment from certain vendors valued at approximately $1.0 million and $2.2 million, respectively.

8. EMPLOYEE BENEFIT PLANS

The Company maintains 401-K benefit plans covering all employees meeting certain service requirements. The plans includes a cash or deferred compensation arrangement permitting elective contributions to be made by the participants. Company contributions are made at the discretion of the Board of Directors. Company contributions were $346,000, $327,000 and $419,000 in fiscal 2001, 2000 and 1999, respectively.

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

Activity under the Plan for the last three fiscal years was as follows:

Activity under the Plan was as follows:	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 1998	514,500	6.69
Granted	66,200	6.17
Forfeited	(42,700)	7.23
Balance, July 31, 1999	538,000	6.58
Granted	230,300	4.17
Forfeited	(36,800)	6.03
Balance, July 31, 2000	731,500	5.85
Granted	138,000	1.60
Forfeited	(61,500)	5.88
Balance, July 31, 2001	808,000 ======	5.12

Outstanding options and exercisable options at July 31, 2001 were as follows:

Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding:
$1.44 - $2.75	138,000	9.3 years	$1.60
$3.31 - $5.75	251,000	7.8 years	$4.31
$6.13 - $8.75	419,000	5.4 years	$6.77
Exercisable:
$1.44 - $2.75	7,500	9.4 years	$1.56
$3.31 - $5.75	83,260	7.3 years	$4.55
$6.13 - $8.75	343,060	5.2 years	$6.71

As of July 31, 2000 and 1999, exercisable options were 332,460 and 198,600, respectively, with weighted average exercise prices of $6.48 and $6.53, respectively.

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, because the exercise price of the Company’s stock options is at least equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to July 31, 1995, under the fair value method of that statement.

The fair value of options granted in fiscal years 2001, 2000 and 1999 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:
	2001	2000	1999
Weighted average life	4.1 years	4.0 years	4.0 years
Risk-free interest rate	5.52-6.0%	5.92-6.26%	5.14%
Expected volatility	59%	55%	56%
Expected dividend yield	None	None	None

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of its options. The weighted average estimated fair value of employee stock options, whose exercise price equals the market value on the grant date, granted during 2001, 2000 and 1999 was $.81, $1.92 and $2.88 per share, respectively. The weighted average exercise price and estimated fair value of employee stock options, whose exercise price exceeds the market value on the grant date, granted during 2000 was $4.00 and $1.69, respectively. There were no options granted in 2001 or 1999 with an exercise price exceeding market value on the grant date.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for fiscal years 2001, 2000 and 1999 is as follows:
	2001	2000	1999
Pro forma net income (loss)	$ (1,743,000)	$ (1,253,000)	$ 1,625,000
Pro forma net income (loss) per share, diluted	$ (0.25)	$ (0.18)	$ 0.23

The above SFAS No. 123 pro forma disclosures are not necessarily representative of the effect SFAS No. 123 will have on the pro forma disclosure of future years.

In March 1999, the Company's Board of Directors approved a plan to acquire up to $500,000 of its common stock. Of the approved $500,000 repurchase, the Company acquired 95,000 shares of stock for approximately $448,000 during fiscal year 1999. The Company currently does not anticipate any additional repurchases in the near-term.

10. EARNINGS PER SHARE

Presented below is a reconciliation of the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share, and diluted weighted average shares, which are used in computing diluted earnings per share.

	2001	2000	1999
	(shares in thousands)
Basic EPS:
Weighted average shares outstanding	7,074	7,074	7,135
Effect of dilutive securities: Options	-	-	4
Diluted EPS:
Diluted weighted average shares outstanding	7,074	7,074	7,139
Anti-dilutive options outstanding (1):
Number of options	808	732	480
Weighted average exercise price	$ 5.12 =====	$ 5.85 =====	$ 6.76 =====
  Anti-dilutive options and their average exercise prices were not included in the computation of diluted earnings per share due to a current period net loss or the option exercise prices being greater than the average market price of the common shares.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. In fiscal 2001, the Company changed its measure of segment profit or loss to earnings before interest and income taxes ("EBIT") versus income before income taxes. Segment profit(loss) for fiscal 2000 and 1999 have been restated accordingly. Information about the Company's segments is as follows:
	Tubing Products	QuikWater	Total
	(Dollars in Thousands)
Fiscal year-ended July 31, 2001:
Net sales	$ 148,279	$ 3,481	$ 151,760
Depreciation and amortization	6,140	48	6,188
Segment profit (loss)	2,314	(175)	2,139
Segment assets	118,638	1,217	119,855
Capital expenditures	6,478	9	6,487
Fiscal year-ended July 31, 2000:
Net sales (1)	142,293	2,648	144,941
Depreciation and amortization	5,512	398	5,910
Segment profit (loss)	4,822	(2,476)	2,346
Segment assets	119,970	1,398	121,368
Capital expenditures	10,401	61	10,462
Fiscal year-ended July 31, 1999:
Net sales (1)	135,058	3,523	138,581
Depreciation and amortization	5,008	150	5,158
Segment profit (loss)	7,084	(1,520)	5,564
Segment assets	110,000	3,396	113,396
Capital expenditures	12,495	60	12,555

(1) Net sales figures have been adjusted to reflect the Company's change in accounting for freight expense to include it as a cost of sales rather than as a reduction of revenue. The reclassification had no effect on segment profit (loss).

A reconciliation of the Company's segment information to the consolidated financial statements is as follows:
	2001	2000	1999
	(Dollars in Thousands)
Total segment profit	$ 2,139	$ 2,346	$ 5,564
Costs not allocated to segments:
Interest expense	4,731	3,992	2,552
Total income (loss) before income taxes	$ (2,592) ======	$ (1,646) ======	$ 3,012 ======

Total assets reported for segments	$ 119,855	$ 121,368	$ 113,396
Assets not allocated to segments:
Current assets	3,479	4,115	3,482
Notes receivable and other assets	5,013	4,640	3,603
Total assets:	$ 128,347 ======	$ 130,123 ======	$ 120,481 ======

12. RELATED PARTY TRANSACTIONS

In October 1995, the Company entered into an agreement with an entity owned by the majority stockholders to subcontract certain manufacturing services. Beginning in late 2000, the Company contracted with the same entity to subcontract the production of the QuikWater units. Payments made by the Company under the agreements totaled $603,000 and $506,000 in fiscal 2001 and 2000, respectively. In addition, the Company had a receivable balance of $988,000 and $949,000 at July 31, 2001 and 2000, respectively, for amounts paid on behalf of this entity.

The Company purchases certain specialty packaging and shipping materials from an entity owned by the principal stockholder. Payments made by the Company totaled $28,000 in fiscal 2001 and $163,000 in fiscal 2000. In addition, the Company had a receivable balance of $22,000 and $1,000 at July 31, 2001 and 2000, respectively, for amounts paid on behalf of this entity.

The Company leases its distribution facility in Nederland, Texas from an entity owned by certain Company executives. The amount of the monthly lease payments was determined at the beginning of the lease by an independent evaluation. During 2001, 2000 and 1999, lease expense under the agreement totaled $64,800 in each year.

Advances were made from time to time during fiscal 1998 and prior years (none during 1999-2001) to the principal stockholder with the highest amounts outstanding being $1,200,000 in 2001 and 2000. The balance outstanding at July 31, 2001 and 2000, was $1,200,000. The advance is evidenced by a one-year promissory note from the principal stockholder and is collateralized by Company stock. The note bears interest at the prevailing rate under the Company’s loan agreement with its primary lender and is payable at maturity of the note on August 15, 2002. Accrued interest on the note receivable was $594,000 and $489,000 at July 31, 2001 and 2000, respectively, and is included in other assets in the accompanying balance sheets.

Other advances on various terms were made to certain executives prior to fiscal 2000, with the highest amount outstanding being $601,000 in 2001 and 2000. The balance outstanding at July 31, 2001 and 2000, was $601,000. Certain of the advances are collateralized by shares of the Company's common stock. Accrued interest on the notes receivable from related parties totaled $19,000 and $61,000 at July 31, 2001 and 2000, respectively, and is included in other assets in the accompanying balance sheets.

WEBCO INDUSTRIES, INC.
SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA
(UNAUDITED)
(Dollars in thousands, except per share data)

                                                                                                                                           Quarters Ended
                                                                                                October 31,             January 31,                  April 30,              July 31,              Total
                                                                                                        2000                         2001                         2001                    2001                  Year
2001
Net sales (1)                                                                              $37,995                      $38,703                    $37,065              $37,997              $151,760
Gross profit                                                                                   3,156                          3,770                        4,153                  4,827                  15,906
Income (loss) from operations                                                     (625)                             73                           653                  2,038                    2,139
Net income (loss)                                                                        (1,153)                          (755)                        (300)                    606                  (1,602)
Net income (loss) per
    diluted common share                                                          $    (.16)                     $    (.11)                    $   (.04)               $    .08               $     (.23)
Weighted average shares
    outstanding, diluted                                                                7,074                          7,074                        7,074                  7,138                   7,074

                                                                                                                                           Quarters Ended
                                                                                                October 31,             January 31,                   April 30,              July 31,               Total
                                                                                                       1999                          2000                          2000                    2000                    Year
2000
Net sales (1)                                                                              $34,297                      $35,792                      $37,388                  $37,464              $144,941
Gross profit                                                                                   4,939                          5,259                          4,821                      4,349                  19,368
Income (loss) from operations                                                      861                          1,280                          1,110                       (905) (2)             2,346 (2)
Net income (loss)                                                                              66                             180                               69                    (1,340)                 (1,025)
Net income (loss) per
    diluted common share                                                         $      .01                     $      .03                       $      .01                 $    (.19)               $    (.14)
Weighted average shares
    outstanding, diluted                                                              7,074                           7,074                          7,082                     7,074                    7,074

(1) Quarterly net sales figures have been adjusted to reflect the Company's change in accounting for freight expense to include it as a cost of sales rather than as a reduction of revenue. The reclassification had no effect on gross profit or net income (loss). The reclassification to net sales for the fiscal 2001 quarters ended October 31, January 31, and April 30 was $1,038, $1,261 and $1,184, respectively. The reclassification to net sales for the fiscal 2000 quarters ended October 31, January 31, April 30 and July 31 was $975, $894, $1,099 and $1,053, respectively.

(2) Includes a special item: asset write-off of $1,400,000 of certain QuikWater fixed assets and unamortized patent and goodwill costs along with certain tubing equipment.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1)    Financial Statements of Webco Industries, Inc. which are included in Part II,
            Item 8:

            Reports of Independent Accountants
            Consolidated Balance Sheets as of July 31, 2001 and 2000
            Consolidated Statements of Operations for each of the three years in the period ended July 31, 2001
            Consolidated Statements of Stockholders' Equity for each of the three years in the period ended July 31, 2001
            Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2001
            Notes to Consolidated Financial Statements
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

3 (ii)            By-Laws (incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form S-1, No.33-72994).

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

10.3            Amendment No. 1 and Waiver Agreement to Loan and Security Agreement dated July 15, 1997, between   American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K dated July 31, 1998, File No.0-23242).

10.4            Lease, dated October 22, 1996, between the Company and Baker Performance Chemicals Incorporated (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K dated July 31, 1997, File No.0-23242).

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

10.7            Employment Agreement dated June 30, 1998, between Phillips & Johnston, Inc., the Company and Christopher L. Kowalski (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K dated July 31, 1998, File No.0-23242).

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

10.11          Loan Agreement, dated December 1, 1998, between Pennsylvania Economic Development Financing Authority and Webco Industries, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q dated January 31, 1999, File No. 0-23242).

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

                                                   WEBCO INDUSTRIES, INC.

October 26, 2001              By: /s/ F. William Weber
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

October 26, 2001              By: /s/ F. William Weber
                                                F. William Weber
                                                Chairman, Chief Executive
                                                Officer and Director

October 26, 2001              By: /s/ Dana S. Weber
                                                Dana S. Weber
                                                President, Chief Operating Officer
                                                and Director

October 26, 2001              By: /s/ Michael P. Howard
                                                Michael P. Howard
                                                Chief Financial Officer

October 26, 2001              By: /s/ Christopher L. Kowalski
                                                Christopher L. Kowalski
                                                President-Phillips & Johnston, Inc.
                                                and Director

October 26, 2001              By: /s/ Frederick C. Ermel
                                                Frederick C. Ermel
                                                Director

October 26, 2001              By: /s/ Kenneth E. Case
                                                Kenneth E. Case
                                                Director

October 26, 2001              By: /s/ Bradley S. Vetal
                                                Bradley S. Vetal
                                                Director

WEBCO INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended July 31, 2001
(Dollars in Thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(1) Deductions	Balance at End of Period
Allowance for bad debts:
1999	179	45	-	(7)	217
2000	217	35	-	(15)	237
2001	237	387	-	(4)	620

Reserve for inventory
Obsolescence:
1999	1,180	261	-	(850)	591
2000	591	360	-	(385)	566
2001	566	792	-	(505)	853

  Amounts represent write-offs, net of recoveries or disposals.