Form 10-Q
period 2001-10-31
WEBCO INDUSTRIES INC
filed 2001-12-14
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001
_________________________________________________________________________
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

NOT APPLICABLE                          [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,073,723 shares of Common Stock, $0.01 par value, as of November 30, 2001.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6-8
Report of Review by Independent Accountants	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13

PART II OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 2. Changes in Securities	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	15

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	October 31, 2001	July 31, 2001
ASSETS

Current assets:
Cash	$ 407	$ 989
Accounts receivable, net	18,367	19,399
Inventories	31,648	33,351
Prepaid expenses	565	295
Deferred income tax asset	2,170	2,210

Total current assets	53,157	56,244

Property, plant and equipment, net	65,697	67,090

Notes receivable from related parties	1,801	1,801

Other assets, net	3,220	3,212

Total assets	$ 123,875 =====	$ 128,347 =====

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 13,653	$ 16,923
Accrued liabilities	5,806	5,160
Current portion of long-term debt	3,989	3,942

Total current liabilities	23,448	26,025

Long-term debt	43,478	46,010

Deferred income tax liability	9,494	9,266

Commitments and contingencies (Note 3)

Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares authorized, 7,073,723 shares issued and outstanding	71	71
Additional paid-in capital	35,732	35,732
Retained earnings	11,652	11,243

Total stockholders' equity	47,455	47,046

Total liabilities and stockholders' equity	$ 123,875 =====	$ 128,347 =====

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2001 -	2000 -

Net Sales	$ 40,584	$ 37,995
Cost of Sales	35,587	34,839

Gross Profit	4,997	3,156

Selling, general and administrative expenses	3,396	3,781

Income (loss) from operations	1,601	(625)

Interest expense	924	1,250

Income (loss) before income taxes	677	(1,875)

Provision (benefit) for income taxes	268	(722)

Net income (loss)	$ 409 =====	$ (1,153) =====

Net income (loss) per common share:
Basic	$ .06 =====	$ (.16) =====
Diluted	$ .06 =====	$ (.16) =====

Weighted average common shares outstanding:
Basic	$ 7,074 =====	$ 7,074 =====
Diluted	$ 7,127 =====	$ 7,074 =====

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three Months Ended October 31,

	2001 -	2000 -

Cash flows from operating activities:
Net income (loss)	$ 409	$ (1,153)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,744	1,467
(Gain) loss on disposition of property, plant and equipment	-	(3)
Deferred tax expense (benefit)	268	(766)
(Increase) decrease in:
Accounts receivable	1,024	(998)
Inventories	1,703	(1,137)
Prepaid expenses	(270)	(107)
Increase (decrease) in:
Accounts payable	(3,495)	183
Accrued liabilities	646	710
Net cash provided by (used in) operating activities	2,029	(1,804)

Cash flows from investing activities:
Capital expenditures	(425)	(2,765)
Proceeds from sale of property, plant and equipment	3	6
Advances to stockholders	-	(11)
Other	-	(2)
Net cash used in investing activities	(422)	(2,772)

Cash flows from financing activities:
Proceeds from long-term debt	37,275	36,719
Principal payments on long-term debt	(39,760)	(32,984)
Debt issue costs	(50)	-
Increase (decrease) in book overdrafts	346	(156)
Net cash provided by (used in) financing activities	(2,189)	3,579

Net decrease in cash	(582)	(997)
Cash, beginning of period	989	1,633
Cash, end of period	$ 407 =====	$ 636 =====

See accompanying notes to unaudited consolidated financial statements.

Note 1 – General

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

        The financial statements include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at October 31, 2001, and results of operations and cash flows for the three months ended October 31, 2001 and October 31, 2000. Results for the three months ended October 31, 2001 are not necessarily indicative of results that will be realized for the full fiscal year. The year-end balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 2001.

        In fiscal year 2001, the Company changed its accounting for freight expense to include it as a cost of sale rather than as a reduction of revenue. Net Sales and Cost of Sales for the three months ended October 31, 2000 have each been increased in the amount of $1,038,000 in the accompanying statements of operations to conform to the new presentation. This reclassification had no effect on gross profit or net loss for the period.

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

Note 2 - Inventories

        At October 31, 2001 and July 31, 2001, inventories were as follows (in thousands):

	October 31, 2001	July 31, 2001
Raw materials	$ 11,758	$ 11,269
Work-in-process	1,887	1,908
Finished goods	15,297	17,558
Maintenance parts and supplies	2,706	2,616

Total inventories	$ 31,648 =====	$ 33,351 =====

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

	Three Months Ended
	October 31,
	2001 .	2000 .
Basic EPS:
Weighted average shares outstanding	7,074	7,074
Effect of dilutive securities: Options	53	-
Diluted EPS:
Diluted weighted average shares outstanding	7,127 =====	7,074 =====

Anti-dilutive options outstanding:
Number of options	678 =====	721 =====

Weighted average exercise price	$ 5.80 =====	$ 5.85 =====

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

        The Company measures segment profit or loss as earnings before interest and income taxes ("EBIT"). Information on the Company's segments is as follows (Dollars in thousands):

Tubing
Products	QuikWater	Total
(Dollars in thousands)
Quarter-ended October 31, 2001:

Net Sales
$ 39,834	$ 750	$ 40,584

Segment profit (loss)
1,653	(52)	1,601
Costs not allocated to segments:      Interest expense
		924
Total income (loss) before income taxes
		677 =====

Quarter-ended October 31, 2000:

Net Sales
37,144	851	37,995

Segment profit (loss)
(506)	(119)	(625)
Costs not allocated to segments:      Interest expense
		1,250
Total income (loss) before income taxes
		(1,875) =====

REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors and Shareholders of
Webco Industries, Inc.

        We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiary as of October 31, 2001, and the related consolidated statements of operations for the three-month periods ended October 31, 2001 and 2000 and cash flows for the three-month periods ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

        We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 19, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of July 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
December 13, 2001

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

Results of Operations for the Three Months Ended October 31, 2001 Compared with the Three Months Ended October 31, 2000

        Manufactured Tubing Product sales for the quarter ended October 31, 2001 were $36,450,000, an increase of 10.4 percent from the $33,012,000 for the same quarter last year. The $3,438,000 increase in net sales is primarily the result of a 14.7 percent increase in the tonnage of tubing sold which was partially offset by a 3.7 percent decline in the average net sales price per ton. The decrease in the average net selling price is due to decreased sales of stainless tubing, which carries a higher sales price per ton, and increased sales of pressure tubing, which carries a lower sales price per ton. The tonnage of tubing sold improved due to increased carbon pressure tubing sales and the new mill production in Oil City. However, tonnages were depressed in the prior year quarter due to a one-week suspension in production at the Company’s Sand Springs, Oklahoma, facility in August 2000 for maintenance projects and an annealing furnace outage and the disruptions to the operations at the Oil City, Pennsylvania plant as a result of the expansion at that location. The furnace outage alone resulted in the loss of 25 percent of the normal production and shipments at the Sand Springs plant.

        Gross profit for Manufactured Tubing Products increased to $4,173,000, or 11.4 percent of net sales for the first quarter of fiscal 2002 from $2,187,000 or 6.6 percent of net sales for the same period in fiscal 2001. Margins in fiscal 2002 reflect the increase in shipped tonnage, as explained above, which has been directly impacted by the major expansion project in Oil City being complete. As discussed above, fiscal 2001 margins were negatively impacted by the one-week shut-down at the Sand Springs facility and higher operating expenses at the Oil City facility due to the plant expansion. Margins in the fiscal 2002 first quarter reflect the improved production at the Sand Springs and Oil City plants and slightly lower carbon raw material costs.

        Other Tubing Products sales are made primarily by Webco’s subsidiary, P&J. Sales of these products decreased 18.1 percent to $3,384,000 for the period ended October 31, 2001 from $4,132,000 for the period ended October 31, 2000. Gross profit from Other Tubing Products decreased to $549,000, or 16.2 percent of net sales, for the first quarter of fiscal 2002 from $790,000, or 19.1 percent of net sales, for the same period in fiscal 2001. The decrease in sales and decline in gross profit percentage is a result of an increase in the tonnage of tubing sold at reduced sales prices for most specialty tubing lines. Pricing pressure has increased throughout the mechanical and specialty stainless tubing markets.

        Sales for QuikWater were $750,000 for the first quarter of fiscal 2002, which is 11.9 percent less than the $851,000 in sales for the same period in fiscal 2001. Gross profit for QuikWater was $275,000, or 36.7 percent of net sales, for the first quarter of fiscal 2002 as compared to $179,000, or 21.0 percent of net sales, for the same period of fiscal 2001. The decrease in sales is a result of sales mix while the gross profit percentage increase is a reflection of the outsourcing arrangement for the manufacturing of the units which began in August 2000 along with other cost savings measures.

        Selling, general and administrative expenses were $3,396,000 for the first quarter of fiscal 2002 compared to $3,781,000 for the same quarter of fiscal 2001. The decrease in the current quarter is primarily the result of a $213,000 decrease in information technology expenses and a $200,000 decrease in administrative labor and overhead expenses realized as a result of implementing cost savings measures during the first and second quarters of fiscal 2001.

        Interest expense for the current period was $924,000 ($931,000 prior to interest capitalization) as compared to interest expense of $1,250,000 ($1,370,000 prior to interest capitalization) for the same quarter last year. The decrease in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended October 31, 2001 being $46.3 million as compared to $47.7 million for the same period last year. In addition, the related average interest rate decreased to 7.0 percent in the first quarter of fiscal 2002 from 9.8 percent in the first quarter of fiscal 2001. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. Lower borrowing levels have resulted from improved operating cash flow and the Company's focus on debt reduction and working capital management. LIBOR, much like the prime rate, experienced significant decreases during calendar year 2001, which led to the reduction in the average interest rate.

        The recorded income tax provision for the quarter ended October 31, 2001 is based upon the estimated annual combined effective federal and state income tax rates.

Liquidity and Capital Resources

        Net cash provided by operations was $2,029,000 for the three months ended October 31, 2001 versus net cash used in operations of $1,804,000 for the three month period ended October 31, 2000. Accounts receivable decreased $1,024,000 during the current period and increased $998,000 for the same period last year. Better collections in the first quarter of 2001 accounted for the decline in receivables, while both the current and prior year periods experienced stronger sales when compared to the prior years' quarter. Inventories decreased $1,703,000 for the period ended October 31, 2001 primarily due to declines in finished goods inventories as a result of increased sales. Inventories increased $1,137,000 for the period ended October 31, 2000 due to increases in stainless steel finished goods. Accounts payable decreased $3,495,000 during the current period and increased $183,000 for the same period last year. The current period decline is the result of improved accounts receivable collections and reductions in inventory levels. In addition, accrued liabilities increased by $646,000 for the period ended October 31, 2001, compared to an increase of $710,000 during the same period last year.

        Net cash used in investing activities for the three months ended October 31, 2001 was $422,000, which was $2,350,000 less than the $2,772,000 used in investing activities during the same period in fiscal 2000. Capital expenditures made during the prior period related to the expansion of the Oil City facility, which was completed in Spring 2001.

        The Company’s capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced. The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies. With the major expansion project in Oil City complete, the Company intends to focus on debt reduction and working capital management. Capital spending plans for fiscal 2002 primarily consist of minor projects and normal maintenance spending. The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

        The Company's senior debt facilities provide for a term loan of $25 million, a line of credit of $25 million and a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City, Pennsylvania plant. As of October 31, 2001, the Company had $21.9 million outstanding on the term loan, $19.1 million under the revolving line of credit and $3.2 million outstanding on the CAPEX facility. The maturity date of these debt facilities, as amended, is November 30, 2002. The loans are collateralized by substantially all of the Company’s assets. The Company may have borrowings and outstanding letters of credit ($1,056,000 at October 31, 2001) under the revolving credit facility up to the lesser of $25 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At October 31, 2001, $4.8 million was available for borrowing under this line of credit. The CAPEX loan was fully funded up to the $5 million cap during the second quarter of fiscal 2001. Principal payments on the term loan and CAPEX facility of $208,000 and $80,000, respectively, plus interest, are due each month until maturity.

        The loan agreement for the Company's senior debt facilities matures on November 30, 2002 and the Company is currently in the process of negotiating the long-term extension of its maturity or refinancing in its entirety. If the Company is unable to refinance or extend the agreement prior to the filing of its financial statements contained in its Form 10-Q for its second fiscal quarter ended January 31, 2002, a significant portion of its long-term debt will be classified as a current liability since the maturity date will be within 12 months of the balance sheet date. The debt will not be due on demand or otherwise callable by the lender at that time, and the Company will have until the maturity date to refinance or extend the agreement or pursue other financing sources. The Company believes it will be able to successfully refinance or extend the agreement on a long-term basis, however, there can be no assurances the Company will be successful in its efforts before it must file its second quarter Form 10-Q.

        The Company's debt agreement, as amended, contains covenants regarding debt coverage and the ratio of indebtedness to equity. The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum borrowing base availability without considering the $25 million revolving loan cap. As of October 31, 2001, the Company was in compliance with all such covenants.

        The Company has arranged financing with various public agencies related to the Oil City facility, of which, $2.89 million is outstanding and no additional amounts remain available for borrowing as of October 31, 2001. The agency loans are collateralized by the underlying real estate and/or equipment and the guarantee of the principal stockholder/officer. The notes mature over a 3 to 10 year period and bear interest at rates ranging from 3 to 5 percent.

        P&J has a line of credit agreement for $2,000,000 and a term loan of $500,000 with its primary lender. As of October 31, 2001, the Company had $274,000 outstanding on the term loan. The line of credit matures on November 30, 2002, and the term loan matures in April 2004. Both loans are collateralized by P&J’s assets. At October 31, 2001, $2.0 million was available for borrowing under the line of credit.

Safe Harbor for Forward Looking Statements: Certain statements in this Form 10-Q, including statements preceded by, or predicated upon the words "believes", "expects", "appears" or "plans", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others: general economic and business conditions, competition from imports, changes in manufacturing technology, monetary policy and banking environment, industry capacity, domestic competition, raw material costs and availability, loss of significant customers and customer and vendor work stoppages, and technical and data processing capabilities of customers and vendors. The reader should refer to Part I, Item 1: "Forward Looking Statements" of the Company's Form 10-K for the year ended July 31, 2001 for additional information regarding this matter.

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

December 14, 2001                                          /s/Michael P. Howard
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
                                                                        Vice President of Finance and Administration

EXHIBIT 15.1

WEBCO INDUSTRIES, INC.

LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D.C. 20549

Re: Webco Industries, Inc.
Registration on Form S-8

        We are aware that our report dated December 13, 2001, on our review of the interim financial information of Webco Industries, Inc. for the periods ended October 31, 2001 and 2000, and included in this Form 10-Q is incorporated by reference in the Company's registration statement on Form S-8 (File no. 333-49219).

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
December 13, 2001