Form 10-Q
period 2002-01-31
WEBCO INDUSTRIES INC
filed 2002-03-15
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002
_________________________________________________________________________
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

NOT APPLICABLE                          [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,073,723 shares of Common Stock, $0.01 par value, as of February 28, 2002.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6-8
Report of Review by Independent Accountants	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-17

PART II OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 2. Changes in Securities	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18-19
Item 5. Other Information	19
Item 6. Exhibits and Reports on Form 8-K	19

SIGNATURES	20

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)
	January 31, 2002	July 31, 2001
ASSETS

Current assets:
Cash	$ 1,034	$ 989
Accounts receivable, net	18,731	19,399
Inventories	32,267	33,351
Prepaid expenses	492	295
Deferred income tax asset	2,140	2,210
Total current assets	54,664	56,244

Property, plant and equipment, net	64,717	67,090

Notes receivable from related parties	1,801	1,801

Other assets, net	3,003	3,212

Total assets	$ 124,185 ======	$ 128,347 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 15,483	$ 16,923
Accrued liabilities	4,874	5,160
Current portion of long-term debt - Note 3	42,080	3,942
Total current liabilities	62,437	26,025

Long-term debt	2,681	46,010

Deferred income tax liability	10,279	9,266
Commitments and contingencies - Note 4
Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares authorized, 7,073,723 shares issued and outstanding	71	71
Additional paid-in capital	35,732	35,732
Retained earnings	12,985	11,243
Total stockholders' equity	48,788	47,046
Total liabilities and stockholders' equity	$ 124,185 ======	$ 128,347 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2002 -	2001 -	2002 -	2001 -

Net Sales	$ 39,023	$ 38,703	$ 79,607	$ 76,698
Cost of Sales	34,325	34,933	69,912	69,772
Gross Profit	4,698	3,770	9,695	6,926
Selling, general and administrative expenses	3,356	3,697	6,752	7,478
Litigation award - Note 4	1,580	-	1,580	-
Income (loss) from operations	2,922	73	4,523	(552)
Interest expense	773	1,288	1,697	2,538
Income (loss) before income taxes	2,149	(1,215)	2,826	(3,090)
Provision (benefit) for income taxes	816	(460)	1,084	(1,182)

Net income (loss)	$ 1,333 ======	$ (755) ======	$ 1,742 ======	$ (1,908) ======

Net income (loss) per common share:
Basic	$ .19 ======	$ (.11) ======	$ .25 ======	$ (.27) ======
Diluted	$ .19 ======	$ (.11) ======	$ .24 ======	$ (.27) ======

Weighted average common shares outstanding:
Basic	7,074 ======	7,074 ======	7,074 ======	7,074 ======
Diluted	7,139 ======	7,074 ======	7,133 ======	7,074 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended January 31,

	2002 -	2001 -
Cash flows from operating activities:
Net income (loss)	$ 1,742	$ (1,908)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,535	2,925
(Gain) loss on disposition of Property, plant and equipment	11	13
Deferred tax expense (benefit)	1,084	(1,322)
(Increase) decrease in:
Accounts receivable	657	(1,755)
Inventories	1,084	1,204
Prepaid expenses	(197)	(379)
Increase (decrease) in:
Accounts payable	(1,328)	(1,480)
Accrued liabilities	(286)	(16)
Net cash provided by (used in) operating activities	6,302	(2,718)

Cash flows from investing activities:
Capital expenditures	(1,163)	(4,186)
Proceeds from sale of property, plant and equipment	5	634
Other	205	(413)
Net cash used in investing activities	(953)	(3,965)

Cash flows from financing activities:
Proceeds from long-term debt	70,689	73,062
Principal payments on long-term debt	(75,880)	(67,806)
Debt issue costs	(106)	-
Decrease in book overdrafts	(7)	(27)
Net cash provided by (used in) financing activities	(5,304)	5,229
Net increase (decrease) in cash	45	(1,454)
Cash, beginning of period	989	1,633
Cash, end of period	$ 1,034 ======	$ 179 ======

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

        The financial statements include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at January 31, 2002, and results of operations and cash flows for the three months and six months ended January 31, 2002 and January 31, 2001. Results for the three months and six months ended January 31, 2002 are not necessarily indicative of results that will be realized for the full fiscal year. The year-end balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 2001.

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

Note 2 - Inventories

        At January 31, 2002 and July 31, 2001, inventories were as follows (in thousands):

	January 31, 2002	July 31, 2001
Raw materials	$ 11,949	$ 11,269
Work-in-process	1,730	1,908
Finished goods	15,785	17,558
Maintenance parts and supplies	2,803	2,616
Total inventories	$ 32,267 ======	$ 33,351 ======

Note 3 - Long-Term Debt

        The Company's senior debt facility matures on November 30, 2002, and the Company is currently in discussions with its primary lender to refinance the debt on a long-term basis. Since the maturity is within one year of the consolidated balance sheet date, the total $41 million senior debt obligation has been included in current liabilities. The debt is not due on demand or otherwise callable by the lender at this time, and the Company has until the maturity date to refinance the agreement or pursue other financing sources. The Company believes it will be able to successfully refinance the agreement on a long-term basis prior to the filing of the Form 10-Q for the Company's third fiscal quarter ending April 30, 2002. However, there can be no assurances the Company will be successful in its efforts.

Note 4 - Contingencies

        In August 1997, the Company filed an action against a vendor relating to certain cut-off equipment sold to the Company, which did not perform to specifications. The case sought recoveries for the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company. On May 27, 1999 a jury awarded the Company $1.1 million on its claims. Both the Company and the vendor appealed the verdict. In January 2002, The Tenth Circuit Court of Appeals entered a decision in the case. The Company's award was affirmed and increased to add prejudgement interest, but the Company's petition to re-consider the exclusion of other incidental and consequential damages was denied. Collection of the total judgement of $1.58 million is anticipated in March 2002, and neither party is expected to appeal the decision.

        The Company is a party to various lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

Note 5 - Common Stock and Common Stock Equivalents

        Presented below is a reconciliation of the differences between actual weighted average shares outstanding and diluted weighted average shares (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2002 .	2001 .	2002 .	2001 .
Basic EPS:
Weighted average shares outstanding	7,074	7,074	7,074	7,074
Effect of dilutive securities: Options	65	-	59	-

Diluted EPS:
Diluted weighted average shares outstanding	7,139 =====	7,074 =====	7,133 =====	7,074 =====

Anti-dilutive options outstanding:
Number of options	653 =====	692 =====	653 =====	692 =====
Weighted average exercise price per share	$ 5.85 =====	$ 5.79 =====	$ 5.85 =====	$ 5.79 =====

Note 6 - Segment Information

        The Company applies the provisions of FAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has two reportable segments: Tubing Products and QuikWater, representing the Company's two strategic business units offering different products. The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, processes and customers, those operations have been aggregated for segment reporting purposes. The Tubing Products segment manufactures, as well as distributes, tubular products principally made of carbon and stainless steel. QuikWater markets a patented direct contact, high efficiency water heater.

        The Company measures segment profit or loss as earnings before interest and income taxes ("EBIT"). Information on the Company's segments is as follows (Dollars in thousands):

Tubing Products	QuikWater	Total
Quarter-ended January 31, 2002:

Net Sales
$ 38,204 =====	$ 819 =====	$ 39,023 =====
Segment profit (loss) - (1)
$ 2,938 =====	$ (16) =====	2,922
Costs not allocated to segments: Interest expense
		773
Total income (loss) before income taxes
		$ 2,149 =====
Quarter-ended January 31, 2001:

Net Sales
$ 37,556 =====	$ 1,147 =====	$ 38,703 =====
Segment profit (loss)
$ 32 =====	$ 41 =====	73
Costs not allocated to segments: Interest expense
		1,288
Total income (loss) before income taxes
		$ (1,215) =====
Six months ended January 31, 2002:

Net Sales
$ 78,038 =====	$ 1,569 =====	$ 79,607 =====
Segment profit (loss) - (1)
$ 4,591 =====	$ (68) =====	4,523
Costs not allocated to segments: Interest expense
		1,697
Total income (loss) before income taxes
		$ 2,826 =====
Six months ended January 31, 2001:

Net Sales
$ 74,700 =====	$ 1,998 =====	$ 76,698 =====
Segment profit (loss)
$ (474) =====	$ (78) =====	(552)
Costs not allocated to segments: Interest expense
		2,538
Total income (loss) before income taxes
		$ (3,090) =====

(1)  Segment profit for Tubing Products includes the litigation award of $1.58 million discussed in Note 4.

REPORT OF INDEPENDENT ACCOUNTANTS

 To the Board of Directors and Shareholders of

Webco Industries, Inc.

        We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiary as of January 31, 2002, and the related consolidated statements of operations for the three-month and six-month periods ended January 31, 2002 and 2001 and cash flows for the six-month periods ended January 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

March 6, 2002

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

        Webco Industries, Inc., an Oklahoma corporation, was founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer. Webco is a specialty manufacturer of high-quality carbon and stainless steel tubing products designed to industry and customer specifications. Webco's tubing products primarily consist of: heat exchanger tubing, carbon steel boiler tubing, stainless steel tube and pipe, and specialty carbon steel mechanical tubing for use in consumer durable and capital goods. Management believes that Webco is a domestic market leader in the manufacture of welded carbon steel heat exchanger and boiler tubing, and the leading supplier of stainless steel tubing for certain niche applications. The Company's wholly-owned subsidiary, Phillips & Johnston, Inc. ("P&J"), represents several manufacturers who produce various mechanical and specialty tubular products made from copper, brass, aluminum, stainless and carbon steel, among others. This access to other tubing products allows the Company to better serve its customers by offering a full range of tubing products. Through its QuikWater division, the Company markets a patented direct contact water heater for commercial and industrial applications. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,100 customers throughout North America.

        Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its subsidiary, P&J, on a consolidated basis.

Results of Operations for the Three Months Ended January 31, 2002 Compared with the Three Months Ended January 31, 2001

        Manufactured Tubing Product sales for the quarter ended January 31, 2002 were $35,511,000, an increase of 4.4 percent from the $34,029,000 for the same quarter last year. The $1,482,000 increase in net sales is primarily the result of a 1.2 percent increase in the tonnage of tubing sold along with a 3.2 percent increase in the average net sales price per ton. The slight increase in the average net selling price is due to sales mix with improved volumes of products which carry a higher sales price per ton. The slight increase in the tonnage of tubing sold was due to the new mill production in Oil City. Tonnages were depressed in the prior year quarter due to the disruptions to the operations at the Oil City, Pennsylvania plant as a result of the expansion at that location.

        Gross profit for Manufactured Tubing Products increased to $3,942,000, or 11.1 percent of net sales, for the second quarter of fiscal 2002 from $2,752,000, or 8.1 percent of net sales, for the same period in fiscal 2001. Margins in fiscal 2002 have been positively impacted by Oil City production volumes and lower natural gas costs. Margins in fiscal 2002 have been negatively impacted by continued pricing pressure on most product lines and higher raw material costs. Fiscal 2001 margins were negatively impacted by the higher operating expenses at the Oil City facility due to the plant expansion and high natural gas costs at all facilities.

        Other Tubing Products sales are made primarily by Webco’s subsidiary, P&J. Sales of these products decreased 23.6 percent to $2,693,000 for the period ended January 31, 2002 from $3,527,000 for the period ended January 31, 2001. Gross profit from Other Tubing Products decreased to $445,000, or 16.5 percent of net sales, for the second quarter of fiscal 2002 from $695,000, or 19.7 percent of net sales, for the same period in fiscal 2001. Sales and gross profit percentages have declined as overall market conditions remain extremely competitive and pricing pressure has increased throughout the mechanical and specialty stainless tubing markets.

        Sales for QuikWater were $819,000 for the second quarter of fiscal 2002, which is 28.6 percent less than the $1,147,000 in sales for the same period in fiscal 2001. Gross profit for QuikWater was $311,000, or 38.0 percent of net sales, for the second quarter of fiscal 2002 as compared to $323,000, or 28.2 percent of net sales, for the same period in fiscal 2001. The decrease in sales is a result of sales mix, with a fewer number of larger, higher priced units being sold during the fiscal 2002 period. The gross profit percentage increase is a reflection of lower costs per unit realized through the outsourcing arrangement for the manufacturing of the units.

        Selling, general and administrative expenses were $3,356,000 for the second quarter of fiscal 2002 compared to $3,697,000 for the same quarter of fiscal 2001. The decrease in the current quarter is primarily the result of a $180,000 decrease in information technology expenses and a $150,000 decrease in administrative labor and overhead expenses realized as a result of implementing cost savings measures during the first and second quarters of fiscal 2001.

        Interest expense for the current period was $773,000 ($777,000 prior to interest capitalization) as compared to interest expense of $1,288,000 ($1,472,000 prior to interest capitalization) for the same quarter last year. The decrease in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended January 31, 2002 being $43.4 million as compared to $49.0 million for the same period last year. In addition, the average interest rate decreased to 5.77 percent in the second quarter of fiscal 2002 from 9.73 percent in the second quarter of fiscal 2001. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. Lower borrowing levels have resulted from improved operating cash flow and the Company's focus on debt reduction and working capital management. LIBOR, much like the prime rate, experienced significant decreases during calendar year 2001, which led to the reduction in the average interest rate.

        The recorded income tax provision for the quarter ended January 31, 2002 is based upon the estimated annual combined effective federal and state income tax rates.

Results of Operations for the Six Months Ended January 31, 2002 Compared with the Six Months Ended January 31, 2001

        Manufactured Tubing Product sales for the six months ended January 31, 2002 increased 7.3 percent to $71,961,000 as compared with $67,041,000 for the same period last year. The $4,920,000 increase in net sales is primarily the result of a 7.6 percent increase in the tonnage of tubing sold, which was partially offset by a .3 percent decline in the average net sales price per ton. The overall tonnage of tubing sold was up primarily as a result of the additional production gained from the Oil City expansion. Significant pricing pressure on most of the Company's tubing lines existed throughout both periods.

        Gross profit for Manufactured Tubing Products was $8,115,000, or 11.3 percent of net sales, for the first six months of fiscal 2002 compared to $4,939,000, or 7.4 percent of net sales, for the same period in fiscal 2001. Margins in fiscal 2002 have been positively impacted by the major expansion project in Oil City being complete. In the prior year period a one-week suspension at the Sand Springs facility in August and higher payrolls while training new personnel and higher operating expenses at the Oil City facility due to the on-going plant expansion negatively impacted margins. Margins were further impacted in the 2001 period due to higher natural gas prices at all facilities.

        Other Tubing Products sales decreased 20.7 percent to $6,077,000 for the six-month period ended January 31, 2002 from $7,659,000 for the same period ended January 31, 2001. Gross profit from Other Tubing Products decreased to $994,000, or 16.4 percent of net sales, for the first six months of fiscal 2002 from $1,485,000, or 19.4 percent of net sales, for the same period in fiscal 2001. Sales and gross profit percentages have declined as overall market conditions remain extremely competitive and pricing pressure has increased throughout the mechanical and specialty stainless tubing markets.

        Sales for QuikWater were $1,569,000 for year to date fiscal 2002 compared to $1,998,000 sales for the same period in fiscal 2001. Gross profit for QuikWater was $586,000, or 37.4 percent of net sales, for the first six months of fiscal 2002 as compared with $502,000, or 25.1 percent of net sales, for the same period of fiscal 2001. The decrease in sales is a result of sales mix, with a fewer number of larger, higher priced units being sold during the fiscal 2002 period. The gross profit percentage increase is a reflection of lower costs per unit realized through the outsourcing arrangement for the manufacturing of the units.

        Selling, general and administrative expenses year to date for fiscal 2002 were $6,752,000 compared with $7,478,000 for the same period of fiscal 2001. The decrease in the current period is primarily the result of a $393,000 decrease in information technology expenses and a $350,000 decrease in administrative labor and overhead expenses realized as a result of implementing cost saving measures during the first and second quarters of fiscal 2001.

        Interest expense for the current six-month period was $1,697,000 ($1,708,000 prior to interest capitalization) as compared with interest expense of $2,538,000 ($2,842,000 prior to interest capitalization) for the same period last year. The decrease in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the six months ended January 31, 2002 being $45.9 million as compared with $48.4 million for the same period last year. In addition, the average interest rate decreased to 6.39 percent for the first six months of fiscal 2002 from 9.30 percent for the same period in fiscal 2001. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. Lower borrowing levels have resulted from improved operating cash flow and the Company's focus on debt reduction and working capital management. LIBOR, much like the prime rate, experienced significant decreases during calendar year 2001, which led to the reduction in the average interest rate. Due to the current LIBOR and prime rate levels and the Company's amended bank agreement with its primary lender, the Company expects a lower average interest rate in the third quarter of fiscal 2002 and for the remainder of the current fiscal year when compared to prior year results.

        The recorded income tax expense for the six months ended January 31, 2002 is based upon the estimated combined annual effective federal and state income tax rates.

Liquidity and Capital Resources

        Net cash provided by operations was $6,302,000 for the six months ended January 31, 2002 versus net cash used in operations of $2,718,000 for the six month period ended January 31, 2001. Accounts receivable decreased $657,000 during the current period and increased $1,755,000 for the same period last year. Better collections in the first half of 2002 accounted for the decline in receivables. The increase in the prior year period was due to stronger sales late in the second quarter of fiscal 2001. Inventories decreased $1,084,000 for the six months ended January 31, 2002 primarily due to declines in finished goods inventories as a result of increased sales and management efforts to reduce the amount of stock on hand. Inventories decreased $1,204,000 for the six months ended January 31, 2001, primarily due to management's efforts to reduce inventory. Accounts payable decreased $1,328,000 during the current period and decreased $1,480,000 for the same period last year. The current period decline is the result of reductions in inventory levels. In addition, accrued liabilities decreased by $286,000 for the six months ended January 31, 2002, compared to a slight decrease of $16,000 during the same period last year.

        Net cash used in investing activities for the six months ended January 31, 2002 was $953,000, which was $3,012,000 less than the $3,965,000 used in investing activities during the same period in fiscal 2001. Capital expenditures made during the prior period related to the expansion of the Oil City facility, which was completed in Spring 2001, while current year spending has been limited to minor projects and normal maintenance spending.

        The Company’s capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced. The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies. With the major expansion project in Oil City complete, the Company intends to focus on debt reduction. Capital spending plans for fiscal 2002 primarily consist of minor projects and normal maintenance spending. The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

        The Company's senior debt facilities provide for a term loan of $25 million, a line of credit of $25 million and a capital expenditure ("CAPEX") facility in the amount of $5 million to finance equipment at the Oil City, Pennsylvania plant. As of January 31, 2002, the Company had $21.3 million outstanding on the term loan, $17.0 million under the revolving line of credit and $2.8 million outstanding on the CAPEX facility. The maturity date of the debt facilities is November 30, 2002. The loans are collateralized by substantially all of the Company’s assets. The Company may have borrowings and outstanding letters of credit ($1,025,000 at January 31, 2002) under the revolving credit facility up to the lesser of $25 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At January 31, 2002, $7 million was available for borrowing under this line of credit. The CAPEX loan was fully funded up to the $5 million cap during the second quarter of fiscal 2001. Principal payments on the term loan and CAPEX facility of $208,000 and $80,000, respectively, plus interest, are due each month until maturity.

        The Company's senior debt facility matures on November 30, 2002, and the Company is currently in discussions with its primary lender to refinance the debt on a long-term basis. Since the maturity is within one year of the consolidated balance sheet date, the total $41 million senior debt obligation has been included in current liabilities. The debt is not due on demand or otherwise callable by the lender at this time, and the Company has until the maturity date to refinance the agreement or pursue other financing sources. The Company believes it will be able to successfully refinance the agreement on a long-term basis prior to the filing of the Form 10-Q for the Company's third fiscal quarter ending April 30, 2002. However, there can be no assurances the Company will be successful in its efforts.

        The Company's debt facility contains covenants regarding debt coverage and the ratio of debt to equity. The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum excess borrowing base availability without considering the $25 million revolving loan cap. As of January 31, 2002, the Company was in compliance with all such covenants.

        The Company has arranged financing with various public agencies related to the Oil City facility, of which, $2.80 million is outstanding and no additional amounts remain available for borrowing as of January 31, 2002. The agency loans are collateralized by the underlying real estate and/or equipment and the guarantee of the principal stockholder/officer. The notes mature over a 3 to 10 year period and bear interest at rates ranging from 3 to 5 percent.

        P&J has a line of credit agreement for $2,000,000 and a term loan of $500,000 with its primary lender. As of January 31, 2002, the Company had $249,000 outstanding on the term loan and $600,000 under the line of credit. The line of credit matures on November 30, 2002, and the term loan matures in April 2004. Both loans are collateralized by P&J’s assets. At January 31, 2002, $1.4 million was available for borrowing under the line of credit.

        In addition to the above debt arrangements, the Company leases certain buildings and machinery and equipment under non-cancelable operating leases. Under certain of these leases the Company is required to pay property taxes, insurance, repairs and other costs related to the leased property. Future minimum payments under the non-cancelable operating leases are $1,287,000 for the remaining 6 months of fiscal 2002, $1,841,000 in fiscal 2003, $1,280,000 in fiscal 2004, $1,064,000 in fiscal 2005, $964,000 in fiscal 2006, and $755,000 in fiscal 2007.

        The Company enters into purchase commitments with steel vendors as part of the ordinary course of business. The Company is currently committed on outstanding purchase orders for inventory approximating $23 million. In addition, the Company has on its premises, raw material on consignment from certain vendors valued at approximately $600,000.

Significant Accounting Policies

        The Company's significant accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing purchase arrangements, observance of trends in the industry, information provided by customers and information provided from outside sources, as appropriate.   Significant accounting policies include:

Inventories — The Company values inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. Cost for raw materials, work-in-process, finished goods and maintenance parts and supplies are determined on the weighted average cost method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on inventory agings and forecasts of product demand and pricing. The steel industry is characterized by changing customer demands, government influence on raw material and finished good import prices, and financial instability among domestic steel producers that could result in an increase in the amount of excess or obsolete inventory quantities on hand. The Company's estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

Self-Insurance Reserves — The Company self-insures both a medical coverage program and a Oklahoma workers' compensation program for its employees. The determination of reserves and expenses for these benefits is dependent on claims experience and the selection of certain assumptions used by actuaries in evaluating incurred, but not yet reported, amounts. Reserves for claims under both programs are accrued based upon the Company's estimate of the aggregate liability for claims (including claims incurred, but not yet reported).  Significant changes in actual experience under either program or significant changes in assumptions may materially affect self-insured medical or workers' compensation reserves and future expense.

Accounting for Certain Long-Lived Assets — The Company evaluates its assets for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). The Company reviews its long-lived assets, including intangibles, for impairment based on estimated future non-discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. While the Company believes its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the evaluations.

Deferred Taxes — The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and, if deemed necessary, an appropriate valuation allowance is established based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company were unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets, thus resulting in a substantial increase in the effective tax rate and a material adverse impact on operating results.

New Accounting Pronouncements

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 is effective for fiscal years beginning after June 15, 2002 and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which the liability is incurred. The Company does not believe the future impact from the adoption of FAS 143 on its financial position or results of operations will be material.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 is effective for fiscal years beginning after December 15, 2001. This statement supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30 for the accounting and reporting of discontinued operations, as it relates to long-lived assets. The Company does not believe the future impact from the adoption of FAS 144 on its financial position or results of operations will be material.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        In August 1997, the Company filed an action, Webco Industries, Inc. vs. Thermatool Corporation and Alpha Industries, Inc., relating to certain cut-off equipment sold to the Company, which did not perform to specifications. The case, filed in the United States District Court for the Northern District of Oklahoma (Case No. 97-CV-708H (W)), sought recoveries for the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company. On May 27, 1999 a jury awarded the Company $1.1 million on its claims against Thermatool. Both the Company and the defendants appealed the verdict. The Tenth Circuit Court of Appeals recently entered a decision in the case. The Company's award was affirmed and increased to add prejudgement interest, but the Company's petition to re-consider the exclusion of other incidental and consequential damages was denied. Collection of the total judgement of $1.58 million is anticipated in March 2002, and neither party is expected to appeal the decision.

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

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        On December 5, 2001 the Company held its annual stockholders meeting. During that meeting the following directors were elected to three-year terms:

                                                                                                              For                 Abstain
                                                Dr. Kenneth E. Case                          6,612,336           292,944
                                                Jack D. McCarthy                             6,633,996           271,284

        The following director's terms will continue: F. William Weber, Dana S. Weber, Christopher L. Kowalski, Bradley S. Vetal.

        The appointment of PricewaterhouseCoopers LLP as auditors for 2002 was ratified by the following vote:

                                                                                   For              Against          Withheld
                                                                            6,852,421          46,006             6,853

Item 4. Submission of Matters to a Vote of Security Holders, continued

        The proposal to amend the 1994 Stock Incentive Plan to increase the number of shares available for grant under the plan from 850,000 to 1,050,000 was ratified by the following vote:

                                                                               For                Against           Withheld
                                                                        6,030,200          808,675             66,405

        The proposal to amend the 1994 Stock Incentive Plan to increase the number of automatic option grants to outside directors under the plan to 5,000 upon election to the board and to 5,000, if elected prior to June 30 of any calender year, on each January 1 thereafter was ratified by the following vote:

                                                                               For                Against           Withheld
                                                                        6,498,179          343,876             63,225

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

        March 15, 2002                                        /s/ Michael P. Howard
                                                                        Michael P. Howard
                                                                        Treasurer
                                                                        Chief Accounting Officer
                                                                        Vice President of Finance and Administration