Form 10-Q
period 2002-04-30
WEBCO INDUSTRIES INC
filed 2002-06-14
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002
_________________________________________________________________________
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

NOT APPLICABLE                          [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,081,723 shares of Common Stock, $0.01 par value, as of May 31, 2002.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6-9
Report of Review by Independent Accountants	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

PART II OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 2. Changes in Securities	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20

SIGNATURES	21

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	April 30, 2002	July 31, 2001
ASSETS
Current assets:
Cash	$ 189	$ 989
Accounts receivable, net	19,073	19,399
Inventories	29,320	33,351
Prepaid expenses	462	295
Deferred income tax asset	2,436	2,210
Total current assets	51,480	56,244

Property, plant and equipment, net	64,125	67,090

Notes receivable from related parties	1,751	1,801
Other assets, net	2,989	3,212

Total assets	$ 120,345 ======	$ 128,347 ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 14,866	$ 16,923
Accrued liabilities	6,075	5,160
Current portion of long-term debt - Note 3	3,160	3,942
Total current liabilities	24,101	26,025

Long-term debt	37,272	46,010
Deferred income tax liability	10,386	9,266
Commitments and contingencies - Note 4

Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares authorized, 7,081,723 shares issued and outstanding	71	71
Additional paid-in capital	35,744	35,732
Retained earnings	12,771	11,243
Total stockholders' equity	48,586	47,046

Total liabilities and stockholders' equity	$ 120,345 ======	$ 128,347 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2002 -	2001 -	2002 -	2001 -
Net Sales	$ 40,151	$ 36,129	$ 118,189	$ 110,829
Cost of Sales	34,917	32,270	103,847	100,545
Gross Profit	5,234	3,859	14,342	10,284

Selling, general and administrative expenses	3,633	3,203	9,730	10,102
Litigation award - Note 4	-	-	1,580	-
Income (loss) from operations	1,601	656	6,192	182
Interest expense	694	1,138	2,391	3,676
Income (loss) before income taxes	907	(482)	3,801	(3,494)
Provision (benefit) for income taxes	348	(184)	1,458	(1,336)
Income (loss) from continuing operations	559	(298)	2,343	(2,158)
Loss on discontinued operation, net of tax - Note 5	(773)	(2)	(815)	(50)
Net income (loss)	$ (214) ======	$ (300) ======	$ 1,528 ======	$ (2,208) ======

Net income (loss) per common share - basic:
Continuing operations	$ .08	$ (.04)	$ .33	$ (.31)
Discontinued operation	(.11)	(.00)	(.12)	(.01)
Net income (loss)	$ (.03) ======	$ (.04) ======	$ .22 ======	$ (.31) ======

Net income (loss) per common share - diluted:
Continuing operations	$ .08	$ (.04)	$ .33	$ (.31)
Discontinued operation	(.11)	(.00)	(.12)	(.01)
Net income (loss)	$ (.03) ======	$ (.04) ======	$ .21 ======	$ (.31) ======

Weighted average common shares outstanding:
Basic	7,079 ======	7,074 ======	7,076 ======	7,074 ======
Diluted	7,185 ======	7,074 ======	7,144 ======	7,074 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine Months Ended April 30,

	2002 -	2001 -
Cash flows from operating activities:
Net income (loss)	$ 1,528	$ (2,208)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operation - Note 5	914	-
Depreciation and amortization	5,350	4,500
(Gain) loss on disposition of property, plant and equipment	9	37
Deferred tax expense (benefit)	895	(1,552)
(Increase) decrease in:
Accounts receivable	190	(1,434)
Inventories	3,249	1,238
Prepaid expenses	(182)	(226)
Increase (decrease) in:
Accounts payable	(5,177)	(1,226)
Accrued liabilities	965	144
Net change from discontinued operation - Note 5	(8)	332
Net cash provided by (used in) operating activities	7,733	(395)

Cash flows from investing activities:
Capital expenditures	(2,419)	(5,973)
Proceeds from sale of property, plant and equipment	7	652
Repayment of stockholder advances	50	-
Other	131	(395)
Net change from discontinued operation - Note 5	(11)	(7)
Net cash used in investing activities	(2,242)	(5,723)

Cash flows from financing activities:
Proceeds from long-term debt	107,536	105,682
Principal payments on long-term debt	(117,056)	(101,023)
Proceeds from stock options exercised	12	-
Debt issue costs	(121)	-
Increase (decrease) in book overdrafts	3,338	8
Net cash provided by (used in) financing activities	(6,291)	4,667

Net increase (decrease) in cash	(800)	(1,451)
Cash, beginning of period	989	1,633
Cash, end of period	$ 189 ======	$ 182 ======

See accompanying notes to unaudited consolidated financial statements.

Note 1 – General

        The accompanying unaudited consolidated financial statements include the accounts of Webco Industries, Inc. ("Webco" or together with its subsidiary, the "Company") and its wholly owned subsidiary Phillips & Johnston, Inc. ("P&J"), a Chicago based sales organization and value-added processor of tubular products. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements. In May, 2002, the Company sold substantially all of the assets of its QuikWater Division and the disposal was treated as a discontinued operation. As a result, the following footnotes have been adjusted to conform to the restated financial statements. The reader should refer to Note 5 - Discontinued Operation for additional information regarding this matter.

        The financial statements include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at April 30, 2002, and results of operations and cash flows for the three months and nine months ended April 30, 2002 and April 30, 2001. Results for the three months and nine months ended April 30, 2002 are not necessarily indicative of results that will be realized for the full fiscal year. The year-end balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 2001.

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

Note 2 - Inventories

At April 30, 2002 and July 31, 2001, inventories were as follows:

(In thousands)	April 30, 2002	July 31, 2001
Raw materials	$ 10,661	$ 10,797
Work-in-process	1,613	1,659
Finished goods	14,247	17,507
Maintenance parts and supplies	2,799	2,616
Discontinued segment inventory - Note 5	-	772
Total inventories	$ 29,320 ======	$ 33,351 ======

Note 3 - Long-Term Debt

        On June 14, 2002, the Company's senior debt facilities were refinanced with the Company's primary lender to provide for a term loan of $15.5 million, and a line of credit of $32 million, both maturing on May 1, 2005. The accompanying consolidated balance sheet and related disclosures in Item 2: "Liquidity and Capital Resources" of this Form 10-Q have been adjusted to conform with the new debt arrangement. As of April 30, 2002, the Company had $20.6 million outstanding on the senior debt facility term loan and $16.3 million on the related revolving line of credit, which were subsequently refinanced as noted above.

Note 4 - Contingencies

        In August 1997, the Company filed an action against a vendor relating to certain cut-off equipment sold to the Company, which did not perform to specifications. The case sought recoveries for the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company. On May 27, 1999 a jury awarded the Company $1.1 million on its claims. Both the Company and the vendor appealed the verdict. In January 2002, The Tenth Circuit Court of Appeals entered a decision in the case. The Company's award was affirmed and increased to add prejudgment interest, but the Company's petition to re-consider the exclusion of other incidental and consequential damages was denied. The total judgment of $1.58 million has been collected, and neither party is expected to appeal the decision.

        The Company is party to various lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

Note 5 - Discontinued Operation

        On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company's QuikWater Division and on May 6, 2002, the Company sold substantially all of the assets of this segment. The purchase price for the assets was $100,000 paid in cash at closing and an additional $300,000 that could be realized based on future earnings of the new entity. None of the additional $300,000 was recorded on the sale due to management's assessment of the contingent nature of the amount. The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results of the QuikWater segment have been classified as discontinued, and prior periods have been restated. A loss of $914,000 was recorded on the disposal of the business segment, net of realized proceeds, which includes $80,000 of related disposal costs.

Note 5 - Discontinued Operation, continued

Net sales and loss from the discontinued operation are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2002 -	2001 -	2002 -	2001 -
Net Sales	$ 343 =====	$ 936 =====	$ 1,912 =====	$ 2,934 =====

Pre-tax loss from operations of discontinued segment	(332)	(3)	(400)	(81)
Pre-tax loss on disposal of business segment	(914)	-	(914)	-
Income tax benefit	473	1	499	31

Loss on discontinued operation, net of tax	$ (773) =====	$ (2) =====	$ (815) =====	$ (50) =====

Assets and liabilities of the discontinued operation were as follows:

(In thousands)	April 30, 2002	July 31, 2001
Inventory	$ -	$ 772
Other current assets	159	307
Property, plant and equipment, net	-	98
Current liabilities	(394)	(521)
Net assets (liabilities) of discontinued operation	$ (235) =====	$ 656 =====

Note 6 - Common Stock and Common Stock Equivalents

        Presented below is a reconciliation of the differences between actual weighted average shares outstanding and diluted weighted average shares (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2002 .	2001 .	2002 .	2001 .
Basic EPS:
Weighted average shares outstanding	7,079	7,074	7,076	7,074
Effect of dilutive securities: Options	106	-	68	-
Diluted EPS:
Diluted weighted average shares outstanding	7,185 =====	7,074 =====	7,144 =====	7,074 =====

Anti-dilutive options outstanding:
Number of options	438 =====	814 =====	606 =====	814 =====
Weighted average exercise price per share	$ 6.55 =====	$ 5.12 =====	$ 5.87 =====	$ 5.12 =====

Note 7 - Segment Information

        The Company applies the provisions of FAS 131, "Disclosures about Segments of an Enterprise and Related Information". Prior to the current quarter ended April 30, 2002, the Company had two reportable segments: Tubing Products and QuikWater, representing the Company's two strategic business units offering different products. However, as discussed in Note 5, the QuikWater segment was disposed of on May 6, 2002 leaving one remaining segment. The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, processes and customers, those operations have been aggregated for segment determination purposes. As a result of the QuikWater disposal, the Company's continuing operations only include activities related to the manufacturing and distribution of tubular products principally made of carbon and stainless steel.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Webco Industries, Inc.

        We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiary as of April 30, 2002, and the related consolidated statements of operations for the three-month and nine-month periods ended April 30, 2002 and 2001 and cash flows for the nine-month periods ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

June 14, 2002

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

        In May, 2002, the Company sold substantially all of the assets of its QuikWater Division and the disposal was treated as a discontinued operation. The reader should refer to Part I, Item 1: Note 5 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-Q for additional information regarding this matter.

Results of Operations for the Three Months Ended April 30, 2002 Compared with the Three Months Ended April 30, 2001

        Manufactured Tubing Product sales for the quarter ended April 30, 2002 were $36,836,000, an increase of 11.7 percent from the $32,984,000 for the same quarter last year. The $3,852,000 increase in net sales is primarily the result of new mill production in Oil City and improved sales volumes for stainless and pressure tubing products. Tonnages were depressed in the prior year quarter due to the disruptions to the operations at the Oil City, Pennsylvania plant as a result of the expansion at that location.

        Gross profit for Manufactured Tubing Products increased to $4,667,000, or 12.7 percent of net sales, for the third quarter of fiscal 2002 from $3,280,000 or 9.9 percent of net sales, for the same period in fiscal 2001. Margins in fiscal 2002 have been positively impacted by Oil City production volumes, improved stainless and pressure tubing volumes and lower natural gas costs. Margins in fiscal 2002 have been negatively impacted by continued pricing pressure on most product lines. Fiscal 2001 margins were negatively impacted by the higher operating expenses at the Oil City facility due to the plant expansion and high natural gas costs at all facilities.

        Other Tubing Products sales are made primarily by Webco’s subsidiary, P&J. Sales of these products increased 5.4 percent to $3,315,000 for the period ended April 30, 2002 from $3,145,000 for the period ended April 30, 2001. Gross profit from Other Tubing Products decreased slightly to $567,000, or 17.1 percent of net sales, for the third quarter of fiscal 2002 from $579,000, or 18.4 percent of net sales, for the same period in fiscal 2001. The slight increase in sales is a function of sales mix while gross profit percentages have continued to decline as overall market conditions remain extremely competitive and pricing pressure has increased throughout the mechanical and specialty stainless tubing markets.

        Selling, general and administrative expenses were $3,633,000 for the third quarter of fiscal 2002 compared to $3,203,000 for the same quarter of fiscal 2001. The increase in the current quarter is primarily the result of a $300,000 increase in profit sharing and incentive pay incurred as a result of improved operating performance during fiscal year 2002.

        Interest expense for the current period was $694,000 ($703,000 prior to interest capitalization) as compared to interest expense of $1,138,000 ($1,208,000 prior to interest capitalization) for the same quarter last year. The decrease in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended April 30, 2002 being $39.5 million as compared to $49.2 million for the same period last year. In addition, the average interest rate decreased to 5.53 percent in the third quarter of fiscal 2002 from 8.80 percent in the third quarter of fiscal 2001. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. Lower borrowing levels have resulted from improved operating cash flow and the Company's focus on debt reduction and working capital management. LIBOR, much like the prime rate, experienced significant decreases during calendar year 2001, which led to the reduction in the average interest rate.

        The recorded income tax provision for the quarter ended April 30, 2002 is based upon the estimated annual combined effective federal and state income tax rates.

Results of Operations for the Nine Months Ended April 30, 2002 Compared with the Nine Months Ended April 30, 2001

        Manufactured Tubing Product sales for the nine months ended April 30, 2002 increased 8.8 percent to $108,797,000 as compared with $100,025,000 for the same period last year. The $8,772,000 increase in net sales is primarily the result of the additional production gained from the Oil City expansion and improved pressure tubing volumes. Tonnages were depressed in the prior year period due to the disruptions to the operations at the Oil City, Pennsylvania plant as a result of the expansion at that location.

        Gross profit for Manufactured Tubing Products was $12,781,000, or 11.7 percent of net sales, for the first nine months of fiscal 2002 compared to $8,224,000, or 8.2 percent of net sales, for the same period in fiscal 2001. Margins in fiscal 2002 have been positively impacted by Oil City being fully operational after the major expansion was completed during the third quarter of fiscal 2001, although they continue to be hampered by significant pricing pressure on most of the Company's product lines. In the prior year period, a one-week suspension at the Sand Springs facility in August and higher operating expenses at the Oil City facility due to the on-going plant expansion negatively impacted margins. Margins were further impacted in the 2001 period due to higher natural gas prices at all facilities.

        Other Tubing Products sales decreased 13.1 percent to $9,392,000 for the nine-month period ended April 30, 2002 from $10,804,000 for the same period ended April 30, 2001. Gross profit from Other Tubing Products decreased to $1,561,000, or 16.6 percent of net sales, for the first nine months of fiscal 2002 from $2,060,000, or 19.1 percent of net sales, for the same period in fiscal 2001. Sales and gross profit percentages have declined as overall market conditions remain extremely competitive and pricing pressure has increased throughout the mechanical and specialty stainless tubing markets.

        Selling, general and administrative expenses year to date for fiscal 2002 were $9,730,000 compared with $10,102,000 for the same period of fiscal 2001. The decrease in the current period is primarily the result of a $478,000 decrease in information technology expenses realized as a result of implementing cost saving measures. This decrease was partially offset by a $157,000 decrease in sales commission income seen as a result of decreased sales of Other Tubing Products.

        Interest expense for the current nine-month period was $2,391,000 ($2,411,000 prior to interest capitalization) as compared with interest expense of $3,676,000 ($4,050,000 prior to interest capitalization) for the same period last year. The decrease in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement for the nine months ended April 30, 2002 being $45.1 million as compared with $48.6 million for the same period last year. In addition, the average interest rate decreased to 6.11 percent for the first nine months of fiscal 2002 from 8.96 percent for the same period in fiscal 2001. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. Lower borrowing levels have resulted from improved operating cash flow and the Company's focus on debt reduction and working capital management. LIBOR, much like the prime rate, experienced significant decreases during calendar year 2001, which led to the reduction in the average interest rate. Due to the current LIBOR and prime rate levels and the Company's new bank agreement with its primary lender, the Company expects a lower average interest rate in the fourth quarter of fiscal 2002 and for the remainder of the current fiscal year when compared to prior year results. However, a significant increase in interest rates could have a material impact on the Company's results of operations and cash flows. The reader should refer to Part I, Item 3: "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-Q for additional information regarding this matter.

        The recorded income tax expense for the nine months ended April 30, 2002 is based upon the estimated combined annual effective federal and state income tax rates.

        The steel industry is characterized by changing customer demands, government influence on raw material and finished good import prices, as evidenced by the recent decision regarding tariffs, and financial instability among domestic steel producers. Due to the recent tariffs enacted over the steel trade cases as well as the resulting supply and demand imbalances, the Company's cost of carbon steel coils is increasing significantly. At this time, management believes prices will continue to increase and is undertaking strategies, such as stock buys and sales price increases, to try and manage increasing steel costs. The Company's ability to raise prices to offset increasing steel costs may prove to be difficult, which could result in unrealizable inventory values and a decline in profit margins. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

        On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company's QuikWater Division and on May 6, 2002, the Company sold substantially all of the assets of this segment. The purchase price for the assets was $100,000 paid in cash at closing and an additional $300,000 that could be realized based on future earnings of the new entity. None of the additional $300,000 was recorded on the sale due to management's assessment of the contingent nature of the amount. The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results of the QuikWater segment have been classified as discontinued, and prior periods have been restated. A loss of $914,000 was recorded on the disposal of the business segment, net of realized proceeds, which includes $80,000 of related disposal costs. The reader should refer to Part I, Item 1: Note 5 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-Q for additional information regarding this matter.

Liquidity and Capital Resources

        Net cash provided by operations was $7,733,000 for the nine months ended April 30, 2002 versus net cash used in operations of $395,000 for the nine month period ended April 30, 2001. Accounts receivable decreased $190,000 during the current period and increased $1,434,000 for the same period last year. Better collections in the first half of 2002 accounted for the decline in receivables. The increase in the prior year period was due to stronger sales late in the third quarter of fiscal 2001. Inventories decreased $3,249,000 for the nine months ended April 30, 2002 primarily due to declines in finished goods inventories as a result of increased sales, management efforts to reduce the amount of stock on hand and the disposal of the QuikWater segment. Inventories decreased $1,238,000 for the nine months ended April 30, 2001, primarily due to management's efforts to reduce inventory. Accounts payable decreased $5,177,000 during the current period and decreased $1,226,000 for the same period last year. The current period decline is the result of reductions in inventory levels and improved sales and accounts receivable collections. Accrued liabilities increased by $965,000 for the nine months ended April 30, 2002, compared to a slight decrease of $144,000 during the same period last year.

        Net cash used in investing activities for the nine months ended April 30, 2002 was $2,242,000, which was $3,481,000 less than the $5,723,000 used in investing activities during the same period in fiscal 2001. Capital expenditures made during the prior period related to the expansion of the Oil City facility, which was completed in Spring 2001, while current year spending has been limited to minor projects and normal maintenance spending.

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

        On June 14, 2002, the Company's senior debt facilities were refinanced with the Company's primary lender to provide for a term loan of $15.5 million, and a line of credit of $32 million. The accompanying consolidated balance sheet has been adjusted to conform with the new debt arrangement. As of April 30, 2002, the Company had $20.6 million outstanding on the senior debt facility term loan and $16.3 million on the related revolving line of credit, which were subsequently refinanced as noted above. The maturity date of the debt facilities is May 1, 2005. The loans are collateralized by substantially all of the Company’s assets. The Company may have borrowings and outstanding letters of credit ($1,025,000 at April 30, 2002) under the revolving credit facility up to the lesser of $32 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At April 30, 2002, $5.1 million was available for borrowing on the line of credit under the terms of the new note agreement. Principal payments on the term loan of $184,500, plus interest, are due each month until maturity. Future minimum payments under the senior debt facility are $600,000 for the remaining 3 months of fiscal 2002, $2,214,000 in fiscal 2003, $2,214,000 in fiscal 2004 and $10,887,500 in fiscal 2005. Along with the scheduled principal payments, the Company is required to make additional principal payments based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility, beginning in the fourth quarter ending July 31, 2002.

        Similar to the prior facility, the Company's new debt facility contains covenants regarding debt coverage and the ratio of liabilities to equity. The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum excess borrowing base availability without considering the $32 million revolving loan cap. As of April 30, 2002, the Company was in compliance with all such covenants under the existing facility, and would have been in compliance with all such covenants in the new debt facility had it been in place.

        The Company has arranged financing with various public agencies related to the Oil City facility, of which, $2.7 million is outstanding and no additional amounts remain available for borrowing as of April 30, 2002. The agency loans are collateralized by the underlying real estate and/or equipment and the guarantee of the principal stockholder/officer. The notes mature over a 3 to 10 year period and bear interest at rates ranging from 3 to 5 percent.

        P&J has a line of credit agreement for $2,000,000 and a term loan of $500,000 with its primary lender. As of April 30, 2002, the Company had $223,000 outstanding on the term loan and $500,000 under the line of credit. The line of credit matures on November 30, 2002, and the term loan matures in April 2004. Both loans are collateralized by P&J’s assets. At April 30, 2002, $1.5 million was available for borrowing under the line of credit.

        In addition to the above debt arrangements, the Company leases certain buildings and machinery and equipment under non-cancelable operating leases. Under certain of these leases the Company is required to pay property taxes, insurance, repairs and other costs related to the leased property. Future minimum payments under the non-cancelable operating leases are $566,000 for the remaining 3 months of fiscal 2002, $1,875,000 in fiscal 2003, $1,274,000 in fiscal 2004, $1,073,000 in fiscal 2005, $980,000 in fiscal 2006, and $858,000 in fiscal 2007.

        The Company enters into purchase commitments with steel vendors as part of the ordinary course of business. The Company is currently committed on outstanding purchase orders for inventory approximating $25.8 million. In addition, the Company has on its premises, raw material on consignment from certain vendors valued at approximately $3.3 million.

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

Revenue Recognition — The Company recognizes revenue at the date products are shipped in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Company product is made to customer or industry specifications at an agreed upon price as typically specified in the customer purchase order. Title passes to the customer at the point of shipment along with all the risks and rewards of ownership. Customer orders are not released for shipment unless the customer is in good credit standing with the Company, which is internally evaluated by the Company's credit manager on an on-going basis. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognition would be delayed until such time the transactions become realizable and fully earned.

Inventories — The Company values inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. Cost for raw materials, work-in-process, finished goods and maintenance parts and supplies are determined on the weighted average cost method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. The steel industry is characterized by changing customer demands, government influence on raw material and finished good import prices as evidenced by the recent decision regarding tariffs, and financial instability among domestic steel producers that could result in an increase in the amount of excess or obsolete inventory quantities on hand. The Company's estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

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

Accounting for Certain Long-Lived Assets — The Company evaluates its assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 is effective for fiscal years beginning after December 15, 2001 with early application encouraged. The Company reviews its long-lived assets, including intangibles, for impairment based on estimated future non-discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. While the Company believes its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the evaluations.

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

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 is effective for fiscal years beginning after December 15, 2001 with early application encouraged. This statement supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30 for the accounting and reporting of discontinued operations, as it relates to long-lived assets. The Company had adopted FAS 144 in accounting for the discontinued operation in the period ended April 30, 2002. In addition, the other provisions of FAS 144 regarding impairment did not have a material impact on the financial position and results of operations of the Company.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk — The Company's primary risk relates to changes in interest rates on its long-term debt under its senior debt facility. At April 30, 2002, the senior debt facility represented $36.9 million of the total debt outstanding of $40.4 million. A significant amount of the remaining debt of $3.5 million bears interest at fixed rates between 3 and 5 percent. The Company's senior term and revolving debt bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or the Prime Rate. Accordingly, the Company believes the carrying value of its variable rate, long-term debt approximates fair value. The Company has not entered into derivative contracts or other financial instruments for speculative or trading purposes. Furthermore, the Company has not used financial instruments in the past, such as interest rate swaps or hedges, to minimize the impact of interest rate fluctuations on earnings and cash flow, however, management could use such instruments if warranted based on estimates of future interest rates. Using the average outstanding long-term debt under the senior debt facility for the first nine months of fiscal 2002 of $45.1 million, a one percent change in the floating rates would change annual cash flow and earnings before income taxes by approximately $450,000.

Inventory Risk — The steel industry is characterized by changing customer demands, government influence on raw material and finished good import prices, as evidenced by the recent decision regarding tariffs, and financial instability among domestic steel producers. Due to the recent tariffs enacted over the steel trade cases as well as the resulting supply and demand imbalances, the Company's cost of carbon steel coils is increasing significantly. At this time, management believes prices will continue to increase and is undertaking strategies, such as stock buys and sales price increases, to try and manage increasing steel costs. The Company's ability to raise prices to offset increasing steel costs may prove to be difficult, which could result in unrealizable inventory values and a decline in profit margins. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        In August 1997, the Company filed an action, Webco Industries, Inc. vs. Thermatool Corporation and Alpha Industries, Inc., relating to certain cut-off equipment sold to the Company, which did not perform to specifications. The case, filed in the United States District Court for the Northern District of Oklahoma (Case No. 97-CV-708H (W)), sought recoveries for the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company. On May 27, 1999 a jury awarded the Company $1.1 million on its claims against Thermatool. Both the Company and the defendants appealed the verdict. The Tenth Circuit Court of Appeals recently entered a decision in the case. The Company's award was affirmed and increased to add prejudgment interest, but the Company's petition to re-consider the exclusion of other incidental and consequential damages was denied. The total judgment of $1.58 million has been collected, and neither party is expected to appeal the decision.

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

        June 14, 2002                                           /s/ Michael P. Howard
                                                                        Michael P. Howard
                                                                        Treasurer
                                                                        Chief Accounting Officer
                                                                        Vice President of Finance and Administration