Form 10-K
period 2002-07-31
WEBCO INDUSTRIES INC
filed 2002-10-29
CIK 916314

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2002

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

Common Stock, par value $.01
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of September 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,987,000.

    On September 30, 2002, the number of shares outstanding of the registrant's common stock, $.01 par value, was 7,081,723 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
TABLE OF CONTENTS
Page
PART I
Item 1. Business	3
Item 2. Properties	13
Item 3. Legal Proceedings	14
Item 4. Submission of Matters to a Vote of Security Holders	14

PART II
Item 5. Market for Registrant's Common Stock and Related Stockholder Matters	14
Item 6. Selected Financial Data	15
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	23
Item 8. Financial Statements and Supplementary Data	24
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43

PART III
Item 10. Directors and Executive Officers of the Registrant	43
Item 11. Executive Compensation	43
Item 12. Security Ownership of Certain Beneficial Owners and Management	43
Item 13. Certain Relationships and Related Transactions	43

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	44

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

FORM 10-K

PART I

ITEM 1. BUSINESS

General
        Webco Industries, Inc., an Oklahoma corporation, was founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer. Webco is a manufacturer and distributor of high-quality carbon steel, stainless steel and other high alloy tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of pressure tubing, including heat exchanger and boiler tubing, and specialty tubing for use in consumer durable and capital goods. The Company's long-term strategy involves the pursuit of niche markets within the tubing industry through the deployment of leading-edge manufacturing and information technology. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 950 customers throughout North America.

        In May 2002, the Company sold substantially all of the assets of its QuikWater Division and treated the disposal as a discontinued operation. The reader should refer to Note 5 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K for additional information regarding this matter.

        Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its subsidiary, Phillips & Johnston, Inc. ("P&J"), on a consolidated basis.

Industry Overview
        Tubing producers occupy a niche between the primary steel producers and customers who utilize precision tubing in the manufacture of products primarily for the capital goods and consumer durable goods industries. As contrasted with commodity pipe producers, tube mills manufacture products which are engineered and tailored for more specialized and critical end-use applications.

        The tubing industry was once dominated by the major integrated steel producers. Over time, these integrated producers lost their competitive advantage and have largely withdrawn from this segment. In addition, the industry continues to undergo consolidation, as well as rationalization of less efficient producers. The industry continues to be highly fragmented and is currently comprised of independent producers that occupy relatively focused market niches.

        The tubing industry has been affected by several trends that are expected to continue over the next several years. First, customers’ increasing emphasis on just-in-time inventory methods has required tube producers to increase operating efficiencies to accommodate more frequent, but smaller sized orders, and has caused tube producers to place greater emphasis on technology advances, inventory management and cost control. Second, customers’ desires to cut operating costs through the outsourcing of specific processing functions, such as tube manufacturing, have created the opportunity for third-party tube producers to replace production from captive mills. The slow-down in the U.S. economy, the volume of foreign steel imports coming into U.S. markets, recent trade tariffs, and domestic over-capacity has caused volatility in the price of finished goods and the cost of steel sheet coil, the principal raw material used in the manufacture of tubing products.

TUBING MANUFACTURING PROCESSES

Manufactured Products

Electric Resistance Carbon Steel Weld Process: The Company maintains inventories of carbon steel sheet coils from which it manufactures tubing using electric resistance welding. This steel is in the form of a continuous sheet, typically 48 to 60 inches wide, between .049 and .500 inches thick, and weighing approximately 15 to 20 tons.

        All customer orders for manufactured products are entered into a computerized order entry system, and the appropriate steel coil inventory is then selected and scheduled for processing in accordance with the customer’s delivery date and product specifications. The Company attempts to maximize efficiency by combining orders to optimize size rollings.

        The manufacturing cycle begins with the slitting of wide coils into narrower bands. The outside diameter of the tube to be produced determines the width of the slit band. Steel coils over .180 inches thick used at the Sand Springs facility are slit to pre-designated widths by outside vendors. Steel coils less than .180 inches thick in Sand Springs, and substantially all coils in Oil City, are slit at the facility using Company equipment. Conversion from slit band to carbon and alloy tubes is accomplished by (i) continuously roll forming into the desired tubular diameter; (ii) continuously welding the edges; and (iii) cutting to approximate finished length or multiples thereof. After the tube has been welded, and depending upon product specifications, it may be moved to three further processing stations for annealing (heat treatment through an atmospherically controlled roller hearth furnace), straightening through rotary straighteners, and finishing (i.e., cut-to-length, non-destructive test, stencil, oil coat and package). The Company also utilizes outside vendors for certain value-added processing. The Company has stringent quality control standards in place at each stage of the manufacturing process.

        This process produces welded pressure and specialty tubing and cold draw hollows (the raw material for the cold drawing process, which does not go through the finishing process). Hollows are primarily for specific pressure and specialty tubing cold draw orders, however, smaller amounts are produced for inventory.

Carbon Steel Cold Drawing Process: The Company maintains inventories of welded and seamless tube hollows, which is raw material for the cold drawing process to produce various pressure and specialty tubing products. Most of the welded hollows are manufactured by the Company’s own weld mills, while seamless hollows are all purchased from other manufacturers. The Company currently offers precision, made-to-order cold drawn products from .05 inch to .50 inch in wall thickness for pressure and specialty tubing applications. Cold drawing permits greater flexibility and precision (as compared to the welding process) in meeting customer specifications of tube diameters, wall thickness and other characteristics.

        Cold drawing orders are entered into a computerized order entry system. Raw materials are selected to optimize yields and efficiency and to meet the customer’s specifications and required delivery schedule. After the proper material has been selected for each specific order, it is cut to the desired length. The tube is then (i) pickled and lubricated through a series of tanks, (ii) pointed to taper the tube end, and (iii) cold drawn through a die (cold reduction of outside diameter and inside diameter and elongation of tube). After the cold drawn tube has been manufactured to finished size, it is moved to three additional processing stations for annealing, straightening and finishing. The Company also utilizes outside vendors for certain value-added processing. The cold draw process produces pressure tubing and specialty tubing products.

Welded Stainless Tube Process: The manufacturing cycle for the stainless steel and high alloy weld mill operations begins with customer orders being entered into the computerized order entry system. After receipt of steel coils slit to a pre-designated width by the vendor, slit coils are selected and fed into the stainless weld mills to be formed into a tubular shape and welded by an automated gas or laser welding process. Tubes are then annealed, cooled, straightened, stenciled, non-destructively tested, cut to length and packaged for shipment. For some special customer requirements, the tubing is coiled to lengths up to 40,000 feet. Much of the processing is performed in a continuous operation. The Company also utilizes outside vendors for certain value-added processing. Stainless processing produces pressure and specialty tubing and small diameter stainless pipe. The majority of stainless products are made-to-order.

Tubing Facilities
        The Company has three manufacturing facilities for producing carbon or stainless steel tubing products. The largest facility is located in Sand Springs, Oklahoma, which produces a wide range of carbon steel pressure and specialty tubing products. This facility has been in operation since the Company began in 1969. The Company also has a facility in Oil City, Pennsylvania, which produces carbon steel pressure and specialty tubing products. The third facility in Mannford, Oklahoma, produces stainless steel and high alloy tubing and pipe products.

        The following table sets forth the processing and other techniques performed at Webco's facilities:

Manufacturing				Distribution l
Sand Springs, Okla.		Oil City, Penn.	Mannford, Okla.	Sand Springs, Okla.	Nederland, Tx.	Lyndon, Illinois	Grand Rapids, Mich.	Glen Ellyn, Ill.
Cold Drawing	X	X
Slitting	X	X
Welding	X	X	X
Annealing	X	X	X	X	X
Straightening	X	X	X
Cut-to-Length	X	X	X	X	X	X	X	X
Integral Finning				X
Electronic Non-Destrutive Testing:
Eddy Current	X	X	X
Ultra-Sonic	X	X
Hydro-Static Testing	X		X	X
Stenciling	X	X	X
Bending				X	X		X
Bar Coding	X	X	X	X	X	X	X	X
Computerized Shop Floor Control	X	X	X	X	X
Metallurgical Lab	X	X
Spectrometer	X
Statistical Process Control	X	X	X

INDUSTRY SEGMENTS
        The Company applies the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"(FAS 131). Prior to the quarter ended April 30, 2002, the Company had two reportable segments: Tubing Products and QuikWater, representing the Company's two strategic business units offering different products. However, as discussed in Note 5 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K, the QuikWater segment was disposed of on May 10, 2002 leaving one remaining segment. The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, processes and customers, those operations have been aggregated for segment determination purposes. As a result of the QuikWater disposal, the Company's continuing operations only include activities related to the manufacturing and distribution of tubular products principally made of carbon, stainless and high alloy steels.

PRODUCTS

Pressure and Specialty Tubing Products
        The Company produces tubing for a wide variety of markets and end-use applications. The Company seeks to identify niche markets and customers that have been serviced by high cost and low service competitors. The percentage breakdown of net sales of the Company's main products were as follows for the last three fiscal years:

	2002 -	2001 -	2000 -
Pressure tubing and pipe	38%	35%	30%
Specialty tubing	59	61	66
Freight, scrap and other	3	4	4
Total	100% ===	100% ===	100% ===

        Following is a detailed description of the Company’s tubing products by the major end-use markets:

        Pressure Tubing and Pipe: The Company is a full service manufacturer and distributor of pressure tubing and pipe, which includes tubing utilized in heat exchanger, boiler and piping applications. The Company supplies a variety of pressure tubing and pipe products to the refining, petrochemical, chemical, pulp and paper, pharmaceutical, gas transmission and electric power industries. These industries are serviced by the Company's three manufacturing and two distribution facilities in Oklahoma, Pennsylvania, and Texas. Through its manufacturing facilities and sourcing partners, the Company offers carbon steel, alloy steel, stainless steel, nonferrous, nickel alloy and various other tubular products to these industries. Such products may be welded or seamless and may be cut, bent and/or finned to customer specifications at the distribution warehouses. The Company believes that its manufacturing capabilities for carbon steel, alloy steel and stainless steel, provide a strategic advantage over its distribution competitors. The Company also believes that its distribution capabilities provide a strategic advantage over its manufacturing competitors.

        Over the past two years, the pressure tubing and pipe industry has been impacted by declining demand in the petrochemical, pulp and paper and power generation industries. Foreign imports, including both raw coils and finished tubes and pipe, have slowed due to U.S. import tariffs imposed in the Spring of 2002, which in turn has driven up prices for domestic raw coils and some finished products. Bankruptcies and plant closings have also reduced the overall domestic capacity serving the pressure tubing and pipe markets. The Company believes that its current financial position, production capacity and product offerings will enable it to realize the benefits associated with an improvement in market conditions for pressure tubing and stainless pipe, when and if such improvement occurs. The Company also expects to further grow this line of business by expanding its product offerings to its existing customer base.

        Specialty Tubing: Specialty tubing consists of tubular goods made of carbon and stainless steel, copper, brass, aluminum and surgical steel. Most of the products the Company manufactures from its cold draw processes are for specialty tube applications. Through its manufacturing capabilities and its sourcing partners, the Company provides tubing to a variety of end use applications. These end-uses include, but are not limited to the following: instruments for the petrochemical industry, hydraulic cylinders, automotive components, appliances, down-hole oil & gas applications, heating and ventilation, farm equipment and a wide variety of consumer durable (such as automobiles, lawn and garden equipment, etc.) and capital goods. In many cases, the Company provides just-in-time inventory management for its customers via its manufacturing and distribution capabilities and/or through its distributor customers and partners. The Company is a relatively small producer in the overall specialty tubing market, but continues to pursue niche opportunities for growth.

        In conjunction with the increased stainless capacity and the completed expansion in Oil City, the Company has targeted the specialty tubing market as a growth area over the next several years. This market continues to undergo a major change in which final assembly manufacturers (automotive, appliance, etc.) outsource component parts and emphasize just-in-time inventory management to reduce production costs. Webco believes that this market, which is largely comprised of original equipment manufacturers ("OEMs"), provides an opportunity for the Company to gain market share by utilizing its technological capabilities to offer superior quality, on-time delivery, customer service, and customized products at competitive prices.

Quarterly Effects and Seasonality
        Order rates generally tend to be lower during mid-summer and December as many of the Company’s customers schedule plant shutdowns for plant maintenance. In addition, the Company experiences some seasonality in stainless products during its third fiscal quarter, which may result in reduced net sales and income for that period.

Backlog
        The Company’s firm backlog of orders at July 31, 2002 and 2001 were approximately $31.3 million and $28.2 million, respectively. Orders, including a portion of the orders considered firm, are generally cancelable by the customer until work has commenced and the Company has committed resources; thereafter, orders are generally cancelable by the customer only upon payment of a cancellation penalty, which may include costs for raw materials, tooling, engineering, etc. The Company's backlog is not necessarily indicative of the expected level of future revenues and can be affected by product mix, since the different markets served by the Company have differing lead times and order flow processes. During 2002, the Company changed its method of tracking its backlog and the 2001 figure has been updated accordingly.

Competition
        Tube manufacturing is a highly competitive market, evidenced by several bankruptcies in the last 18 months, in which companies compete on the basis of price, quality, service and ability to deliver orders on a timely basis. Public data concerning the size of the markets in which the Company participates is not readily available since many of the large competitors are privately held or do not provide detailed segment disclosures of their facilities. The Company believes that it is a domestic leader in the manufacture and distribution of pressure tubing and certain stainless steel and high alloy tubing products. The Company believes that its manufacturing capabilities, in both carbon and stainless steel, provide a strategic advantage over its distribution competitors. Although the Company has a small share of the overall specialty tubing market, management believes that it is well positioned to increase its market share over the next several years by continuing to focus on niche applications.

        The Company’s major competitors include Tubes, Inc. and Lone Star Technologies for carbon pressure tubing, Rath/Gibson Tube, Synalloy Corporation and Associated Tube for stainless pressure products, and Copperweld LTV, PTCAlliance, Metalmatic and Lone Star Technologies for specialty tubing. Certain of these competitors are larger and have access to greater financial resources than the Company. Most of these competitors are unionized.

        The Company believes that its non-union status, geographic balance, focused niche strategy, product quality, information technology, customer service and continued emphasis on technological innovations position it to compete effectively within each of its niche markets.

Quality Control
        The supply of quality products and service is critical to the Company’s success. To help foster continuous improvements in quality and service, the Company adheres to a total quality management system based upon ISO 9000 quality system standards. In early 1994, the Company achieved ISO 9002 certification at its Sand Springs, Oklahoma manufacturing facility. ISO 9002 certification at its Oil City, Pennsylvania manufacturing facility was achieved in early 1995. In May 2000, the Company achieved ISO 9002 certification at its Mannford, Oklahoma manufacturing facility. The Company has obtained QS-9000 certification at its Sand Springs, Oil City and Mannford facilities. In support of the total quality management system, the Company has created an environment that emphasizes and utilizes teamwork to support continuous improvement of quality and service.

        Fundamental to the Company’s quality system is the control of the product and process, from raw material procurement to the ultimate delivery of finished goods to the Company’s customers. On a test basis, physical and chemical analyses are performed on raw materials to verify that their mechanical and dimensional properties, cleanliness, and surface characteristics meet Company and industry requirements. The Company has also developed stringent process controls, including Statistical Process Control, non-destructive testing methods, and standardized operating and inspection procedures, to provide assurance of quality, and to ensure that the customer’s requirements are met throughout the manufacturing process.

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

        The Company also purchases finished pressure and specialty tubing made from carbon and stainless steel, copper, brass, aluminum and surgical steel from foreign and domestic sources as economic conditions and customer demand dictate. The Company orders the tubing to specified physical characteristics and chemistry based on industry and customer specifications. Webco believes that it is not dependent on any one of its suppliers for finished goods, however, interruptions in supply could impact customer deliveries and the cost of new purchases.

        Webco understands that the Company's supplier base for materials is critical to its economic health. Constant effort is directed towards developing long-term partners who can provide acceptable quality, competitive prices and dependable delivery, and are, themselves, economically stable.

Marketing and Customer Service
        The Company’s sales and marketing efforts for its products are directed by the Senior Vice President of Tubing Operations, the President of P&J, and Webco's product sales managers. These efforts are supported by its distribution organization, internal and external sales staff and technical services group. The Company also emphasizes the use of its technical and engineering support staff in its product development and marketing efforts. The Company’s technical services, operating, engineering, quality, sales, product planning and purchasing staffs work closely with customers and suppliers to develop products that meet specific customer applications. Variables in the product development process include the steel’s microstructure, chemistry, mechanical properties, surface finish, machinability, and product consistency. The Company believes this process is essential to its sales effort and provides the Company with a competitive advantage.

Customers and Distribution
        The Company manufactures and distributes tubular products for sale to a diverse group of more than 950 customers. No single customer represents in excess of 6.5% of the Company’s net sales. The Company’s ten largest customers represent approximately 29% of net sales. The majority of the Company’s sales are made directly to industrial customers, including manufacturers of heat exchangers, high efficiency home heating furnaces, appliances, automotive components, power generation equipment, waste heat recovery systems, industrial and commercial boilers, and other consumer durable goods.

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

        The Company offers its finished product for shipment directly from its three manufacturing locations. In addition, the Company also inventories finished goods and functions as its own distributor for some of its markets. Such markets and customers are served on a just-in-time basis from the Company’s distribution locations in Oklahoma, Texas, Illinois and Michigan. Finished goods inventories for distribution generally are suitable for sale to many customers and generally are not unique to a specific customer’s needs.

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

Government Regulation
        The Company’s manufacturing and distribution facilities are subject to many federal, state, and local requirements relating to the protection of the environment. The Company continually examines ways to reduce emissions and waste and reduce costs related to environmental compliance. The Company has an in-house environmental team leading the Company’s environmental program. Management’s philosophy is to implement environmental controls that meet or exceed current and foreseeable legal requirements. Management believes the Company is in material compliance with all environmental laws, does not anticipate any material expenditure to meet environmental requirements, and generally believes that its processes and products do not present any unusual environmental concerns.

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

        The Company is subject to the regulatory and reporting requirements of the Sarbanes-Oxley Act of 2002. Management believes it is in material compliance with the new provisions set forth under the Act. Management does anticipate, however, that current and future compliance with such provisions will result in increased audit and legal fees.

Employees
        As of September 30, 2002, the Company employed 767 people. None of the Company’s employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

Key-Man Insurance
        The Company maintains two key-man, whole-life insurance policies on F. William Weber, Chairman of the Board and Chief Executive Officer. Both policies have a $500,000 face value and the Company pays the premiums and is the beneficiary on each. At July 31, 2002, the policies had a cash surrender-value of approximately $820,000. The Company is evaluating the necessity of maintaining these policies for the future.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Annual Report on Form 10-K, including statements preceded by, or predicated upon the words "anticipates", "appears", "believes", "expects", "hopeful", "plans" or "should", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others:

General Economic and Business Conditions
        Many of the Company’s products are sold to industries that experience significant fluctuations in demand based on economic conditions or other matters beyond their control. No assurance can be given that the Company will be able to increase or maintain its level of sales in periods of economic stagnation or downturn, government regulation, war, terrorist attack or other potential disruptions. Furthermore, no assurance can be given that the Company will not incur significant losses on accounts receivable or inventory as a result of a deteriorating economy.

Competition from Imports
        The volume and pricing of imported tubular products significantly impacts the domestic tubular products market. While U.S. trade tariffs have increased the cost of rolled steel coils, many of the types of products that compete with those manufactured by the Company are not being affected by the tariffs imposed in the Spring of 2002. In addition, the strength of the U.S. Dollar, lower labor costs in other countries and volume motives of some foreign importers could create circumstances where product pricing is at levels that are marginally profitable or even unprofitable. The Company believes that import levels and import pricing are affected by, among other things, the strength of the U.S. Dollar, overall worldwide demand for tubular products, global economic conditions, the trade practices of and government subsidies to foreign producers, lower labor costs in other countries and the weakness or absence of governmentally imposed trade restrictions or tariffs in the United States. Given the uncertainty in the U.S. economy and certain economies of Asia, South America and Eastern Europe, competition from foreign imports should be expected to continue.

Changes in Manufacturing Technology
        Over the past 10 years, there have been significant advances in the technology relating to the manufacture of carbon and stainless steel tubing. Such advances have impacted the speed at which tubing can be manufactured, the quality of the tubing, and the types and thickness of materials that can be welded into tubes. Staying current with advances in manufacturing technologies is necessary to be competitive with other domestic producers and foreign imports or to be able to provide goods for customers’ advancing manufacturing needs and processes. Staying current with advances in manufacturing technologies and capabilities requires investment of capital. Manufacturers that do not keep pace with current manufacturing technologies may be unable to compete against more efficiently priced products. Due to the volatility of the domestic steel industry in recent years, there can be no assurances that Company operations, capital availability and economic conditions will continue to allow the Company to maintain current technologies.

Banking Environment
        In the course of managing the National economy, the Federal Reserve affects policy that impacts the cost and availability of money within the United States banking system. These policy decisions, along with the quality of the economy, have a direct impact upon bank credit policies and the cost of funds. Continued tightening of credit availability could negatively impact the Company's ability to refinance its debt upon maturity or to refinance at terms that are not more costly than the current debt structure. Increases in interest rates could materially impact results of operations and cash flows given current debt levels.

Monetary Policy
        The relative strength of the U.S. Dollar to foreign currencies has caused, in many industries, a flight of manufacturing capacity to countries where there exists an economic advantage over U.S. manufacturers. As a result, certain competitors may have an economic advantage over the Company due to the Company's U.S. domicile. Further, the relative strength of the U.S. Dollar has caused many companies that consume tubular products to relocate to other countries or to pursue the economic advantage of using suppliers located in foreign countries.

Raw Material Costs and Availability
        The Company's largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which are influenced by numerous factors beyond the control of the Company, including general economic conditions, foreign imports, domestic competition, labor costs, import duties and tariffs and other trade restrictions. Typically, the Company passes on these changes in cost to customers. However, reductions in the Company's raw material costs may lag behind pressure on the Company's sales prices or increases in raw material costs may precede increases in the Company's sales prices, if increased at all, thus affecting the Company's profit margins. Current import tariffs on steel coils has resulted in increased prices for raw materials as demand for domestic steel coils has increased and many domestic steel coil producers are operating at or near capacity. The Company's ability to procure raw material has a direct impact on operational efficiencies and continuing supply to customers. Given the financial condition of certain domestic suppliers and the supply and demand imbalances created by the import tariffs, there can be no assurances that raw material supplies will not be interrupted. Supplier work stoppages due to labor related issues could also have a significant impact on the available supply of raw materials. Although the Company has long-term relationships with steel coil vendors to hopefully ensure a continued supply of raw material, continuing price increases could have a significant impact on profitability and operating cash flows. Increasing raw material prices during a period of soft demand for tubular products can have a significant negative impact on margins due to an inability to raise sales prices accordingly.

Industry Capacity
        The Company and many of its competitors, in both the stainless and carbon steel tubing markets, expanded production capacity over the past decade to the point of over-capacity in many markets, putting downward pressure on pricing. The influx of foreign goods into the U.S. market further pressured prices and margins and forced some in the industry to exit the business. The Company has added capacity in recent years and continues to look for additional opportunities to do so, but only in connection with strategic opportunities in certain niche markets and the benefits related to current manufacturing technology.

Domestic Competition
        Tube manufacturing is a highly competitive market in which companies compete on the basis of price, quality, service and ability to fill orders on a timely basis. The Company has different competitors within each of its markets served, some of which are larger and have greater financial resources than the Company. Sales of some of the Company’s products represent a high percentage of the market demand for these products, and could be targeted by competitors. Competition from companies operating under bankruptcy protection also poses a threat to pricing as such companies reduce their cost structure and concentrate on short-term cash flow.

Loss of Significant Customers and Customer Work Stoppages
        The Company sells its tubular products to a diverse group of more than 950 customers. No single customer represents in excess of 6.5% of the Company’s 2002 net sales, and the Company’s ten largest customers represent approximately 29% of 2002 net sales. However, the loss of any significant customer, or a work stoppage at a significant customer or in an important end-use sector, such as automotive, could have an adverse effect on the Company’s operating results. In addition, the strength of the U.S. Dollar, lower labor costs in other countries and volume motives of some foreign importers could create circumstances where customers are lost as a result of their inability to remain competitive or relocating to a foreign country.

Customer Claims
        The Company manufactures tubular products to customer specifications. Company products are used in highly technical applications that require stringent controls over quality and the supply chain. From time to time, customers can, and do, make claims against the Company for amounts that exceed the Company's replacement policy. There can be no assurances that such claims will not deviate from historical experience and have a material impact on the results of operations and cash flows of the Company.

Technical and Data Processing Capabilities
        The Company operates all of its facilities on an integrated computer system, which handles all sales, production, accounting and procurement functions. A failure by the Company’s system for an extended period of time, or the Company's failure to find adequate solutions to any technical and data processing issues that may arise, could result in a significant interruption to the Company's operations. The Company expects to increasingly utilize the Internet in its business functions and an interruption in service could result in disruptions to the Company's operations. While employing redundant systems is cost prohibitive, the Company continually evaluates its disaster recovery procedures in an attempt to mitigate such risks and exposures. On an on-going basis, the Company must continue to invest in its information technology capabilities to satisfy increasing customer demands for communication and interfacing requirements. There can be no assurances that the Company will have the capital availability to make all necessary investments.

Insurance costs and availability
        The Company maintains property and casualty and liability insurance policies, along with other policies, deemed appropriate for the Company's business environment. The Company's insurance program is evaluated each year by management and an outside insurance broker. Subsequent to September 11, 2001, the Company incurred substantial increases in its insurance premiums, as did most industries, which has forced management to look at different coverage options, including, but not limited to, higher deductibles, coverage levels and new carriers, to try and mitigate the rising costs. Management believes its current insurance program is appropriate for its business purpose, but there can be no assurances that a significant claim against, or loss by, the Company will not exceed insurance coverage levels, or fall outside coverage limitations, and have a material adverse impact on the Company's operations or financial condition.

ITEM 2. PROPERTIES

        The Company’s principal properties presently consist of three manufacturing plants and five distribution facilities. The following sets forth the location, area, and whether the property is owned or leased for all existing facilities:

Location	Area	Owned or Leased
Sand Springs, Oklahoma Manufacturing Facility	281,000 square feet 26 acres	Owned

Sand Springs, Oklahoma Distribution Facility	50,000 square feet 18 acres	Owned

Mannford, Oklahoma Manufacturing Facility	138,000 square feet 13 acres	Owned

Nederland, Texas Distribution Facility	25,500 square feet	Long-term lease with a purchase Option of the greater of 93% of FMV or $475,000

Beaumont, Texas Storage Facility	23,200 square feet	Short-term lease (1 yr)

Oil City, Pennsylvania Manufacturing Facility	205,000 square feet 8 acres	Owned

Titusville, Pennsylvania Cutting Facility	49,200 square feet	Long-term lease

Sand Springs, Oklahoma Corporate Offices	24,400 square feet	Long-term lease with a Purchase option of $750,000

Tulsa, Oklahoma Finning Facility	28,000 square feet	Long-term lease

Glen Ellyn, Illinois P&J Corporate Offices and Distribution Facility	25,700 square feet	Long-term lease

Lyndon, Illinois Distribution Facility	33,700 square feet	Long-term lease

Grand Rapids, Michigan Distribution Facility	55,000 square feet	Long-term lease

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to Webco security holders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Webco's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "WEB." At the close of business on September 30, 2002, there were 272 holders of record of Webco's common stock. The quarterly prices of Webco's common stock were as follows:

Fiscal Year 2002:	High	Low
Fourth Quarter	5.24	3.75
Third Quarter	5.40	3.10
Second Quarter	3.60	2.30
First Quarter	3.30	1.80

Fiscal Year 2001:
Fourth Quarter	4.35	2.50
Third Quarter	3.50	1.37
Second Quarter	2.69	.63
First Quarter	3.25	2.25

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

ITEM 6. SELECTED FINANCIAL DATA

        The following table presents selected financial information for the Company as of the end of and for each of the five years in the period ended July 31, 2002, which has been derived from the audited Financial Statements of the Company. Prior years' Net Sales, Gross Profit and Income from Operations figures have been restated as a result of the QuikWater divestiture. The reader should refer to Part II, Item 8: Note 5 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K for additional information regarding this matter.

        The selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY Selected Financial Data For the Years Ended July 31, (Dollars in thousands, except per share data)

Income Statement Data:	2002	2001	2000	1999	1998
Net sales	$ 156,294	$ 148,279	$ 142,293	$ 135,058	$ 154,079
Gross profit	18,815	14,932	19,105	20,965	28,733
Income from operations (2)	7,849	2,314	4,822	7,084	13,267

Income (loss) from continuing operations	2,996	(1,494)	536	2,823	7,558
Loss from discontinued operation (1)	(908)	(108)	(1,561)	(947)	(1,351)
Net income (loss) (3)	2,088	(1,602)	(1,025)	1,876	6,207

Diluted earnings (loss) per share (3):
Income (loss) from continuing operations	.42	(0.21)	.08	.40	1.04
Loss from discontinued operation (1)	(.13)	(0.02)	(0.22)	(.13)	(.19)
Net income (loss)	.29	(0.23)	(0.14)	.27	.85

Pro forma net income (4)					5,511
Pro forma diluted income per share (4)					.76

Balance Sheet Data:
Working capital	$ 29,321	$ 30,219	$ 30,129	$ 32,346	$ 30,861
Total assets	123,928	128,347	130,123	120,481	111,758
Long-term debt (net of current portion)	37,325	46,010	43,979	39,746	32,894
Stockholders' equity	49,146	47,046	48,648	49,673	48,245

(1)  The loss from the discontinued operation for all years relates to the operations of QuikWater and the sale of that segment in 2002. See Note 5 to the consolidated financial statements of this Form 10-K.
(2)  Fiscal year 2000 includes a $414,000 ($257,000, or $.03 per diluted share after tax) charge related to the write-off of certain tubing equipment. See Note 4 to the consolidated financial statements of this Form 10-K.
(3)  P&J was an S-Corporation for Federal and State income tax purposes through June 29, 1998, and accordingly did not incur any Federal or State income taxes prior to that date.
(4)  The 1998 period presented has been adjusted on a pro forma basis for assumed Federal and state income taxes for P&J, which had not previously recognized income taxes due to its S-Corporation status. Pro forma income taxes were based upon the statutory (Federal & state) tax rate of 38 percent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the "Selected Financial Data" and the Financial Statements of the Company and notes thereto appearing elsewhere in this Form 10-K.

Overview
        The Company's philosophy is to pursue growth and profitability through the identification of niche markets for tubular products that require a high level of value engineering that can be dominated from an industry or customer standpoint. The Company uses its quality standards, information technology, customer service and manufacturing technology to achieve such market penetration.

        The Company experienced improved income from continuing operations during the year ended July 31, 2002, primarily due to the improved operating performance of the Oil City, Pennsylvania facility after completion of the plant expansion in April 2001, as shown in the following table (dollars in thousands):

	Quarters Ended
	October 31, 2001	January 31, 2002	April 30, 2002	July 31, 2002	Total Year
Net sales	$ 39,834	$ 38,204	$ 40,151	$ 38,105	$ 156,294
Gross profit	4,721	4,387	5,234	4,473	18,815
Income from continuing operations, net of tax	441	1,343	559	653	2,996

        The second quarter of fiscal 2002 was positively impacted by the previously disclosed litigation award of $980,000 after-tax. Please see Part II, Item 8: "Supplementary Data" of this Form 10-K for complete quarterly financial data.

        In May 2002, the Company sold substantially all of the assets of its QuikWater Division and treated the disposal as a discontinued operation. The reader should refer to Note 5 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K for additional information regarding this matter.

Results of Operations
        The following table sets forth certain income statement data for each of the three years in the period ended July 31, 2002 (certain amounts may not calculate due to rounding and prior year figures have been restated as a result of the QuikWater divestiture as discussed above):

	2002		2001		2000
	Dollar Amount	% of Net Sales	Dollar Amount	% of Net Sales	Dollar Amount	% of Net Sales
		(Dollars in Millions)
Net sales	$156.3	100.0%	$148.3	100.0%	$142.3	100.0%
Gross profit	18.8	12.0	14.9	10.0	19.1	13.4
Selling, general and administrative expenses	12.5	8.0	12.6	8.5	13.9	9.8
Income from operations	7.9	5.1	2.3	1.6	4.8	3.4

Fiscal 2002 Compared with Fiscal 2001
        Pressure and Specialty Tubing Product sales increased $8.0 million, or 5.4 percent, to $156.3 million in 2002 from $148.3 million in 2001. The increase in net sales is primarily the result of the additional production gained from the Oil City, Pennsylvania expansion, new market opportunities and improved pressure tubing volumes. Pricing pressure remains strong throughout the specialty stainless tubing markets. Tonnages were depressed in the prior year due to the disruptions to the operations at the Oil City plant as a result of the expansion construction at that location for much of the year.

        Gross profit for Pressure and Specialty Tubing Products increased to $18.8 million, or 12.0 percent of net sales, in 2002 from $14.9 million, or 10.1 percent of net sales, in 2001. The increase is a function of Oil City being fully operational after the major expansion was completed during the third quarter of fiscal 2001. Shipped tonnages improved 5.5% over fiscal 2001 mostly due to new market opportunities, production efficiencies and improved pressure tubing volumes. In fiscal 2001, a one-week suspension at the Sand Springs facility in August and higher operating expenses at the Oil City facility due to the on-going plant construction negatively impacted margins. Margins were further reduced by higher natural gas prices at all facilities during fiscal 2001.

        Selling, general and administrative remained basically unchanged at $12.5 million in fiscal 2002 compared with $12.6 million in fiscal 2001. The Company did realize a reduction of $499,000 in information technology expenses during fiscal 2002 as a result of cost saving measures implemented during fiscal 2001. This decrease was partially offset by a decline in sales commission income of $180,000. The Company also realized a $236,000 gain on the sale of real estate that was included as part of selling, general and administrative expenses in 2001.

        In January 2002, the Company recorded a litigation award from a previously disclosed lawsuit against a equipment vendor. The total judgment of $1.58 million has been collected, and the Company does not anticipate any further action by either party in the case.

        Interest expense for fiscal 2002 decreased to $2,988,000 (net of $35,000 capitalized) from $4,731,000 (net of $375,000 capitalized) in fiscal 2001. The decrease in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement decreasing $6.7 million to $41.8 million for 2002 as compared with $48.5 million for 2001. In addition, the average interest rate decreased to 5.96 percent in 2002 from 8.87 percent in 2001. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. Lower borrowing levels have resulted from improved operating cash flow and the Company's focus on debt reduction and working capital management. LIBOR, much like the prime rate, experienced significant decreases during calendar year 2001, which led to the reduction in the average interest rate. With the current LIBOR and prime rate levels and the Company's new bank agreement with its primary lender, the Company believes its current average interest rate is sustainable, and could improve slightly, at least until the underlying LIBOR and prime rates begin to increase. However, a significant increase in interest rates could have a material impact on the Company's results of operations and cash flows. The reader should refer to Part II, Item 7A: "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-K for additional information regarding this matter.

        The steel industry is characterized by changing customer demands, foreign competition, government influence on raw material and finished good import prices, as evidenced by the recent decision regarding tariffs, and financial instability among domestic steel producers. Due to the tariffs enacted over the steel trade cases as well as the resulting supply and demand imbalances, the Company's cost of carbon steel coils has increased significantly. At this time, management believes prices are peaking and is undertaking strategies, such as reducing inventory order quantities and maintaining competitive sales prices, to try and manage higher cost steel inventories. The Company's ability to raise prices to offset increasing steel costs may prove to be difficult, which could result in unrealizable inventory values and a decline in profit margins. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

        On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company's QuikWater Division and on May 10, 2002, the Company sold substantially all of the assets of that segment. The purchase price for the assets was $100,000 paid in cash at closing and an additional $300,000 that could be realized based on future earnings of the new entity. None of the additional $300,000 was recorded on the sale due to management's assessment of the contingent nature of the amount. The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results of the QuikWater segment have been classified as discontinued, and prior periods have been restated. A loss of $914,000 was recorded on the disposal of the business segment, net of realized proceeds, which includes $80,000 of related disposal costs. The reader should refer to Part II, Item 8: Note 5 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K for additional information regarding this matter.

Fiscal 2001 Compared with Fiscal 2000
        Pressure and Specialty Tubing Product sales increased $6.0 million, or 4.2 percent, to $148.3 million in 2001 from $142.3 million in 2000. The increase in net sales reflects a 5.0 percent increase in the average net sales price per ton realized during 2001. The overall increase in the average net sales price per ton reflects a product mix shift resulting from the growth in sales of the Company’s stainless and pressure tubing products during 2001 combined with a decrease in sales of lower priced carbon specialty tubing products.

        Gross profit for Pressure and Specialty Tubing Products decreased to $14.9 million, or 10.1 percent of net sales, in 2001 from $19.1 million, or 13.4 percent of net sales, in 2000. This decrease is a function of a 9.1 percent increase in the average manufactured cost per ton of tubing sold, driven mostly by increased raw material prices most notably in stainless material, offset by the 5.0 percent increase in the average net selling price per ton, noted above. A one-week suspension at the Sand Springs facility in August and higher payrolls and operating expenses at the Oil City facility due to the plant expansion negatively impacted margins in 2001. Margins were further reduced by increased natural gas prices and continued pricing pressure in the carbon specialty tubing product markets. Pricing pressure remained strong throughout the specialty stainless tubing markets.

        During the fourth quarter of fiscal 2000, the Company recorded a $414,000 pre-tax charge related to the write-down of underutilized tubing equipment that the Company anticipates selling.

        Selling, general and administrative expenses decreased 9.4 percent to $12.6 million in fiscal 2001 from $13.9 million in fiscal 2000. The decrease in 2001 was primarily the result of a decrease of $189,000 in legal fees principally related to labor matters, a $516,000 decrease in information technology expenses incurred as a result of cost cutting efforts and completion of the initial installation of SAP and a $350,000 decrease in administrative labor and overhead expenses realized as a result of certain cost savings measures implemented during the first and second quarters of fiscal 2001. The Company also realized a $236,000 gain on the sale of real estate that is included as part of selling, general and administrative expenses in 2001.

        Interest expense for fiscal 2001 increased to $4.7 million (net of $375,000 capitalized) from $4.0 million (net of $313,000 capitalized) in fiscal 2000. The increase in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement increasing $3.8 million to $48.5 million for 2001 as compared with $44.7 million for 2000. In addition, the related average interest rate increased to 8.9 percent in 2001 from 8.8 percent in 2000. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. Higher borrowing levels resulted from declines in operating cash flow and the expansion in Oil City, Pennsylvania. LIBOR, much like the prime rate, experienced decreases during fiscal 2001, however, due to the amortization of loan costs to interest expense and the Company’s amended bank agreement with its primary lender, the Company did not fully realize the benefit of those decreases.

        The reader should refer to Part II, Item 8: Note 5 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K for additional information regarding the divestiture of the QuikWater segment during 2002.

Liquidity and Capital Resources
        Net cash provided by operations was $12.0 million, $3.2 million and $4.2 million in fiscal 2002, 2001 and 2000, respectively. Inventories increased in 2002, decreased in 2001 and increased in 2000. The increase in inventory in 2002 was the result of overall increases in raw material prices and the Company’s decision to make strategic volume purchases in anticipation of rising prices, as was the case in 2000. Inventories decreased in 2001 primarily due to management's efforts to reduce raw material inventory levels at the manufacturing facilities, which was partially offset by increases in finished goods levels. Accounts payable increased in 2002 and 2000 primarily as a result of the increase in inventory. Over the past three years, the Company has on average turned its steel inventories approximately 4 times per year.

        Net cash used in investing activities was $2.7 million, $5.4 million and $10.5 million in fiscal 2002, 2001 and 2000, respectively. Capital spending in 2002 was limited to upgrading existing equipment with improved technology and mill additions at the Company's stainless plant. During the third quarter of fiscal 2001, the Company completed the expansion of the Oil City facility, which included the installation of a new mill along with other supporting equipment and plant construction. In 2000, the Company added a new mill and upgraded technology on existing mills at the stainless plant, completed the installation of its ERP system, and continued the expansion of facilities and machinery at its Oil City plant.

        The Company’s capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced. The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies. With the major expansion project in Oil City completed in late 2001, the Company continues to focus on debt reduction and working capital management. Capital spending plans for 2003 primarily consist of further additions at the stainless plant and minor projects and normal maintenance spending, which is expected to be in the range of $4.0 to $5.0 million for the year. The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

        On June 14, 2002, the Company's senior debt facilities were refinanced with the Company's primary lender to provide for a term loan of $15.5 million, and a line of credit of $32 million. As of July 31, 2002, the Company had $15.3 million outstanding on the senior debt facility term loan and $22.1 million on the related revolving line of credit. The maturity date of the debt facilities is May 1, 2005 and the loans are collateralized by substantially all of the Company’s assets. The Company may have borrowings and outstanding letters of credit ($1,025,000 at July 31, 2002) under the revolving credit facility up to the lesser of $32 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. At July 31, 2002, $5.9 million ($4.9 million at September 30, 2002) was available for borrowing on the line of credit under the terms of the note agreement. Principal payments on the term loan of $184,500, plus interest, are due each month until maturity. Along with the scheduled principal payments, the Company is required to make additional principal payments based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility, beginning in the fourth quarter ending July 31, 2002. An additional payment of $221,500 was made during the first quarter of 2003 based on the Company's performance in the fourth quarter of 2002.

        The Company's debt facility contains covenants regarding debt coverage and the ratio of liabilities to equity. The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum average borrowing base availability without considering the $32 million revolving loan cap. As of July 31, 2002, the Company was in compliance with all such covenants under the existing facility.

        The Company has arranged financing with various public agencies related to the Oil City facility, of which, $2.55 million is outstanding and no additional amounts remain available for borrowing as of July 31, 2002. The agency loans are collateralized by the underlying real estate and/or equipment. The notes mature over a 3 to 9 year period and bear interest at rates ranging from 3 to 5 percent.

        P&J has a line of credit agreement for $2,000,000 and a term loan of $500,000 with its primary lender. As of July 31, 2002, the Company had $197,000 outstanding on the term loan and $200,000 under the line of credit. The line of credit matures on November 30, 2002, and the term loan matures in April 2004. Both loans are collateralized by P&J’s assets. At July 31, 2002, $1.8 million was available for borrowing under the line of credit.

        In addition to the above debt arrangements, the Company leases certain buildings and machinery and equipment under non-cancelable operating leases. Under certain of these leases the Company is obligated to pay property taxes, insurance, repairs and other costs related to the leased property.

        The Company enters into purchase commitments with steel vendors as part of the ordinary course of business. The Company is currently committed on outstanding purchase orders for inventory approximating $32.1 million. In addition, the Company has on its premises, raw material on consignment from certain vendors valued at approximately $2.8 million.

        The following table sets forth the future minimum payments required under the above debt and lease agreements at July 31, 2002:

	Payments Due by Fiscal Year
Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Senior Long-Term Debt	$ 2,436	$ 2,214	$ 10,666	$ -	$ -	$ -	$ 15,316
Senior Line of Credit	-	-	22,103	-	-	-	22,103
Public Agency Long-Term Debt	333	341	297	299	307	971	2,548
P&J Long-Term Debt	109	88	-	-	-	-	197
P&J Line of Credit	200	-	-	-	-	-	200
Operating Leases	2,156	1,550	1,340	1,066	944	1,989	9,045
Other	57	26	13	-	-	-	96
Total Cash Obligations	$ 5,291 ====	$ 4,219 ====	$ 34,419 =====	$ 1,365 ====	$ 1,251 ====	$ 2,960 ====	$ 49,505 =====

        In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt. The Company is currently focused on reducing debt and working capital management. Capital spending plans for fiscal year 2003 primarily consist of further additions at the stainless plant and minor projects and normal maintenance spending, which is expected to be in the range of $4.0 to $5.0 million for the year. Management believes its current capital structure is adequate for current operations and to allow for planned capital additions and improvements. Interest rate increases or lack of capital availability could limit capital spending or the working capital necessary to take advantage of growth opportunities.

Related Party Transactions
        The reader should refer to Part II, Item 8: Note 13 - Related Party Transactions, in the footnotes to the consolidated financial statements of this Form 10-K for additional information regarding such transactions during 2002 and 2001.

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

Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Company product is made to customer or industry specifications at an agreed upon price as typically specified in the customer purchase order. Title passes to the customer at the point of shipment along with all the risks and rewards of ownership. Customer orders are not released for shipment unless the customer is in good credit standing with the Company, which is internally evaluated by the Company's credit manager on an on-going basis. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognition would be delayed until such time the transactions become realizable and fully earned.

Inventories — The Company values inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. Cost for raw materials, work-in-process, finished goods and maintenance parts and supplies are determined on the weighted average cost method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. The steel industry is characterized by changing customer demands, government influence on raw material and finished good import prices, as evidenced by the recent decision regarding tariffs, and financial instability among domestic steel producers that could result in significant increases or decreases in inventory pricing or increases in excess or obsolete inventory quantities on hand. The Company's estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

Self-Insurance Reserves — The Company self-insures both a medical coverage program and an Oklahoma workers' compensation program for its employees. The determination of reserves and expenses for these benefits is dependent on claims experience and the selection of certain assumptions used by actuaries in evaluating incurred, but not yet reported, amounts. Reserves for claims under both programs are accrued based upon the Company's estimate of the aggregate liability for claims (including claims incurred, but not yet reported). Significant changes in actual experience under either program or significant changes in assumptions may materially affect self-insured medical or workers' compensation reserves and future expense.

Accounting for Certain Long-Lived Assets — The Company evaluates its assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 is effective for fiscal years beginning after December 15, 2001 with early application encouraged. The Company reviews its long-lived assets for impairment based on estimated future non-discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. While the Company believes its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the evaluations.

Deferred Taxes — The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are regularly reviewed for recoverability and, if deemed necessary, an appropriate valuation allowance is established based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company were unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets, thus resulting in a substantial increase in the effective tax rate and a material adverse impact on net income.

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

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 is effective for fiscal years beginning after December 15, 2001 with early application encouraged. This statement supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30 for the accounting and reporting of discontinued operations, as it relates to long-lived assets. The Company adopted FAS 144 in accounting for the discontinued operation in the period ended April 30, 2002. The other provisions of FAS 144 regarding impairment did not have a material impact on the financial position and results of operations of the Company.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). The provisions of this statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The Company will adopt this statement beginning with fiscal year 2003. In the future, the Company will classify the gain or loss as a result of an early extinguishment of debt, as other income or expense, rather than an extraordinary item, as a result of this new standard. Adoption of this standard will have no affect on reported net income (loss).

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. This Statement requires that a liability or a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company does not expect FAS 146 to have a significant impact on the consolidated financial statements.

Outstanding Litigation
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk — The Company's primary risk relates to changes in interest rates on its long-term debt under its senior debt facility. At July 31, 2002, the senior debt facility represented $37.4 million of the total debt outstanding of $40.5 million. A significant amount of the remaining debt of $3.1 million bears interest at fixed rates between 3 and 5 percent. The Company's senior term and revolving debt bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or the Prime Rate. Accordingly, the Company believes the carrying value of its variable rate, long-term debt approximates fair value. The Company has not entered into derivative contracts or other financial instruments for speculative or trading purposes. Furthermore, the Company has not used financial instruments in the past, such as interest rate swaps or hedges, to minimize the impact of interest rate fluctuations on earnings and cash flow, however, management could use such instruments if warranted based on estimates of future interest rates. Using the average outstanding long-term debt under the senior debt facility for fiscal 2002 of $41.8 million, a one percent change in the floating rates would change annual cash flow and earnings before income taxes by approximately $418,000.

Inventory Risk — The steel industry is characterized by changing customer demands, foreign competition, government influence on raw material and finished good import prices, as evidenced by the recent decision regarding tariffs, and financial instability among domestic steel producers. Due to the tariffs enacted over the steel trade cases as well as the resulting supply and demand imbalances, the Company's cost of carbon steel coils has increased significantly. At this time, management believes prices are peaking and is undertaking strategies, such as reducing inventory order quantities and maintaining competitive sales prices, to try and manage higher cost steel inventories. The Company's ability to raise prices to offset increasing steel costs may prove to be difficult, which could result in unrealizable inventory values and a decline in profit margins. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

Natural Gas Risk — The Company uses natural gas in significant quantities as part of its manufacturing processes. From time to time, the Company experiences significant increases and decreases in the price of natural gas. The Company's ability to raise prices to offset increasing gas costs may prove to be difficult, which could result in declines in profit margins. The Company is not currently a party to any derivative contracts or other financial instruments involving natural gas. Management could use such instruments if warranted based on estimates of future prices. The average amount of natural gas used per month in fiscal 2002 ranged from 30,000 to 35,000 mcf per month. Based on expected usage, a one dollar per mcf change in the price of natural gas could change annual cash flow and earnings before income taxes up to $420,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Webco Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Webco Industries, Inc. and subsidiary at July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
September 25, 2002

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
July 31, 2002 and 2001
(Dollars in thousands, except share amounts and par value)
	2002	2001
ASSETS
Current assets:
Cash	$ 212	$ 989
Accounts receivable, net	18,564	19,399
Inventories	34,307	33,351
Prepaid expenses	281	295
Deferred income tax asset	2,553	2,210
Total current assets	55,917	56,244
Property, plant and equipment, net	62,974	67,090
Notes receivable from related parties	2,508	2,424
Other assets, net	2,529	2,589
Total assets	$ 123,928 =====	$ 128,347 =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 17,673	$ 16,923
Accrued liabilities	5,788	5,160
Current portion of long-term debt	3,135	3,942
Total current liabilities	26,596	26,025
Long-term debt	37,325	46,010
Deferred income tax liability	10,861	9,266
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares authorized, 7,081,723 and 7,073,723 shares issued and outstanding, respectively	71	71

Additional paid-in capital	35,744	35,732
Retained earnings	13,331	11,243
Total stockholders' equity	49,146	47,046
Total liabilities and stockholders' equity	$ 123,928 =====	$ 128,347 =====

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended July 31, 2002, 2001 and 2000
(Dollars and shares in thousands, except per share amounts)
	2002	2001	2000
Net Sales	$ 156,294	$ 148,279	$ 142,293
Cost of Sales	137,479	133,347	123,188
Gross Profit	18,815	14,932	19,105
Selling, general and administrative expenses	12,546	12,618	13,869
Litigation award	1,580	-	-
Special item: asset write-off	-	-	414
Income from operations	7,849	2,314	4,822
Interest expense	2,988	4,731	3,992
Income (loss) before income taxes	4,861	(2,417)	830
Provision (benefit) for income taxes	1,865	(923)	294
Income (loss) from continuing operations	2,996	(1,494)	536
Loss on discontinued operation, net of tax	(908)	(108)	(1,561)
Net income (loss)	$ 2,088 =====	$ (1,602) =====	$ (1,025) =====

Net income (loss) per common share - basic:
Continuing operations	$ .42	$ (.21)	$ .08
Discontinued operation	(.13)	(.02)	(.22)
Net income (loss)	$ .29 =====	$ (.23) =====	$ (.14) =====

Net income (loss) per common share - diluted:
Continuing operations	$ .42	$ (.21)	$ .08
Discontinued operation	(.13)	(.02)	(.22)
Net income (loss)	$ .29 =====	$ (.23) =====	$ (.14) =====

Weighted average common shares outstanding:
Basic	7,077 =====	7,074 =====	7,074 =====
Diluted	7,151 =====	7,074 =====	7,074 =====

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For the Years Ended July 31, 2002, 2001 and 2000 (Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balances, July 31, 1999	$ 71	$ 35,732	$ 13,870	$ 49,673
Net loss	-	-	(1,025)	(1,025)
Balances, July 31, 2000	71	35,732	12,845	48,648
Net loss	-	-	(1,602)	(1,602)
Balances, July 31, 2001	71	35,732	11,243	47,046
Proceeds from stock options exercised	-	12	-	12
Net Income	-	-	2,088	2,088
Balances, July 31, 2002	$ 71 ====	$ 35,744 =====	$ 13,331 =====	$ 49,146 =====

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended July 31, 2002, 2001 and 2000
(Dollars in thousands)
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$ 2,088	$ (1,602)	$ (1,025)
Adjustments to reconcile net income (loss) to net Cash provided by operating activities:
Loss on disposal of discontinued operation	914	-	-
Depreciation and amortization	7,250	6,140	5,499
(Gain) loss on disposition of Property, plant and equipment	7	(203)	450
Deferred tax expense (benefit)	1,252	(1,070)	(787)
(Increase) decrease in:
Accounts receivable	501	(1,871)	(1,530)
Inventories	(1,728)	2,299	(4,538)
Prepaid expenses	(1)	(279)	(137)
Increase (decrease) in:
Accounts payable	1,053	(206)	4,507
Accrued liabilities	636	(305)	437
Net change from discontinued operation	35	317	1,302
Net cash provided by operating activities	12,007	3,220	4,178

Cash flows from investing activities:
Capital expenditures	(3,210)	(6,478)	(10,403)
Proceeds from sale of property, plant and equipment	8	1,038	107
Repayment of stockholder advances	50	-	-
Other	434	12	(98)
Net change from discontinued operation	(11)	(9)	(59)
Net cash used in investing activities	(2,729)	(5,437)	(10,453)

Cash flows from financing activities:
Proceeds from long-term debt	147,508	137,862	125,100
Principal payments on long-term debt	(157,000)	(135,979)	(117,672)
Proceeds from stock options exercised	12	-	-
Debt issue costs	(690)	(140)	-
Increase (decrease) in book overdrafts	115	(170)	300
Net cash provided by (used in) financing activities	(10,055)	1,573	7,728
Net increase (decrease) in cash	(777)	(644)	1,453
Cash, beginning of period	989	1,633	180
Cash, end of period	$ 212 =====	$ 989 =====	$ 1,633 =====

Supplemental disclosure of cash flow information: Interest paid, net of amount capitalized of $35, $375, and $313 in 2002, 2001 and 2000, respectively	$ 3,240 =====	$ 4,816 =====	$ 3,834 =====
Income taxes paid	$ 10 =====	$ 150 =====	$ 216 =====

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Webco is a full service manufacturer and distributor of high-quality carbon steel, stainless steel and other metal tubing products designed to industry and customer specifications. Webco's tubing products consist primarily of: pressure tubing, including heat exchanger tubing, boiler tubing and pipe, and specialty tubing for use in consumer durable and capital goods. The Company's subsidiary, P&J, represents several manufacturers who produce various specialty tubular products made from copper, brass, aluminum and stainless and carbon steel, among others. This access to additional tubing products allows the Company to better serve its customers by offering a full range of tubular products. The Company, headquartered in Sand Springs, Oklahoma, has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 950 customers throughout North America.

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

RECLASSIFICATIONS - Certain prior year balances in the consolidated financial statements and footnotes have been reclassified to conform with the current year presentation.

CONCENTRATIONS - The Company maintains its cash in bank deposit accounts, which at times may exceed the federal insurance limits. As of July 31, 2002 and 2001, the Company had cash in banks totaling $814,000 and $886,000, respectively, in excess of federal depository insurance limits, respectively. The Company has not experienced any losses on such accounts in the past.

BOOK OVERDRAFTS - Included in accounts payable at July 31, 2002 and 2001, are outstanding checks in excess of bank deposits totaling $404,000 and $289,000, respectively.

ACCOUNTS RECEIVABLE - Accounts receivable represent short-term credit granted to the Company's customers for which collateral is generally not required. Accounts receivable at July 31, 2002 and 2001, are net of an allowance for uncollectible amounts of $663,000 and $620,000, respectively. Credit risk on receivables is considered by management to be limited due to the variety of industries served and geographic dispersion of customers.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

INVENTORIES - The Company values inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. Cost for raw materials, work-in-process, finished goods and maintenance parts and supplies are determined on the weighted average cost method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. Inventories at July 31, 2002 and 2001 are net of reserves for obsolescence of $1,580,000 and $853,000, respectively.

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

Depreciation expense for the years ended July 31, 2002, 2001 and 2000, amounted to $6,998,000, $6,140,000 and $5,499,000, respectively. Fully depreciated assets still in use at July 31, 2002 and 2001, amounted to $15,625,000 and $13,179,000, respectively.

ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS - The Company evaluates its assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"). The Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The Company had adopted the provisions of FAS 144 in accounting for the discontinued operation in the period ended April 30, 2002 (Note 5). In addition, the other provisions of FAS 144 regarding impairment did not have an impact on the financial position and results of operations of the Company.

SELF-INSURANCE RESERVES - The Company self-insures both a medical coverage program and a Oklahoma workers' compensation program for its employees. The determination of reserves and expenses for these benefits is dependent on claims experience and the selection of certain assumptions used by actuaries in evaluating incurred, but not yet reported, amounts. Reserves for claims under both programs are accrued based upon the Company's estimate of the aggregate liability for claims (including claims incurred, but not yet reported). Significant changes in actual experience under either program or significant changes in assumptions may materially affect self-insured medical or workers' compensation reserves and future expense. The reader should refer to Note 8 in these financial statements for additional information on this matter.

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The provisions of SFAS No. 109 require the recording of deferred tax assets and liabilities to reflect the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial statement carrying amounts. Deferred tax assets are regularly reviewed for recoverability and, if deemed necessary, an appropriate valuation allowance is established based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the

        Company were unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets, thus resulting in a substantial increase in the effective tax rate and a material adverse impact on operating results. The reader should refer to Note 7 in these financial statements for additional information on this matter.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

REVENUE RECOGNITION - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Company product is made to customer or industry specifications at an agreed upon price as typically specified in the customer purchase order. Title passes to the customer at the point of shipment along with all the risks and rewards of ownership. Customer orders are not released for shipment unless the customer is in good credit standing with the Company, which is internally evaluated by the Company's credit manager on an on-going basis. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognition would be delayed until such time the transactions become realizable and fully earned. In addition, the Company recognizes outbound freight expense and shipping and handling costs as a component of cost of sales, while amounts charged to customers for such costs are included in revenue.

EARNINGS PER SHARE - Earnings per share are calculated based on the number of weighted average common shares outstanding, including the effect of dilutive options when applicable, in accordance with the computation, presentation and disclosure requirements of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128").

NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 is effective for fiscal years beginning after June 15, 2002 and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which the liability is incurred. The Company does not believe the future impact from the adoption of FAS 143 on its financial position or results of operations will be material.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). The provisions of this statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The Company will adopt this statement beginning with fiscal year 2003. In the future, the Company will classify any gain or loss as a result of the early extinguishment of debt, as an other income or expense, rather than an extraordinary item, as a result of this new standard. Adoption of this standard will have no affect on reported net income (loss).

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. This Statement requires that a liability or a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company does not expect FAS 146 to have a significant impact on the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. INVENTORIES

        Inventories at July 31, 2002 and 2001, consisted of the following:

	2002	2001
	(Dollars in Thousands)
Raw materials	$ 13,341	$ 11,269
Work-in-process	1,538	1,908
Finished goods	16,637	17,558
Maintenance parts and supplies	2,791	2,616
Total inventories	$ 34,307 =====	$ 33,351 =====

3. PROPERTY, PLANT AND EQUIPMENT

        Net property, plant and equipment at July 31, 2002 and 2001, consisted of the following:

	2002	2001
	(Dollars in Thousands)
Land	$ 1,247	$ 1,247
Buildings and improvements	18,487	18,432
Machinery and equipment	83,202	81,496
Computer equipment and software	9,410	9,341
Furniture and fixtures	1,130	1,225
Construction in progress	1,264	416
	114,740	112,157
Less accumulated depreciation and amortization	51,766	45,067
Net property, plant and equipment	$ 62,974 =====	$ 67,090 =====

4. SPECIAL ITEM: ASSET WRITE-OFF

        During the fourth quarter of fiscal 2000, based upon a review of the Company’s long-lived assets, the Company recorded a non-cash charge of $414,000 related to the write-down of certain tubing equipment that the Company anticipates selling.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. DISCONTINUED OPERATION

        On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company's QuikWater Division and on May 10, 2002, the Company sold substantially all of the assets of this segment. The purchase price for the assets was $100,000 paid in cash at closing and an additional $300,000 that could be realized based on future earnings of the new entity. None of the additional $300,000 was recorded on the sale due to management's assessment of the contingent nature of the amount. The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results of the QuikWater segment have been classified as discontinued, and prior periods have been restated. A pre-tax loss of $914,000 was recorded on the disposal of the business segment, net of realized proceeds, which includes $80,000 of related disposal costs.

        Net sales and loss from the discontinued operation are as follows:

	2002	2001	2000
	(Dollars in Thousands)
Net Sales	$ 1,912 =====	$ 3,481 =====	$ 2,648 =====

Pre-tax loss from operations of discontinued segment	(550)	(175)	(2,476) (1)
Pre-tax loss on disposal of business segment	(914)	-	-
Income tax benefit	556	67	915
Loss on discontinued operation, net of tax	$ (908) =====	$ (108) =====	$ (1,561) =====

(1) Includes a $986,000 non-cash charge ($611,000, or $.09 per diluted share, after-tax) related to the write-off of the recorded asset values of certain QuikWater fixed assets along with unamortized patent and goodwill costs.

Assets and liabilities of the discontinued operation were as follows:

	July 31, 2002	July 31, 2001
	(Dollars in Thousands)
Inventory	$ -	$ 772
Other current assets	3	307
Property, plant and equipment, net	-	98
Current liabilities	(250)	(521)
Net assets (liabilities) of discontinued operation	$ (247) =====	$ 656 =====

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. LONG-TERM DEBT

Long-term debt at July 31, 2002 and 2001, consisted of the following:

	2002	2001
	(Dollars In Thousands)
Term loans (A)	$ 15,316	$ 26,311
Revolving loan (A)	22,103	20,270
Revolving loan (B)	200	-
Term loan (C)	197	298
Real estate and equipment term loans (D)	2,548	2,961
Other	96	112
	40,460	49,952
Less current maturities	3,135	3,942
Long-term debt	$ 37,325 =====	$ 46,010 =====

        Based upon the borrowing rates currently available to the Company for borrowings with similar terms and average maturities, the Company believes that the carrying amount of its long-term debt approximates fair value.

  The Company has a $15.5 million term loan and a $32 million revolving line of credit with its primary lender group. The term loans and revolving credit loan bear interest at the prime rate (4.75% at July 31, 2002) plus 1.50% in the case of the term loan or plus 1.25% in the case of revolving loan advances. At the Company’s option, borrowings under any facility can bear interest at LIBOR (1.84% at July 31, 2002) plus 3.25% in the case of the term loan or plus 3.0% in the case of revolving loan advances. Interest rate margin percentages (percentage paid over prime or LIBOR) may drop subject to Company performance and the achievement of certain covenant ratio levels and borrowing base availability. These loans mature on May 1, 2005, and are collateralized by substantially all of the Company’s assets. Principal payments on the term loan of $184,500, plus interest, are due each month until maturity. Along with the scheduled principal payments, the Company is required to make additional principal payments based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility, beginning in the fourth quarter ending July 31, 2002. The Company may have borrowings and outstanding letters of credit ($1,025,000 at July 31, 2002) under the revolving credit facility up to the lesser of $32 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. The Company pays a commitment fee of 0.25% per annum on any unused and available line of credit and a fee of 3.0% on the outstanding amount of letters of credit. At July 31, 2002, $5.9 million was available for borrowing under the line of credit. Pursuant to the terms of the loan agreement, the Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio and to not exceed a ratio of indebtedness to net worth. The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum borrowing base availability without considering the $32 million revolving loan cap. In addition, the loan agreement provides for acceleration of the loans, at the option of the lender, if F. William Weber and Dana S. Weber fail to possess the power to direct or cause the direction of management and policies of the Company, or the Weber Family ceases to own at least 35 percent of the outstanding voting stock, or upon the occurrence of a material adverse change in the operations or financial condition of the business. All financial covenants are measured on the basis of the Company without consolidating its wholly owned subsidiary, P&J.
  P&J has a line-of-credit agreement for $2,000,000. The line of credit matures on November 30, 2002, bears interest at the lesser of prime rate (4.75% at July 31, 2002) or LIBOR (1.84% at July 31, 2002) plus 2%, and is collateralized by P&J's assets and guaranteed by Webco.
  The Company's subsidiary, P&J, has a $500,000 term note with a bank, which matures in April 2004. The note bears interest at 7.5% with monthly installments of $10,000, and is collateralized by P&J’s assets and guaranteed by Webco.
  These loans were entered into with various public agencies payable in monthly installments aggregating approximately $32,000, including interest, at rates ranging from 3 to 5 percent. The notes are collateralized by the underlying real estate and/or equipment and mature over a 3 to 9 year period.

        At July 31, 2002, the aggregate future maturities of long-term debt are as follows: 2003 - $3,135,000; 2004 - $2,669,000; 2005 - $33,079,000; 2006 - $299,000; 2007 - $307,000; and thereafter - $971,000.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. INCOME TAXES

The provision for income taxes for fiscal 2002, 2001 and 2000 consists of the following:

	2002	2001	2000
	(Dollars in Thousands)
Current:
Federal	$ -	$ -	$ -
State	57	80	166
Deferred:
Federal	1,618	(897)	115
State	190	(106)	13
Total income tax expense (benefit)	$ 1,865 =====	$ (923) =====	$ 294 =====

        The actual income tax expense (benefit) for fiscal 2002, 2001 and 2000 differs from income tax based on the federal statutory rate (34%) due to the following:

	2002	2001	2000
	(Dollars in Thousands)
Expected tax expense (benefit)	$ 1,653	$ (822)	$ 282
State income taxes, net of federal benefit	194	(97)	33
Other	18	(4)	(21)
Total income tax expense (benefit)	$ 1,865 =====	$ (923) =====	$ 294 =====

        At July 31, 2002 and 2001, deferred tax assets and deferred tax liabilities consisted of the following:

	2002	2001
	(Dollars in Thousands)
Net current deferred tax assets (liabilities):
Accounts receivable	$ 252	$ 236
Inventories	681	515
Accrued liabilities	1,620	1,459
Net current deferred tax asset	$ 2,553 =====	$ 2,210 =====

Net non-current deferred tax assets (liabilities):
Property plant and equipment	$ (13,831)	$ (13,929)
General business credit carry forward	62	38
Alternative minimum tax credit carry forward	452	452
Intangible assets	-	358
State tax credits	258	-
Operating loss carry forwards	2,198	3,815
Net non-current deferred tax liability	$ (10,861) =====	$ (9,266) =====

        At July 31, 2002, the Company has operating loss carry forwards for regular tax purposes of approximately $5,500,000, which expire in 2015 to 2016.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. COMMITMENTS AND CONTINGENCIES

LITIGATION - In August 1997, the Company filed an action against a vendor relating to certain cut-off equipment sold to the Company, which did not perform to specifications. The case sought recoveries for the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company. On May 27, 1999 a jury awarded the Company $1.1 million on its claims. Both the Company and the vendor appealed the verdict. In January 2002, The Tenth Circuit Court of Appeals entered a decision in the case. The Company's award was affirmed and increased to add prejudgment interest, but the Company's petition to re-consider the exclusion of other incidental and consequential damages was denied. The total judgment of $1.58 million has been collected, and neither party is expected to appeal the decision.

        The Company is party to various lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

LEASES - The Company leases certain buildings and machinery and equipment under non-cancelable operating leases. Under certain of these leases the Company is required to pay property taxes, insurance, repairs and other costs related to the leased property. At July 31, 2002, future minimum payments under non-cancelable leases accounted for as operating leases are $2,156,000 in 2003; $1,550,000 in 2004; $1,340,000 in 2005; $1,066,000 in 2006; and $944,000 in 2007. Total rent expense for all operating leases was $3,109,000, $2,916,000 and $2,268,000 in 2002, 2001 and 2000, respectively.

SELF-INSURANCE - The Company maintains a hospitalization and medical coverage program for its employees. Claims under this program are limited to annual losses of $75,000 per participant plus an additional aggregating deductible of $65,000 for losses in excess of the per participant limit, and aggregate annual claims of up to $2,000,000 through the use of a stop-loss insurance policy. Additionally, the Company self-insures Oklahoma workers' compensation claims up to $300,000 per occurrence and retains a maximum aggregate liability of $1,000,000 per one-year policy term with respect to all occurrences. The Company has a performance bond in the amount of $550,000 on file with the State of Oklahoma Workers’ Compensation Court, as required by self-insurance regulations. Provisions for claims under both programs are accrued based upon the Company's estimate of the aggregate liability for claims (including claims incurred, but not yet reported). The total reserve for self-insurance medical and workers’ compensation was $1,103,000 and $1,445,000 at July 31, 2002 and 2001, respectively.

PURCHASE COMMITMENTS - At July 31, 2002 the Company was committed on outstanding purchase orders for inventory approximating $32.1 million. Additionally, the Company had on its premises, at July 31, 2002, raw material on consignment from certain vendors valued at approximately $2.8 million.

9. EMPLOYEE BENEFIT PLANS

        The Company maintains 401-K benefit plans covering all employees meeting certain service requirements. The plans includes a cash or deferred compensation arrangement permitting elective contributions to be made by the participants. Company contributions are made at the discretion of the Board of Directors and are made in cash to the participants accounts. Company contributions were $308,000, $346,000 and $327,000 in fiscal 2002, 2001 and 2000, respectively.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

        In January 1994, the Company's stockholders approved the 1994 Stock Incentive Plan (the "Plan"), in which directors, employees and consultants are eligible to participate. Four types of benefits may be granted in any combination under the Plan: incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights. The Plan also provides for certain automatic grants to outside directors. All options expire ten years from the date of grant (except in the case of 10 percent shareholders, which expire five years from the date of grant) and are exercisable at a price which is at least equal to fair market value on the date of grant (110% of fair market value in the case of 10 percent shareholders). The employee options vest evenly over a period of two to five years from the date of grant. The maximum number of shares of common stock with respect to which incentive stock options, non-qualified stock options, restricted stock, and stock appreciation rights that may be issued under the Plan is 1,050,000.

        Activity under the Plan for the last three fiscal years was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 1999	538,000	6.58
Granted	230,300	4.17
Forfeited	(36,800)	6.03
Balance, July 31, 2000	731,500	5.85
Granted	138,000	1.60
Forfeited	(61,500)	5.88
Balance, July 31, 2001	808,000	5.12
Granted	15,000	2.80
Exercised	(8,000)	1.50
Forfeited	(79,500)	5.61
Balance, July 31, 2002	743,500 ======	5.07

        Outstanding options and exercisable options at July 31, 2002 were as follows:

Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding:
$1.44 - $2.80	145,000	8.4 years	$1.73
$3.31 - $5.75	220,300	6.8 years	$4.34
$6.13 - $8.75	378,200	4.4 years	$6.77
Exercisable:
$1.44 - $2.80	136,600	8.4 years	$1.67
$3.31 - $5.75	118,480	6.5 years	$4.49
$6.13 - $8.75	349,140	4.3 years	$6.73

        As of July 31, 2001 and 2000, exercisable options were 433,820 and 332,460, respectively, with weighted average exercise prices of $6.20 and $6.48, respectively.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

        The fair value of options granted in fiscal years 2002, 2001 and 2000 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Weighted average life	6.0 years	4.1 years	4.0 years
Risk-free interest rate	5.34%	5.52 - 6.0%	5.92 - 6.26%
Expected volatility	63%	59%	55%
Expected dividend yield	None	None	None

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of its options. The weighted average estimated fair value of employee stock options, whose exercise price equals the market value on the grant date, granted during 2002, 2001 and 2000 was $1.75, $.81 and $1.92 per share, respectively. The weighted average exercise price and estimated fair value of employee stock options, whose exercise price exceeds the market value on the grant date, granted during 2000 was $4.00 and $1.69, respectively. There were no options granted in 2002 or 2001 with an exercise price exceeding market value on the grant date.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for fiscal years 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Pro forma net income (loss)	$ 1,928,000 =======	$ (1,743,000) =======	$ (1,253,000) =======
Pro forma net income (loss) per share, diluted	$ 0.27 ======	$ (0.25) ======	$ (0.18) ======

        The above SFAS No. 123 pro forma disclosures are not necessarily representative of the effect SFAS No. 123 will have on the pro forma disclosure of future years.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. EARNINGS PER SHARE

        Presented below is a reconciliation of the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share, and diluted weighted average shares, which are used in computing diluted earnings per share.

2002	2001	2000
(shares in thousands)
Basic EPS:

Weighted average shares outstanding
7,077	7,074	7,074
Effect of dilutive securities: Options
74	-	-
Diluted EPS:

Diluted weighted average shares outstanding
7,151 ====	7,074 ====	7,074 ====

Anti-dilutive options outstanding (1):      Number of options
596 ====	808 ====	732 ====
Weighted average exercise price
$ 5.89 ====	$ 5.12 ====	$ 5.85 ====

(1) - Anti-dilutive options and their average exercise prices were not included in the computation of diluted earnings per share due to either a loss in the period or the option exercise prices being greater than the average market price of the common shares.

12. SEGMENT INFORMATION

        The Company applies the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"(FAS 131). Prior to the quarter ended April 30, 2002, the Company had two reportable segments: Tubing Products and QuikWater, representing the Company's two strategic business units offering different products. However, as discussed in Note 5, the QuikWater segment was disposed of on May 10, 2002 leaving one remaining segment. The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, processes and customers, those operations have been aggregated for segment determination purposes. As a result of the QuikWater disposal, the Company's continuing operations only include activities related to the manufacturing and distribution of tubular products principally made of carbon and stainless steel.

        The Company produces tubing for a wide variety of markets and end-use applications. The percentage breakdown of net sales of the Company's main products were as follows for the last three fiscal years:

	2002	2001	2000
Pressure tubing and pipe	38%	35%	30%
Specialty tubing	59	61	66
Freight, scrap and other	3	4	4
Total	100% ===	100% ===	100% ===

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. RELATED PARTY TRANSACTIONS

        In October 1995, the Company entered into an agreement with an entity owned by the majority stockholders to subcontract certain manufacturing services. Beginning in late 2000, the Company contracted with the same entity to subcontract the production of QuikWater units, which ceased with the disposal of QuikWater in May 2002. Payments made by the Company under the agreements totaled $423,000 and $603,000 in fiscal 2002 and 2001, respectively. In addition, the Company charges this entity for certain shared benefits and services, including health benefits and technical assistance. During fiscal year 2002, the Company had billed charges of $110,000 and received payments of $222,000. The outstanding receivable balance was $876,000 and $988,000 at July 31, 2002 and 2001, respectively. As of the end of fiscal year 2002, the Company had discontinued almost all sharing of such benefits and services with this entity.

        The Company purchases certain specialty packaging and shipping materials from an entity owned by the principal stockholder. Payments of $135,800 were made by the Company in fiscal 2002 and $142,200 were made in fiscal 2001. In addition, the Company charges this entity for certain shared benefits and services, including health benefits and technical assistance. During fiscal year 2002, the Company had billed charges of $10,000 and received payments of $28,000. The outstanding receivable balance was $4,000 and $22,000 at July 31, 2002 and 2001, respectively. Subsequent to year-end, this entity was sold by the principal stockholder.

        The Company leases its distribution facility in Nederland, Texas from an entity owned by certain Company executives. The amount of the monthly lease payments was determined at the beginning of the lease by an independent evaluation. During 2002, 2001 and 2000, lease expense under the agreement totaled $64,800 in each year.

        Advances were made from time to time during fiscal 1998 and prior years (none during 1999-2002) to the principal stockholder with the highest amount outstanding being $1,200,000 in 2002 and 2001. The balance outstanding at July 31, 2002 and 2001, was $1,200,000. The advance is evidenced by a five-year promissory note from the principal stockholder and is collateralized by Company stock and is also a personal obligation. The note bears interest at 3.97 percent and is payable at maturity of the note on June 30, 2007. Accrued interest on the note receivable was $663,000 and $594,000 at July 31, 2002 and 2001, respectively, and is included in notes receivable from related parties in the accompanying balance sheet.

        Other advances on various terms were made to certain executives prior to fiscal 2000, with the highest amounts outstanding being $518,000 and $448,000 in 2002 and 2001, respectively. The balance outstanding at July 31, 2002 and 2001 was $518,000 and $448,000, respectively. Certain of the advances are collateralized by shares of the Company's common stock and are also personal obligations of the respective officers. The advances are evidenced by five-year promissory notes bearing interest at 3.97 percent and maturing on December 31, 2006. Accrued interest on the notes receivable from related parties totaled $24,000 and $19,000 at July 31, 2002 and 2001, respectively, and is included in notes receivable from related parties in the accompanying balance sheet.

WEBCO INDUSTRIES, INC.
SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA
(UNAUDITED)
(Dollars in thousands, except per share data)

	Quarters Ended
	October 31,	January 31,	April 30,	July 31,	Total
	2001	2002	2002	2002	Year
2002
Net sales	$ 39,834	$ 38,204	$ 40,151	$ 38,105	$ 156,294
Gross profit	4,721	4,387	5,234	4,473	18,815
Income from operations	1,653	2,938	1,601	1,657	7,849
Income from continuing operations, net of tax	441	1,343	559	653	2,996
Loss from discontinued operation, net of tax	(32)	(10)	(773)	(93)	(908)
Net income (loss)	409	1,333	(214)	560	2,088
Net income (loss) per diluted share:
Continuing operations	$ .06	$ .19	$ .08	$ .09	$ .42
Net income (loss)	$ .06	$ .19	$ ( .04)	$ .08	$ .29
Weighted average shares outstanding, diluted	7,127	7,139	7,185	7,182	7,151

	Quarters Ended
	October 31,	January 31,	April 30,	July 31,	Total
	2000	2001	2001	2001	Year
2001
Net sales	$ 37,144	$ 37,556	$ 36,129	$ 37,450	$ 148,279
Gross profit	2,977	3,448	3,859	4,648	14,932
Income (loss) from operations	(506)	32	656	2,132	2,314
Income (loss) from continuing operations, net of tax	(1,079)	(781)	(298)	664	(1,494)
Income (loss) from discontinued operation, net of tax	(74)	26	(2)	(58)	(108)
Net income (loss)	(1,153)	(755)	(300)	606	(1,602)
Net income (loss) per diluted share:
Continuing operations	$ ( .15)	$ ( .11)	$ ( .04)	$ .09	$ ( .21)
Net income (loss)	$ ( .16)	$ ( .11)	$ ( .04)	$ .08	$ ( .23)
Weighted average shares outstanding, diluted	7,074	7,074	7,074	7,138	7,074

        The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

        Quarterly figures for fiscal years 2002 and 2001 have been restated to reflect the Company's divestiture of the QuikWater Division on May 10, 2002. The Company sold substantially all of the assets of this segment. The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results of the QuikWater segment have been classified as discontinued, and prior periods have been restated. The restatement had no effect on net income (loss). The reader should refer to Part II, Item 8: Note 5 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K for additional information regarding this matter.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the annual Meeting of Stockholders to be filed with the Commission within 120 days the end of the Company's fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements of Webco Industries, Inc. which are included in Part II, Item 8:

        Report of Independent Accountants

        Consolidated Balance Sheets as of July 31, 2002 and 2001

        Consolidated Statements of Operations for each of the three years in the period ended July 31, 2002

        Consolidated Statements of Stockholders' Equity for each of the three years in the period ended July 31, 2002

        Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2002

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

3 (ii)        By-Laws (incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form S-1, No. 33-72994).

10.1        1994 Stock Incentive Plan, as amended (incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-91754).

10.2        Lease, dated October 22, 1996, between the Company and Baker Performance Chemicals Incorporated (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K dated July 31, 1997, File No. 0-23242).

10.3        Eployment Agreements expiring December 31, 2002, between the Company and F. William Weber and Dana S. Weber (incorporated by reference to Exhibits 10.4 and 10.5, respectively, to the Company's Form 10-K dated July 31, 1997, File No. 0-23242), and Christopher L. Kowalski (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K dated July 31, 1998, File No. 0-23242).

10.4        Lease, dated March 16, 1998, between the Company and Tubular Properties, Ltd. (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K dated July 31, 1998, File No. 0-23242).

10.5        Agreement and Plan of Reorganization dated as of June 29, 1998 by and among Webco Industries, Inc., P&J Acquisition Corp., Phillips & Johnston, Inc., Christopher L Kowalski and Robert N. Pressly (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated June 29, 1998, File No. 0-23242).

10.6        Loan Agreement, dated December 1, 1998, between the Pennsylvania Economic Development Financing Authority and Webco Industries, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q dated January 31, 1999, File No. 0-23242).

10.7        Reimbursement Agreement, dated as of December 1, 1998, between American National Bank and Trust Company of Chicago and Webco Industries, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q dated January 31, 1999, File No. 0-23242).

10.8        Sale of assets of QuikWater Division dated as of May 10, 2002 by and among Webco Industries, Inc. and Quik Water Systems, Inc.(Acquisition Corp.) (incorporated by reference to the Company's Form 8-K dated May 10, 2002, File No. 0-23242).

10.9        Loan and Security Agreement, dated as of June 14, 2002, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated June 14, 2002, File No. 0-23242).

23.1        Consent of PricewaterhouseCoopers LLP.

(b)           Reports on Form 8-K:
                     Form 8-K dated May 10, 2002, File No. 0-23242
                     Form 8-K dated June 14, 2002, File No. 0-23242

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WEBCO INDUSTRIES, INC.

October 29, 2002              By: /s/ F. William Weber
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

October 29, 2002              By: /s/ F. William Weber
                                                F. William Weber
                                                Chairman, Chief Executive
                                                Officer and Director

October 29, 2002              By: /s/ Dana S. Weber
                                                Dana S. Weber
                                                President, Chief Operating Officer
                                                and Director

October 29, 2002              By: /s/ Michael P. Howard
                                                Michael P. Howard
                                                Chief Financial Officer

October 29, 2002              By: /s/ Christopher L. Kowalski
                                                Christopher L. Kowalski
                                                President-Phillips & Johnston, Inc.
                                                and Director

October 29, 2002              By: /s/ Jack D. McCarthy
                                                Jack D. McCarthy
                                                Director

October 29, 2002              By: /s/ Kenneth E. Case
                                                Kenneth E. Case
                                                Director

October 29, 2002              By: /s/ Bradley S. Vetal
                                                Bradley S. Vetal
                                                Director

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Webco Industries, Inc. (the "Company") on Form 10-K for the period ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, F. William Weber, Chief Executive Officer, and I, Michael P. Howard, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        This certification is deemed to accompany this Annual Report on Form 10-K, but is not deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise.

/s/ F. William Weber                                         /s/ Michael P. Howard
F. William Weber                                              Michael P. Howard
Chief Executive Officer                                      Chief Financial Officer
October 29, 2002                                             October 29, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, F. William Weber, Chief Executive Officer, certify that:

  I have reviewed this annual report on Form 10-K of Webco Industries, Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: October 29, 2002

/s/ F. William Weber
F. William Weber
Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael P. Howard, Chief Financial Officer, certify that:

  I have reviewed this annual report on Form 10-K of Webco Industries, Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: October 29, 2002

/s/ Michael P. Howard
Michael P. Howard
Chief Financial Officer

WEBCO INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended July 31, 2002
(Dollars in Thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(1) Deductions	Balance at End of Period
Allowance for bad debts:
2000	217	35	-	(15)	237
2001	237	387	-	(4)	620
2002	620	410	-	(367)	663

Reserve for inventory
Obsolescence:
2000	591	1,087	-	(1,112)	566
2001	566	1,314	-	(1,027)	853
2002	853	2,477	-	(1,750)	1,580

  Amounts represent write-offs, net of recoveries or disposals.