Form 10-Q
period 2002-10-31
WEBCO INDUSTRIES INC
filed 2002-12-16
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002
_________________________________________________________________________
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

NOT APPLICABLE                          [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,081,723 shares of Common Stock, $0.01 par value, as of November 30, 2002.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6-8
Report of Independent Accountants	9

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	10-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16-17

Item 4. Controls and Procedures	17

PART II OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 2. Changes in Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of
Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURES	19

WEBCO INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	October 31,	July 31,
	2002	2002
ASSETS

Current assets:
Cash	$ 235	$ 212
Accounts receivable, net	22,763	18,564
Inventories	39,104	34,307
Prepaid expenses	490	281
Deferred income tax asset	2,653	2,553

Total current assets	65,245	55,917

Property, plant and equipment, net	62,838	62,974

Notes receivable from related parties	2,521	2,508
Other assets, net	2,569	2,529

Total assets	$ 133,173 ======	$ 123,928 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 20,181	$ 17,673
Accrued liabilities	5,514	5,788
Current portion of long-term debt	3,199	3,135

Total current liabilities	28,894	26,596

Long-term debt	42,605	37,325

Deferred income tax liability	11,565	10,861

Commitments and contingencies - Note 3

Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares
authorized, 7,081,723 shares issued and outstanding	71	71
Additional paid-in capital	35,744	35,744
Retained earnings	14,294	13,331

Total stockholders' equity	50,109	49,146

Total liabilities and stockholders' equity	$ 133,173 ======	$ 123,928 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2002	2001

Net Sales	$ 44,313	$ 39,834
Cost of Sales	38,509	35,113

Gross Profit	5,804	4,721

Selling, general and administrative expenses	3,609	3,068

Income from operations	2,195	1,653

Interest expense	629	924

Income before income taxes	1,566	729

Provision for income taxes	603	288

Income from continuing operations	963	441

Loss on discontinued operation, net of tax - Note 4	-	(32)

Net income	$ 963 ======	$ 409 ======

Net income per common share - basic:
Continuing operations	$ .14	$ .06
Discontinued operation	-	-
Net income	$ .14 ======	$ .06 ======

Net income per common share - diluted:
Continuing operations	$ .13	$ .06
Discontinued operation	-	-
Net income	$ .13 ======	$ .06 ======

Weighted average common shares outstanding:
Basic	7,082 ======	7,074 ======
Diluted	7,153 ======	7,127 ======

            See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended October 31,

	2002	2001

Cash flows from operating activities:
Net income	$ 963	$ 409
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,673	1,735
Deferred tax expense	603	268
(Increase) decrease in:
Accounts receivable	(4,200)	1,229
Inventories	(4,797)	1,674
Prepaid and Other	(222)	(279)
Increase (decrease) in:
Accounts payable	522	(3,505)
Accrued liabilities	(229)	732
Net change from discontinued operation	(80)	(234)
Net cash provided by (used in) operating activities	(5,767)	2,029

Cash flows from investing activities:
Capital expenditures	(1,562)	(418)
Proceeds from sale of property, plant and equipment	-	3
Other	(93)	-
Net change from discontinued operation	-	(7)
Net cash used in investing activities	(1,655)	(422)

Cash flows from financing activities:
Proceeds from long-term debt	43,870	37,275
Principal payments on long-term debt	(38,526)	(39,760)
Debt issue costs	(14)	(50)
Increase in book overdrafts	2,115	346
Net cash provided by (used in) financing activities	7,445	(2,189)
Net increase (decrease) in cash	23	(582)
Cash, beginning of period	212	989
Cash, end of period	$ 235 ======	$ 407 ======

              See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General

              The accompanying unaudited consolidated financial statements include the accounts of Webco Industries, Inc. (“Webco” or together with its subsidiary, the “Company”) and its wholly owned subsidiary Phillips & Johnston, Inc. (“P&J”), a Chicago based sales organization and value-added processor of tubular products. All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.  In May, 2002, the Company sold substantially all of the assets of its QuikWater Division.  As a result, these consolidated financial statements and related footnotes have been adjusted to treat the sale as a discontinued operation.  The reader should refer to Note 4 - Discontinued Operation for additional information regarding this matter.

             The consolidated financial statements include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of financial position at October 31, 2002, and results of operations and cash flows for the three months in each of the periods ended October 31, 2002 and 2001.  Results for the three months ended October 31, 2002 are not necessarily indicative of results that will be realized for the full fiscal year.  The year-end balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 2002.

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

Note 2 - Inventories

              At October 31, 2002 and July 31, 2002, inventories were as follows:

(In thousands)	October 31, 2002	July 31, 2002

Raw materials	$ 17,026	$ 13,341
Work-in-process	2,036	1,538
Finished goods	17,175	16,637
Maintenance parts and supplies	2,867	2,791

Total inventories	$ 39,104 =====	$ 34,307 =====

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Commitments and Contingencies

            The Company is party to various lawsuits and claims arising in the ordinary course of business.  Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

Note 4 - Discontinued Operation

              On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company's QuikWater Division and on May 10, 2002, the Company sold substantially all of the assets of this segment to a group of independent investors and members of management of QuikWater, which included Ashley Weber, daughter of F. William Weber, Chairman and Chief Executive Officer of the Company.  The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  Accordingly, prior year results of the QuikWater segment have been classified as discontinued, and prior periods have been restated.

              Net sales from the discontinued operation for the three months ended October 31, 2001 was $750,000.  The discontinued segment incurred a pre-tax loss from operations of $52,000 for the same period, or an after-tax loss of $32,000.

Note 5 - Common Stock and Common Stock Equivalents

  Presented below is a reconciliation of the differences between actual weighted average shares outstanding and diluted weighted average shares (in thousands, except per share amounts).

	Three Months Ended
	October 31,
	2002	2001
Basic EPS:
Weighted average shares outstanding	7,082	7,074
Effect of dilutive securities: Options	71	53

Diluted EPS:
Diluted weighted average shares outstanding	7,153 =====	7,127 =====

Anti-dilutive options outstanding:
Number of options	594 =====	678 =====
Weighted average exercise price per share	$ 5.89 =====	$ 5.80 =====

Note 6 - Segment Information

            The Company applies the provisions of FAS 131, "Disclosures about Segments of an Enterprise and Related Information".  Prior to the quarter ended April 30, 2002, the Company had two reportable segments: Tubing Products and QuikWater, representing the Company's two strategic business units offering different products.  However, the QuikWater segment was disposed of on May 10, 2002 leaving one remaining segment.  The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, processes and customers, those operations are aggregated for segment determination purposes.  As a result, the Company's continuing operations only include activities related to the manufacturing and distribution of tubular products, principally made of carbon and stainless steel.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Webco Industries, Inc.

            We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiary as of October 31, 2002, and the related consolidated statements of operations and cash flows for the three-month periods ended October 31, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.

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

            We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 25, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of July 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
December 3, 2002

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

In May, 2002, the Company sold substantially all of the assets of its QuikWater Division and the disposal was treated as a discontinued operation.   The reader should refer to Part II, Item 8: Note 5 - Discontinued Operation, in the footnotes of the Company's Form 10-K for the year ended July 31, 2002 for additional information regarding this matter.

Results of Operations for the Three Months Ended October 31, 2002 Compared with the Three Months Ended October 31, 2001

            Pressure and Specialty Tubing Product sales for the quarter ended October 31, 2002 were $44,313,000, an increase of 11.2 percent from the $39,834,000 for the same quarter last year.  The $4,479,000 increase in net sales is primarily the result of the additional production gained from the Oil City, Pennsylvania expansion primarily related to new market opportunities for specialty products and slightly improved pressure tubing pricing.  The tonnage of tubing sold improved over the prior year primarily due to increased specialty tubing sales and the new mill production in Oil City as noted above.

           Gross profit for Pressure and Specialty Tubing Products increased to $5,804,000, or 13.1 percent of net sales, for the first quarter of fiscal 2003 from $4,721,000, or 11.9 percent of net sales, for the same period in fiscal 2002.  Margins in fiscal 2003 reflect the increase in shipped tonnage and related efficiencies at the Oil City facility and strategic purchases of raw materials, which were made in anticipation of price increases resulting from the enactment of trade tariffs in the Spring of 2002.  Margins continue to be pressured by increasing carbon steel raw material prices as a result of the trade tariffs and downward pricing pressure remains strong throughout the specialty stainless tubing markets.  The slightly lower margin in the fiscal 2002 first quarter reflects the lower volumes and utilization of the Oil City facility which improved over the subsequent twelve months.

            Selling, general and administrative expenses were $3,609,000 for the first quarter of fiscal 2003 compared to $3,068,000 for the same quarter of fiscal 2002.  The increase in the current quarter is primarily the result of a $103,000 increase in information technology expenses related to a system hardware migration and a $381,000 increase in general and administrative expenses principally related to employee incentive payments and executive bonus accruals based on improved financial performance.

            Interest expense for the current period was $629,000 as compared to interest expense of $924,000 for the same quarter last year.  The decrease in interest is the result of the average level of debt under the bank Loan and Security Agreement for the three months ended October 31, 2002 being $41.3 million as compared to $46.3 million for the same period last year.  In addition, the average interest rate decreased to 5.3 percent in the first quarter of fiscal 2002 from 7.0 percent in the third quarter of fiscal 2001.  The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR.  Lower borrowing levels have resulted from the Company's improved operating performance and focus on debt reduction and working capital management over the past twelve months.  LIBOR, much like the prime rate, experienced significant decreases since September 2001, which led to the reduction in the average interest rate.

            The recorded income tax provision for the quarter ended October 31, 2002 is based upon the estimated annual combined effective federal and state income tax rates.

             The steel industry is characterized by changing customer demands, government influence on raw material and finished good import prices, as evidenced by the recent decision regarding tariffs, and financial instability among domestic steel producers.  Due to the recent tariffs enacted over the steel trade cases as well as the resulting supply and demand imbalances, the Company's cost of carbon steel coils is increasing significantly.  At this time, management believes the risk of further significant carbon steel price increases has diminished and is undertaking strategies, such as reducing outstanding purchase commitments, to try and reduce inventory levels over the next two quarters.  The Company's ability to raise prices to offset increasing steel costs may prove to be difficult, which could result in unrealizable inventory values and a decline in profit margins.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

           On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company's QuikWater Division and on May 10, 2002, the Company sold substantially all of the assets of this segment to a group of independent investors and members of management of QuikWater, which included Ashley Weber, daughter of F. William Weber, Chairman and Chief Executive Officer of the Company.  The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  Accordingly, prior year results of the QuikWater segment have been classified as discontinued, and prior periods have been restated.  The reader should refer to Part II, Item 8: Note 5 - Discontinued Operation, in the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended July 31, 2002 for additional information regarding this matter.

Liquidity and Capital Resources

             Net cash used in operations was $5,767,000 for the three months ended October 31, 2002 versus net cash provided by operations of $2,029,000 for the three month period ended October 31, 2001.  Accounts receivable increased $4,200,000 during the current period and decreased $1,229,000 for the same period last year.  The current year period experienced stronger sales compared to the prior year accounting for most of the increase in accounts receivable.  Better collections contributed to the decline in receivables in the first quarter of 2001.  Inventories increased $4,797,000 for the period ended October 31, 2002 primarily due to strategic purchases of raw materials made in prior quarters in anticipation of rising prices.  Management currently believes the risk of further significant carbon steel price increases has diminished and is proceeding with strategies to reduce inventory levels.  However, resulting inventory levels, as well as accounts receivable, may still be greater than historical levels due to increased production and sales and higher carbon steel prices.  Inventories decreased $1,674,000 for the period ended October 31, 2001 primarily due to declines in finished goods inventories as a result of increased sales.  Accounts payable increased $522,000 during the current period and decreased $3,505,000 for the same period last year.  The current period increase is the result of higher inventory levels while the prior year decline resulted from improved accounts receivable collections and reductions in inventory levels.

            Net cash used in investing activities for the three months ended October 31, 2002 was $1,655,000, which was $1,233,000 more than the $422,000 used in investing activities during the same period in fiscal 2002.  Capital expenditures made during the current period related to technology investments for stainless tube-making and a hardware migration for the Company’s primary computer systems.  Prior period expenditures were primarily related to the completion of the Oil City facility.

The Company’s capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced.   The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies.  The Company is currently focused on debt reduction and working capital management.  Capital spending plans for 2003 primarily consist of continued deployment of technology investments for stainless tube-making, development of value-added capabilities for increased carbon capacity and normal facility maintenance spending, which is expected to be in the range of $4.0 to $5.0 million for the year.   The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

The Company's senior debt facilities with its primary lender provide for a term loan of $15.5 million, and a line of credit of $32 million.  As of October 31, 2002, the Company had $14.5 million outstanding on the senior debt facility term loan and $28.3 million on the related revolving line of credit. The maturity date of the debt facilities is May 1, 2005 and the loans are collateralized by substantially all of the Company’s assets.  The Company is permitted to have borrowings and outstanding letters of credit ($1,025,000 at October 31, 2002) under the revolving credit facility up to the lesser of $32 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable.  At October 31, 2002, $2.2 million ($3.0 million at November 30, 2002) was available for borrowing on the line of credit under the terms of the note agreement.  Principal payments on the term loan of $184,500, plus interest, are due each month until maturity.  Along with the scheduled principal payments, the Company is required to make additional principal payments based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility.  An additional payment of $221,500 will be made during the second quarter of 2003 based on the Company's performance in the first quarter of 2003.

            The Company's debt facility contains covenants regarding debt coverage and the ratio of liabilities to equity.  The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum average borrowing base availability without considering the $32 million revolving loan cap.  As of October 31, 2002, the Company was in compliance with all such covenants under the existing facility.

            The Company has arranged financing with various public agencies related to the Oil City facility, of which, $2.46 million is outstanding and no additional amounts remain available for borrowing as of October 31, 2002.  The agency loans are collateralized by the underlying real estate and/or equipment.  The notes mature over a 3 to 9 year period and bear interest at rates ranging from 3 to 5 percent.

P&J has a line of credit agreement of $1,500,000, a capital expenditure (“CAPEX”) facility of $500,000 and a term loan of $500,000 with its primary lender.  As of October 31, 2002, the Company had $170,000 outstanding on the term loan and $280,000 under the line of credit.  The line of credit matures on November 30, 2003, the CAPEX facility matures on November 30, 2007, and the term loan matures in April 2004.  The loans are collateralized by P&J’s assets.  At October 31, 2002, $1.22 million was available for borrowing under the revolving line of credit and $500,000 was available on the CAPEX facility.

            In addition to the above debt arrangements, the Company leases certain buildings and machinery and equipment under non-cancelable operating leases.  Under certain of these leases the Company is obligated to pay property taxes, insurance, repairs and other costs related to the leased property.

            The Company enters into purchase commitments with steel vendors as part of the ordinary course of business.  The Company is currently committed on outstanding purchase orders for inventory approximating $17.3 million.   In addition, the Company has approximately $250,000 of raw materials on consignment from certain vendors.

The following table sets forth the future minimum payments required under the above debt and lease agreements at October 31, 2002:

	Payments Due by Fiscal Year
Contractual Obligations	2003 (1)	2004	2005	2006	2007	Thereafter	Total
Senior Long-Term Debt	$ 1,882	$ 2,214	$ 10,445	$ -	$ -	$ -	$ 14,541
Senior Line of Credit	-	-	28,284	-	-	-	28,284
Public Agency Long-Term Debt	244	341	297	299	307	971	2,459
P&J Long-Term Debt	82	88	-	-	-	-	170
P&J Line of Credit	-	280	-	-	-	-	280
Operating Leases	1,617	1,550	1,340	1,066	944	1,989	8,506
Other	31	26	13	-	-	-	70
Total Cash Obligations	$ 3,856 =====	$ 4,499 =====	$ 40,379 =====	$ 1,365 =====	$ 1,251 =====	$ 2,960 =====	$ 54,310 =====

(1) – Amounts for 2003 reflect the future minimum payments for the remaining nine months of the fiscal year.

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

Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B.  SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Company product is made to customer or industry specifications at an agreed upon price as typically specified in the customer purchase order.  Title passes to the customer at the point of shipment along with all the risks and rewards of ownership.  Customer orders are not released for shipment unless the customer is in good credit standing with the Company, which is internally evaluated by the Company's credit manager on an on-going basis.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognition would be delayed until such time as the transactions become realizable and fully earned.

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

Self-Insurance Reserves — The Company self-insures both a medical coverage program and an Oklahoma workers' compensation program for its employees.  The determination of reserves and expenses for these benefits is dependent on claims experience and the selection of certain assumptions used by actuaries in evaluating claims incurred, but not yet reported.  Reserves for claims under both programs are accrued based upon the Company's estimate of the aggregate liability for claims (including claims incurred, but not yet reported).  Significant changes in actual experience under either program or significant changes in assumptions may materially affect self-insured medical or workers' compensation reserves and future expense.

Accounting for Certain Long-Lived Assets — The Company evaluates its assets for impairment in accordance with Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  FAS 144 is effective for fiscal years beginning after December 15, 2001 with early application encouraged.  The Company reviews its long-lived assets for impairment based on estimated future non-discounted cash flows attributable to the assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.   In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.  While the Company believes its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the evaluations and result in a reduction of the carrying value of such assets.

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

Safe Harbor for Forward Looking Statements:  Certain statements in this Form 10-Q, including statements preceded by, or predicated upon the words "anticipates", "appears", "believes", "expects", "hopeful", "plans" or “should”, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein.  Such risks, uncertainties and factors include, among others: general economic and business conditions, competition from imports, changes in manufacturing technology, banking environment, monetary policy, raw material costs and availability, industry capacity, domestic competition, loss of significant customers and customer work stoppages, customer claims, technical and data processing capabilities, and insurance costs and availability.  The reader should refer to Part I, Item 1: "Forward Looking Statements" of the Company's Form 10-K for the year ended July 31, 2002 for additional information regarding this matter.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk — The Company's primary risk relates to changes in interest rates on its long-term debt under its senior debt facility.  At October 31, 2002, the senior debt facility represented $42.8 million of the total debt outstanding of $45.8 million.  A significant amount of the remaining debt of $3.0 million bears interest at fixed rates between 3 and 5 percent.  The Company's senior term and revolving debt bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or the Prime Rate.  Accordingly, the Company believes the carrying value of its variable rate, long-term debt approximates fair value.  The Company has not entered into derivative contracts or other financial instruments for speculative or trading purposes.  Furthermore, the Company has not used financial instruments in the past, such as interest rate swaps or hedges, to minimize the impact of interest rate fluctuations on earnings and cash flow, however, management could use such instruments if warranted based on estimates of future interest rates.  Using the average outstanding long-term debt under the senior debt facility for the first quarter of fiscal 2003 of $41.3 million, a one percent change in the floating rates would change annual cash flow and earnings before income taxes by approximately $413,000.

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

Item 4.   Controls and Procedures

            Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms. We do not expect that our disclosure controls and procedures or our other internal controls can prevent all error and all fraud or that our evaluation of these controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The benefits of controls and procedures must be considered relative to their costs, and the design of any system of controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations in controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

             Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

 There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation.

PART II  OTHER INFORMATION

Item  1.   Legal Proceedings

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

  Item  2.    Changes in Securities and Use of Proceeds

            None

  Item  3.    Defaults Upon Senior Securities

            None

  Item  4.    Submission of Matters to a Vote of Security Holders

            None

  Item  5.    Other Information

            None

  Item  6.    Exhibits and Reports on Form 8-K

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

             December 12, 2002                            /s/Michael P. Howard
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
                                                                        Chief Accounting Officer
                                                                        Vice President of Finance and Administration

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the Quarterly Report of Webco Industries, Inc. (the "Company") on Form 10-Q for the period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, F. William Weber, Chief Executive Officer, and I, Michael P. Howard, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

            This certification is deemed to accompany this Quarterly Report on Form 10-Q, but is not deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise.

/s/ F. William Weber                                          /s/ Michael P. Howard

F. William Weber                                              Michael P. Howard

Chief Executive Officer                                      Chief Financial Officer

December 12, 2002                                           December 12, 2002

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, F. William Weber, Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Webco Industries, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ F. William Weber
F. William Weber
Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael P. Howard, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Webco Industries, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ Michael P. Howard
Michael P. Howard
Chief Financial Officer