Form 10-Q
period 2003-01-31
WEBCO INDUSTRIES INC
filed 2003-03-14
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003
_________________________________________________________________________
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

NOT APPLICABLE                          [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,081,723 shares of Common Stock, $0.01 par value, as of February 28, 2003.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6-8
Report of Independent Accountants	9

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	10-18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	20

PART II OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 2. Changes in Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of
Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	22

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	January 31,	July 31,
	2003 -	2002 -
ASSETS

Current assets:
Cash	$ 95	$ 212
Accounts receivable, net	21,866	18,564
Inventories	42,261	34,307
Prepaid expenses	834	281
Deferred income tax asset	3,334	2,553

Total current assets	68,390	55,917

Property, plant and equipment, net	61,383	62,974

Notes receivable from related parties	2,534	2,508
Other assets, net	1,695	2,529

Total assets	$ 134,002 ======	$ 123,928 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 18,658	$ 17,673
Accrued liabilities	5,641	5,788
Current portion of long-term debt	3,508	3,135

Total current liabilities	27,807	26,596

Long-term debt	42,532	37,325

Deferred income tax liability	12,683	10,861

Commitments and contingencies - Note 3

Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares
authorized, 7,081,723 shares issued and outstanding	71	71
Additional paid-in capital	35,744	35,744
Retained earnings	15,165	13,331

Total stockholders' equity	50,980	49,146

Total liabilities and stockholders' equity	$ 134,002 ======	$ 123,928 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31, 2003		Six Months Ended January 31, 2003
	2003-	2002-	2003-	2002-

Net Sales	$ 43,138	$ 38,204	$ 87,451	$ 78,038
Cost of Sales	37,933	33,817	76,442	68,930

Gross Profit	5,205	4,387	11,009	9,108

Selling, general and administrative expenses	3,108	3,029	6,717	6,097
Litigation award – Note 3	-	1,580	-	1,580

Income from operations	2,097	2,938	4,292	4,591

Interest expense	554	773	1,183	1,697

Income before income taxes	1,543	2,165	3,109	2,894

Provision for income taxes	672	822	1,275	1,110

Income from continuing operations	871	1,343	1,834	1,784

Loss on discontinued operation, net of tax – Note 4	-	(10)	-	(42)

Net income	$ 871 ======	$ 1,333 ======	$ 1,834 ======	$ 1,742 ======

Net income per common share - basic:
Continuing operations	$ .12	$ .19	$ .26	$ .25
Discontinued operation	-	( - )	-	(.01)
Net income	$ .12 ======	$ .19 ======	$ .26 ======	$ .25 ======

Net income per common share - diluted:
Continuing operations	$ .12	$ .19	$ .26	$ .25
Discontinued operation	-	( - )	-	(.01)
Net income	$ .12 ======	$ .19 ======	$ .26 ======	$ .24 ======

Weighted average common shares outstanding:
Basic	7,082 ======	7,074 ======	7,082 ======	7,074 ======
Diluted	7,148 ======	7,139 ======	7,151 ======	7,133 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended January 31,
	2003 -	2002 -

Cash flows from operating activities:
Net income	$ 1,834	$ 1,742
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	3,469	3,516
(Gain) Loss on disposition of property, plant and equipment	(2)	11
Deferred tax expense	1,007	1,084
(Increase) decrease in:
Accounts receivable	(3,309)	826
Inventories	(7,954)	1,114
Prepaid and Other	(545)	(212)
Increase (decrease) in:
Accounts payable	(447)	(1,374)
Accrued liabilities	(117)	(133)
Net change from discontinued operation	(65)	(272)

Net cash provided by (used in) operating activities	(6,129)	6,302

Cash flows from investing activities:
Capital expenditures	(1,846)	(1,156)
Proceeds from sale of property, plant and equipment	2	5
Other	734	205
Net change from discontinued operation	-	(7)

Net cash used in investing activities	(1,110)	(953)

Cash flows from financing activities:
Proceeds from long-term debt	85,960	70,689
Principal payments on long-term debt	(80,380)	(75,880)
Debt issue costs	(32)	(106)
Increase in book overdrafts	1,574	(7)

Net cash provided by (used in) financing activities	7,122	(5,304)

Net increase (decrease) in cash	(117)	45

Cash, beginning of period	212	989

Cash, end of period	$ 95 ======	$ 1,034 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General

            The accompanying unaudited consolidated financial statements include the accounts of Webco Industries, Inc. (together with its subsidiary, “Webco” or the “Company”) and its wholly owned subsidiary Phillips & Johnston, Inc. All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.  In May, 2002, the Company sold substantially all of the assets of its QuikWater Division.  As a result, these consolidated financial statements and related footnotes have been adjusted to treat the sale as a discontinued operation.  The reader should refer to Note 4 - Discontinued Operation for additional information regarding this matter.

            The unaudited consolidated financial statements include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for the fair presentation of financial position at January 31, 2003, and results of operations for the three-month and six-month periods ended January 31, 2003 and 2002 and cash flows for the six-month periods ended January 31, 2003 and 2002.  Results for the three-month and six-month periods ended January 31, 2003 are not necessarily indicative of results that will be realized for the full 2003 fiscal year.  The year-end balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 2002.

            The Company’s independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants.  Pursuant to Rule 436 (c) under the Securities Act of 1933 their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 of that Act.

Note 2 - Inventories

            At January 31, 2003 and July 31, 2002, inventories were as follows (in thousands):

	January 31, 2003	July 31, 2002

Raw materials	$ 16,680	$ 13,341
Work-in-process	2,919	1,538
Finished goods	19,669	16,637
Maintenance parts and supplies	2,993	2,791

Total inventories	$ 42,261 ======	$ 34,307 ======

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

            In January 2002, the Company settled litigation with a vendor relating to equipment sold to the Company which did not perform to specifications.  The total judgment of $1.58 million was collected and no further action by either party is expected.  The reader should refer to Part II, Item 8: Note 8 – Commitments and Contingencies, in the footnotes to the consolidated financial statements included in the Company’s Form 10-K for the year ended July 31, 2002 for additional information regarding this matter.

Note 4 - Discontinued Operation

            On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company's QuikWater Division and on May 10, 2002, the Company sold substantially all of the assets of this segment to a group of independent investors and members of management of QuikWater, which included Ashley Weber, daughter of F. William Weber, Chairman and Chief Executive Officer of the Company.  The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  Accordingly, prior year results of the QuikWater segment have been classified as discontinued, and prior periods have been restated.  The reader should refer to Part II, Item 8: Note 5 - Discontinued Operation, in the footnotes to the consolidated financial statements included in the Company's Form 10-K for the year ended July 31, 2002 for additional information regarding this matter.

            Net sales from the discontinued operation for the three-month and six-month periods ended January 31, 2002 were $819,000 and $1,569,000.  For the same periods, the discontinued segment incurred pre-tax losses from operations of $16,000 and $68,000, or after-tax losses of $10,000 and $42,000, respectively.

Note 5 - Common Stock and Common Stock Equivalents

            Presented below is a reconciliation of the differences between actual weighted average shares outstanding and diluted weighted average shares (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2003	2002	2003	2002
Basic EPS:
Weighted average shares outstanding	7,082	7,074	7,082	7,074
Effect of dilutive securities: Options	66	65	69	59

Diluted EPS:
Diluted weighted average shares outstanding	7,148	7,139	7,151	7,133

Anti-dilutive options outstanding:
Number of options	682	653	682	653
Weighted average exercise price per share	$ 5.56 =====	$ 5.85 =====	$ 5.56 =====	$ 5.85 =====

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Webco Industries, Inc.

            We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiary as of January 31, 2003, and the related consolidated statements of operations for the three-month and six-month periods ended January 31, 2003 and 2002 and cash flows for the six-month periods ended January 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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
March 5, 2003

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

General

            Webco Industries, Inc., an Oklahoma corporation, was founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer.  Webco is a manufacturer of high-quality carbon steel and stainless steel tubing products designed to industry and customer specifications.  Webco is also a value-added distributor of these and other metal tubular products.  Webco's tubing products consist primarily of pressure and specialty tubing for use in durable and capital goods markets.  The Company's long-term strategy involves the pursuit of niche markets within the pressure and specialty tubing markets through the deployment of leading-edge manufacturing and information technology.  The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 950 customers throughout North America.

            Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its wholly-owned subsidiary, Phillips & Johnston, Inc., on a consolidated basis.

            In May, 2002, the Company sold substantially all of the assets of its QuikWater Division and the disposal was treated as a discontinued operation.  The reader should refer to Part II, Item 8: Note 5 - Discontinued Operation, in the footnotes to the consolidated financial statements included in the Company's Form 10-K for the year ended July 31, 2002 for additional information regarding this matter.

Results of Operations for the Three Months Ended January 31, 2003 Compared with the Three Months Ended January 31, 2002

            Pressure and Specialty Tubing Product sales for the quarter ended January 31, 2003 were $43,138,000, an increase of 12.9 percent from the $38,204,000 for the same quarter last year.  The $4,934,000increase in net sales is due to higher sales volumes of specialty tubing products  which has been enabled by the additional production gained from the Oil City, Pennsylvania expansion supplying carbon steel tubing products.  Downward pricing pressure continues along most of the Company’s specialty and pressure tubing product lines. The Company continues to pursue niche opportunities within the metal tubing markets.

            Gross profit for Pressure and Specialty Tubing Products increased to $5,205,000, or 12.1 percent of net sales,for the second quarter of fiscal 2003from $4,387,000, or 11.5 percent of net sales, for the same period in fiscal 2002.  Margins in fiscal 2003 reflect the increase in shipped tonnage and related production efficiencies at the Oil City facility.  In anticipation of price increases resulting from the enactment of trade tariffs in the spring of 2002, the Company made strategic purchases of raw materials in an effort to ease margin pressure.  However, margins continue to be pressured by increasing carbon steel raw material prices and downward pricing pressure remains strong throughout the specialty and pressure tubing markets.  The slightly lower margin in the fiscal 2002 second quarter reflects the lower volumes and utilization of the Oil City facility which has continued to improve since that time.

            Selling, general and administrative expenses were $3,108,000 for the second quarter of fiscal 2003 compared to $3,029,000 for the same quarter of fiscal 2002.  S,G&A costs were reduced in the current quarter by a pre-tax insurance recovery to the Company of $299,000 from the 2001 Oil City fire.  Without the insurance recovery in the current quarter, S,G&A costs increased $378,000, primarily due to a $125,000 increase in information technology expenses related to a system hardware migration and a $249,000 increase in general and administrative expenses principally related to employee incentive payments and executive bonus accruals based on improved financial performance.

            In January 2002, the Company settled litigation with a vendor relating to equipment sold to the Company which did not perform to specifications.  The total judgment of $1.58 million was collected and no further action by either party is expected.  The reader should refer to Part II, Item 8: Note 8 – Commitments and Contingencies, in the footnotes to the consolidated financial statements included in the Company’s Form 10-K for the year ended July 31, 2002 for additional information regarding this matter.

            Interest expense for the current period was $554,000 compared to $773,000 for the same quarter last year.  The decrease in interest is the result of the average level of debt under the Company’s senior debt facility for the three months ended January 31, 2003 being $41.9 million as compared to $43.4 million for the same period last year.  In addition, the average interest rate decreased to 4.6 percent in the second quarter of fiscal 2003 from 5.8 percent in the second quarter of fiscal 2002.  The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR.  Slightly lower borrowing levels have resulted from the Company's improved operating performance.  LIBOR, much like the prime rate, has experienced significant decreases since September 2001, which primarily led to the reduction in the average interest rate.  A further 1/2 percent reduction in the interest rates on the senior debt facility resulted from the Company’s improved operating performance in fiscal 2002.

            The recorded income tax provision for the quarter ended January 31, 2003 is based upon the estimated annual combined effective federal and state income tax rates.  The effective income tax rate for the current quarter of fiscal 2003 was 43.5 percent compared to 38.0 percent in the prior year period.  The higher effective tax rate resulted from the Company cashing in two key-man, whole-life insurance policies during the second quarter of fiscal 2003 and realizing a taxable gain on the transaction.  While the effective income tax rate for the full 2003 fiscal year is expected to be approximately 41.0 percent, the effective tax rate on future years’ income should return to the historical average of approximately 38.0 percent.

            The steel industry is characterized by changing customer demands, government influence on raw material and finished good import prices, as evidenced by government initiatives regarding tariffs, and financial instability among domestic steel producers.  Due to the tariffs enacted over the steel trade cases in the spring of 2002, as well as the resulting supply and demand imbalances, the Company's cost of carbon steel coils has increased significantly.  The Company's ability to raise prices to offset increasing steel costs may prove to be difficult, which could result in unsustainable  profit margins.  An increase in demand for steel tubing products, when it occurs, should improve the pricing environment for the Company’s products.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

            On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company's QuikWater Division and on May 10, 2002, the Company sold substantially all of the assets of this segment to a group of independent investors and members of management of QuikWater, which included Ashley Weber, daughter of F. William Weber, Chairman and Chief Executive Officer of the Company.  The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  Accordingly, prior year results of the QuikWater segment have been classified as discontinued, and prior periods have been restated.  The reader should refer to Part I, Item 1: Note 4 - Discontinued Operation, in the footnotes to the unaudited consolidated financial statements included in this Form 10-Q for additional information regarding this matter.

Results of Operations for the Six Months Ended January 31, 2003 Compared with the Six Months Ended January 31, 2002

            Pressure and Specialty Tubing Product sales for the six months ended January 31, 2003 were $87,451,000, an increase of 12.1 percent from the $78,038,000 for the same period last year.  The $9,413,000increase in net sales is due to higher sales volumes of specialty tubing products, which has been enabled by the additional production gained from the Oil City, Pennsylvania expansion supplying carbon steel tubing products. Downward pricing pressure continues along most of the Company’s specialty and pressure tubing product lines.  However, the Company continues to pursue niche opportunities within the metal tubing markets.

            Gross profit for Pressure and Specialty Tubing Products increased to $11,009,000, or 12.6 percent of net sales,for the first six months of fiscal 2003from $9,108,000, or 11.7 percent of net sales, for the same period in fiscal 2002.  Margins in fiscal 2003 reflect the increase in shipped tonnage and related production efficiencies at the Oil City facility.  The Company’s other facilities in Sand Springs and Mannford, Oklahoma, continue to perform as expected.  Margins continue to be pressured by increasing carbon steel raw material prices and downward pricing pressure remains strong throughout the specialty and pressure tubing markets.  The slightly lower margin in the first six months of fiscal 2002 reflects the lower volumes and utilization of the Oil City facility which have continued to improve since that time.

            Selling, general and administrative expenses were $6,717,000 for the first six months of fiscal 2003 compared to $6,097,000 for the same period in fiscal 2002.  The current six-month period includes a pre-tax insurance recovery to the Company of $299,000 from the 2001 Oil City fire.  Without the insurance recovery in the current quarter, S,G&A costs increased $919,000 primarily due to a $228,000 increase in information technology expenses related to a system hardware migration and a $630,000 increase in general and administrative expenses principally related to employee incentive payments and executive bonus accruals related to improved financial performance.

            In January 2002, the Company settled litigation with a vendor relating to equipment sold to the Company which did not perform to specifications.  The total judgment of $1.58 million was collected and no further action by either party is expected.

            Interest expense for the current six-month period was $1,183,000 compared to $1,697,000 for the same period last year.  The decrease in interest is the result of the average level of debt under the Company’s senior debt facility for the six months ended January 31, 2003 being $41.6 million as compared to $44.9 million for the same period last year.  In addition, the average interest rate decreased to 4.9 percent in the first six months of fiscal 2003 from 6.4 percent in the same period last year.  The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR.  Lower borrowing levels have resulted from the Company's improved operating performance.  LIBOR, much like the prime rate, has experienced significant decreases since September 2001, which primarily led to the reduction in the average interest rate.  A further 1/2 percent reduction in the interest rates on the senior debt facility resulted from the Company’s improved operating performance in fiscal 2002.

            The recorded income tax provision for the six months ended January 31, 2003 is based upon the estimated annual combined effective federal and state income tax rates.  The effective income tax rate for the first six months of fiscal 2003 was 41.0 percent compared to 38.4 percent in the prior year period.  The higher effective tax rate resulted from the Company cashing in two key-man, whole-life insurance policies during the second quarter of fiscal 2003 and realizing a taxable gain on the transaction.  While the effective income tax rate for the full 2003 fiscal year is expected to be approximately 41.0 percent, the effective tax rate on future years’ income should return to the historical average of approximately 38.0 percent.

            The reader should refer to Part I, Item 1: Note 4 - Discontinued Operation, in the footnotes to the unaudited consolidated financial statements included in this Form 10-Q for additional information regarding the divestiture of the QuikWater segment during 2002.

Liquidity and Capital Resources

            Net cash used in operations was $6,129,000 for the six months ended January 31, 2003 versus net cash provided by operations of $6,302,000 for the six month period ended January 31, 2002.  Accounts receivable increased $3,309,000 during the current period and decreased $826,000 for the same period last year.  The current year period experienced stronger sales compared to the prior year accounting for most of the increase in accounts receivable.  Inventories increased $7,954,000 for the period ended January 31, 2003, due to strategic purchase commitments for raw materials made in prior quarters in anticipation of rising prices and higher purchased finished goods inventories.  Management currently believes the risk of further significant carbon steel price increases has diminished and is proceeding with strategies to reduce current inventory levels.  Despite the increases in inventory levels, average inventory turned four times on an annualized basis during the first six months of fiscal 2003.  This is consistent with the inventory turn rate over the past three fiscal years.  Accounts payable decreased $447,000 during the current period as a result of slowing inventory purchases towards the end of the period, which are aimed at reducing inventories.

            Net cash used in investing activities for the six months ended January 31, 2003 was $1,110,000, which was slightly more than the $953,000 used in investing activities during the same period in fiscal 2002.  Capital expenditures made during the current period primarily related to technology investments for stainless tube-making and a hardware migration for the Company’s primary computer systems.  Prior period expenditures were primarily related to the completion of the Oil City facility.

            The Company’s capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced.  The Company has followed a capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies.  The Company is currently focused on inventory reduction and other working capital management strategies in an effort to reduce outstanding debt.  Capital spending plans for 2003 primarily consist of continued deployment of technology investments for stainless tube-making, development of value-added capabilities for the Company’s increased carbon capacity and normal facility maintenance spending, which is expected to be less than $3.5 million for the year.  The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

            The Company's senior debt facilities with its primary lender provide for a term loan of $15.5 million, and a line of credit of $32 million.  As of January 31, 2003, the Company had $13.8 million outstanding on the senior debt facility term loan and $29.1 million on the related revolving line of credit. The maturity date of the debt facilities is May 1, 2005 and the loans are collateralized by substantially all of the Company’s assets.  The Company is permitted to have borrowings and outstanding letters of credit ($1,025,000 at January 31, 2003) under the revolving credit facility up to the lesser of $32 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable.  At January 31, 2003, $1.9 million ($1.1 million at February 28, 2003) was available for borrowing on the line of credit under the terms of the note agreement.  Notwithstanding the $32 million revolving loan cap, the Company had borrowing base in excess of the revolver loan balance of approximately $7.8 million at January 31, 2003 ($7.6 million at February 28, 2003).  This excess collateral can not be accessed for current borrowing unless the Company modifies the terms of the revolving line of credit.  Principal payments on the term loan of $184,500, plus interest, are due each month until maturity.  Along with the scheduled principal payments, the Company is required to make additional principal payments based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility.  An additional payment of $221,500 will be made during the third quarter of 2003 based on the Company's performance in the second quarter of 2003.

            The Company's debt facility contains covenants regarding debt coverage and the ratio of liabilities to equity.  The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum average borrowing base availability without considering the $32 million revolving loan cap.  As of January 31, 2003, the Company was in compliance with all such covenants under the existing facility.

            The Company has arranged financing with various public agencies related to the Oil City facility, of which, $2.38 million is outstanding and no additional amounts remain available for borrowing as of January 31, 2003.  The agency loans are collateralized by the underlying real estate and/or equipment.  The notes mature over a 3 to 9 year period and bear interest at rates ranging from 3 to 5 percent.

            P&J has a line of credit agreement of $1,500,000, a capital expenditure (“CAPEX”) facility of $500,000 and a term loan of $500,000 with its primary lender.  As of January 31, 2003, the Company had $143,000 outstanding on the term loan and $600,000 under the line of credit.  The line of credit matures on November 30, 2003, the CAPEX facility matures on November 30, 2007, and the term loan matures in April 2004.  The loans are collateralized by P&J’s assets.  At January 31, 2003, $900,000 was available for borrowing under the revolving line of credit and $500,000 was available on the CAPEX facility.

            In addition to the above debt arrangements, the Company leases certain buildings and machinery and equipment under non-cancelable operating leases.  Under certain of these leases the Company is obligated to pay property taxes, insurance, repairs and other costs related to the leased property.

            The Company enters into purchase commitments with steel vendors as part of the ordinary course of business.  The Company is currently committed on outstanding purchase orders for inventory approximating $18.2 million.

The following table sets forth the future minimum payments required under the above debt and lease agreements at January 31, 2003:

	Payments Due by Fiscal Year
Contractual Obligations	2003 (1)	2004	2005	2006	2007	Thereafter	Total
Senior Long-Term Debt	$ 1,329	$ 2,214	$ 10,222	$ -	$ -	$ -	$ 13,765
Senior Line of Credit	-	-	29,105	-	-	-	29,105
Public Agency Long-Term Debt	160	341	297	299	307	971	2,375
P&J Long-Term Debt	55	88	-	-	-	-	143
P&J Line of Credit	-	600	-	-	-	-	600
Operating Leases	1,130	1,614	1,425	1,165	979	2,023	8,336
Other	13	26	13	-	-	-	52
Total Cash Obligations	$ 2,687 =====	$ 4,883 =====	$ 41,062 =====	$ 1,464 =====	$ 1,286 =====	$ 2,994 =====	$ 54,376 =====

(1) – Amounts for 2003 reflect the future minimum payments for the remaining six months of the fiscal year.

            Management believes its current capital structure is adequate for current operations and to allow for planned capital additions and improvements.  Interest rate increases or lack of capital availability could limit capital spending or the working capital necessary to take advantage of growth opportunities.

Significant Accounting Policies

            The Company's significant accounting policies require the application of judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  These judgments are based on historical experience, terms of existing purchase arrangements, observance of trends in the industry, information provided by customers and information provided from outside sources, as appropriate.  Significant accounting policies include:

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

New Accounting Pronouncements

            In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123" (FAS 148).  FAS 148 is effective for fiscal years ending after December 15, 2002.  This statement amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and amends Accounting Principles Board Opinion No. 28 “Interim Financial Reporting”.  FAS 148 does not change the provisions of FAS 123 that permit entities to continue applying the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees" ("APB 25").  Since the Company applies APB 25, the Company’s accounting for stock-based compensation will not change as a result of FAS 148. FAS 148 does require certain new disclosures in both annual and interim financial statements. The new required annual disclosures will be effective for the fiscal year ending July 31, 2003 and will be included in Note 1 of the Company’s financial statements.  The new interim disclosure provisions will be effective for the Company’s third quarter ending April 30, 2003.

            On November 25, 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45").  FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.  For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance.  The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.  The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation.  The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002.  The Company does not believe the adoption of FIN 45 will be material to its consolidated financial statements.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk — The Company's primary risk relates to changes in interest rates on its long-term debt under its senior debt facility.  At January 31, 2003, the senior debt facility represented $42.9 million of the total debt outstanding of $46.0 million.  A significant amount of the remaining debt of $3.0 million bears interest at fixed rates between 3 and 5 percent.  The Company's senior term and revolving debt bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or the Prime Rate.  Accordingly, the Company believes the carrying value of its variable rate, long-term debt approximates fair value.  The Company has not entered into derivative contracts or other financial instruments for speculative or trading purposes.  Furthermore, the Company has not used financial instruments in the past, such as interest rate swaps or hedges, to minimize the impact of interest rate fluctuations on earnings and cash flow, however, management could use such instruments if warranted based on estimates of future interest rates.  Using the average outstanding long-term debt under the senior debt facility for the first quarter of fiscal 2003 of $41.9 million, a one percent change in the floating rates would change annual cash flow and earnings before income taxes by approximately $419,000.

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

Natural Gas Risk — The Company uses natural gas in significant quantities as part of its manufacturing processes.  From time to time, the Company experiences significant increases and decreases in the price of natural gas.  The Company's ability to raise prices to offset increasing gas costs may prove to be difficult, which could result in declines in profit margins.  The Company is not currently a party to any derivative contracts or other financial instruments involving natural gas.  Management could use such instruments if warranted based on estimates of future prices.  The average amount of natural gas used in the first six months of fiscal 2003 was approximately 35,000 mcf per month.  Based on expected usage, a one dollar per mcf change in the price of natural gas could change quarterly cash flow and earnings before income taxes by approximately $105,000.  The Company’s average price of natural gas was approximately $4.50 and $4.00 per mcf for the three months and six months ended January 31, 2003, respectively.  Due to current economic conditions and the uncertainty surrounding the Middle East, the Company expects increases in natural gas prices of $2 to $3 per mcf for the third quarter of 2003.  The Company anticipates natural gas prices will average back toward prices experienced in the second quarter during the fourth quarter of fiscal 2003.

Item 4.            Controls and Procedures

            Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms. We do not expect that our disclosure controls and procedures or our other internal controls can prevent all error and all fraud or that our evaluation of these controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  The benefits of controls and procedures must be considered relative to their costs, and the design of any system of controls is based in part upon assumptions about the likelihood of future events.  The Company’s disclosure controls and procedures and other internal controls can only provide reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions.    Because of these and other inherent limitations in controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

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

Item  2.           Changes in Securities and Use of Proceeds
            None

Item  3.           Defaults Upon Senior Securities
            None

Item  4.           Submission of Matters to a Vote of Security Holders

            On December 4, 2002 the Company held its annual stockholders meeting.  During that meeting the following directors were elected to three-year terms:

                                                                   For                         Abstain
            F. William Weber                     6,443,662                    62,727
            Dana S. Weber                        6,479,421                    26,968

The following director's terms will continue: Dr. Kenneth E. Case, Jack D. McCarthy, Christopher L. Kowalski, Bradley S. Vetal.

            The appointment of PricewaterhouseCoopers LLP as auditors for 2003 was ratified by the following vote:

                                                      For                         Against                    Withheld
                                                6,468,949                    21,845                      15,595

Item  5.           Other Information
            None

Item  6.           Exhibits and Reports on Form 8-K

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

            March 14, 2003                                   /s/Michael P. Howard
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

Date: March 14, 2003

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

Date: March 14, 2003

/s/ Michael P. Howard
Michael P. Howard
Chief Financial Officer