Form 10-Q
period 2003-04-30
WEBCO INDUSTRIES INC
filed 2003-06-12
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark one)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended       April 30, 2003
                                                             _____________________________________________________________________________

or

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________________ to ____________________.

Commission File Number:    0-23242
__________________________________________________________

WEBCO INDUSTRIES, INC.
___________________________________________________________________________________________________________________________________________________________________________________________
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
___________________________________________________________________________________________________________________________________________________________________________________________
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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                        [ X ] Yes     [  ] No

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                [  ] Yes     [ X ] No

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,081,723 shares of Common Stock, $0.01 par value, as of May 31, 2003.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6-9
Report of Independent Accountants	10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	21

PART II OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 2. Changes in Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of
Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	23

WEBCO INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	April 30,	July 31,
	2003 -	2002 -
ASSETS

Current assets:
Cash	$ 164	$ 212
Accounts receivable, net	22,499	18,564
Inventories	38,621	34,307
Prepaid expenses	994	281
Deferred income tax asset	3,373	2,553

Total current assets	65,651	55,917

Property, plant and equipment, net	60,453	62,974

Notes receivable from related parties	2,547	2,508
Other assets, net	1,519	2,529

Total assets	$ 130,170 ======	$ 123,928 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 17,048	$ 17,673
Accrued liabilities	5,872	5,788
Current portion of long-term debt	3,061	3,135

Total current liabilities	25,981	26,596

Long-term debt	40,374	37,325

Deferred income tax liability	12,768	10,861

Commitments and contingencies - Note 3

Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares
authorized, 7,081,723 shares issued and outstanding	71	71
Additional paid-in capital	35,744	35,744
Retained earnings	15,232	13,331

Total stockholders' equity	51,047	49,146

Total liabilities and stockholders' equity	$ 130,170 ======	$ 123,928 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30, 2003		Nine Months Ended April 30, 2003
	2003 -	2002 -	2003 -	2002 -

Net Sales	$ 44,704	$ 40,151	$ 132,155	$ 118,189
Cost of Sales	41,380	34,917	117,822	103,847

Gross Profit	3,324	5,234	14,333	14,342

Selling, general and administrative expenses	2,676	3,633	9,393	9,730
Litigation award - Note 3	-	-	-	1,580

Income from operations	648	1,601	4,940	6,192

Interest expense	535	694	1,718	2,391

Income before income taxes	113	907	3,222	3,801

Provision for income taxes	46	348	1,321	1,458

Income from continuing operations	67	559	1,901	2,343

Loss on discontinued operation, net of tax - Note 4	-	(773)	-	(815)

Net income	$ 67 ======	$ (214) ======	$ 1,901 ======	$ 1,528 ======

Net income (loss) per common share - basic:
Continuing operations	$ .01	$ .08	$ .27	$ .33
Discontinued operation	-	(.11)	-	(.12)
Net income (loss)	$ .01 ======	$ (.03) ======	$ .27 ======	$ .22 ======

Net income (loss) per common share - diluted:
Continuing operations	$ .01	$ .08	$ .27	$ .33
Discontinued operation	-	(.11)	-	(.12)
Net income (loss)	$ .01 ======	$ (.03) ======	$ .27 ======	$ .21 ======

Weighted average common shares outstanding:
Basic	7,082 ======	7,079 ======	7,082 ======	7,076 ======
Diluted	7,146 ======	7,185 ======	7,149 ======	7,144 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended April 30,

	2003	2002

Cash flows from operating activities:
Net income	$ 1,901	$ 1,528
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Loss on disposal of discontinued operation	-	914
Depreciation and amortization	5,184	5,350
(Gain) Loss on disposition of property, plant and equipment	(2)	9
Deferred tax expense	1,024	895
(Increase) decrease in:
Accounts receivable	(3,942)	190
Inventories	(4,314)	3,249
Prepaid and Other	(689)	(182)
Increase (decrease) in:
Accounts payable	(3,227)	(5,177)
Accrued liabilities	142	965
Net change from discontinued operation	(93)	(8)

Net cash provided by (used in) operating activities	(4,016)	7,733

Cash flows from investing activities:
Capital expenditures	(2,352)	(2,419)
Proceeds from sale of property, plant and equipment	2	7
Repayment of stockholder advances	-	50
Other	844	131
Net change from discontinued operation	-	(11)

Net cash used in investing activities	(1,506)	(2,242)

Cash flows from financing activities:
Proceeds from long-term debt	125,020	107,536
Principal payments on long-term debt	(122,045)	(117,056)
Proceeds from stock options exercised	-	12
Debt issue costs	(32)	(121)
Increase in book overdrafts	2,531	3,338

Net cash provided by (used in) financing activities	5,474	(6,291)

Net increase (decrease) in cash	(48)	(800)

Cash, beginning of period	212	989

Cash, end of period	$ 164 ======	$ 189 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

            The accompanying unaudited consolidated financial statements include the accounts of Webco Industries, Inc. (together with its subsidiary, "Webco" or the "Company") and its wholly owned subsidiary Phillips & Johnston, Inc. All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.  In May, 2002, the Company sold substantially all of the assets of its QuikWater Division.  As a result, the fiscal 2002 consolidated financial statements and related footnotes have been adjusted to treat the sale as a discontinued operation.  The reader should refer to Note 4 - Discontinued Operation for additional information regarding this matter.

            The unaudited consolidated financial statements include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for the fair presentation of financial position at April 30, 2003, and results of operations for the three-month and nine-month periods ended April 30, 2003 and 2002 and cash flows for the nine-month periods ended April 30, 2003 and 2002.  Results for the three-month and nine-month periods ended April 30, 2003 are not necessarily indicative of results that will be realized for the full 2003 fiscal year.  The year-end balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 2002.

            The Company's independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants.  Pursuant to Rule 436 (c) under the Securities Act of 1933, their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Sections 7 and 11 of that Act.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General, continued

            The Company accounts for its 1994 Stock Incentive Plan (the "Plan") under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", to stock-based employee compensation (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2003 .	2002 .	2003 .	2002 .
Net income (loss), as reported	$ 67	$ (214)	$ 1,901	$ 1,528
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(44)	(46)	(101)	(114)
Pro forma net income (loss)	$ 23 =====	$ (260) =====	$ 1,800 =====	$ 1,414 =====

Earnings (loss) per share:
Basic-as reported	$ .01 =====	$ (.03) =====	$ .27 =====	$ .22 =====
Basic-pro forma	$ .00 =====	$ (.04) =====	$ .25 =====	$ .20 =====

Diluted-as reported	$ .01 =====	$ (.03) =====	$ .27 =====	$ .21 =====
Diluted-pro forma	$ .00 =====	$ (.04) =====	$ .25 =====	$ .20 =====

Note 2 - Inventories

            At April 30, 2003 and July 31, 2002, inventories were as follows (in thousands):

	April 30, 2003	July 31, 2002

Raw materials	$ 13,881	$ 13,341
Work-in-process	2,558	1,538
Finished goods	19,196	16,637
Maintenance parts and supplies	2,986	2,791
Total inventories	$ 38,621 =====	$ 34,307 =====

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Commitments and Contingencies

            The Company is party to various lawsuits and claims arising in the ordinary course of business.  Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

            In January 2002, the Company settled litigation with a vendor relating to equipment sold to the Company which did not perform to specifications.  The total judgment of $1.58 million was collected and no further action by either party is expected.  The reader should refer to Part II, Item 8: Note 8 - Commitments and Contingencies, in the footnotes to the consolidated financial statements included in the Company's Form 10-K for the year ended July 31, 2002 for additional information regarding this matter.

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

            Net sales from the discontinued operation for the three-month and nine-month periods ended April 30, 2002 were $343,000 and $1,912,000.  For the same periods, the discontinued segment incurred pre-tax losses from operations and disposal of $1,246,000 and $1,314,000, or after-tax losses of $773,000 and $815,000, respectively.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Common Stock and Common Stock Equivalents

            Presented below is a reconciliation of the differences between actual weighted average shares outstanding and diluted weighted average shares (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2003 .	2002 .	2003 .	2002 .
Basic EPS:
Weighted average shares outstanding	7,082	7,079	7,082	7,076
Effect of dilutive securities: Options	64	106	67	68

Diluted EPS:
Diluted weighted average shares outstanding	7,146 =====	7,185 =====	7,149 =====	7,144 =====

Anti-dilutive options outstanding:
Number of options	680 =====	438 =====	680 =====	606 =====
Weighted average exercise price per share	$ 5.56 =====	$ 6.55 =====	$ 5.56 =====	$ 5.87 =====

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Webco Industries, Inc.

            We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiary as of April 30, 2003, and the related consolidated statements of operations for the three-month and nine-month periods ended April 30, 2003 and 2002 and cash flows for the nine-month periods ended April 30, 2003 and 2002.  These financial statements are the responsibility of the Company's management.

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

            We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 25, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of July 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
May 30, 2003

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

Results of Operations for the Three Months Ended April 30, 2003 Compared with the Three Months Ended April 30, 2002

            Pressure and Specialty Tubing Product sales for the quarter ended April 30, 2003 were $44,704,000, an increase of 11.3 percent from the $40,151,000 for the same quarter last year.  The $4,553,000 increase in net sales is due to higher sales volumes of specialty tubing products, which has been enabled by the additional production gained from the Oil City, Pennsylvania expansion supplying carbon steel tubing products and the additional production gained from investments at the stainless tube production facility in Mannford, Oklahoma.  Competitive pricing continues along most of the Company's specialty and pressure tubing product lines.  The Company continues to pursue niche opportunities within the metal tubing markets despite the softness in the economy.

            Gross profit for Pressure and Specialty Tubing Products decreased to $3,324,000, or 7.4 percent of net sales, for the third quarter of fiscal 2003 from $5,234,000, or 13.0 percent of net sales, for the same period in fiscal 2002.  Gross profit margins in fiscal 2003 were negatively impacted by a two week mill outage at the Company's Sand Springs, Oklahoma, facility in February and softness in demand that coincided with the war in Iraq.  The reduction in shipped tonnage at the Sand Springs facility lowered gross profit by approximately $875,000 compared to the prior year quarter.  The Company partially mitigated slowing demand by pursuing new sales opportunities and increasing production late in the quarter, although the incremental margin was lower.  In addition, along with increased carbon steel raw material prices and higher natural gas prices, the Company's Oil City facility did not perform as efficiently as expected during the fiscal 2003 third quarter resulting in a further decline in gross profit of approximately $835,000.  The higher margins in Fiscal 2002 reflect the lower raw material costs prior to the enactment of trade tariffs in the spring of 2002.

            Selling, general and administrative expenses were $2,676,000 for the third quarter of fiscal 2003 compared to $3,633,000 for the same quarter of fiscal 2002.  S,G&A costs in the current quarter decreased primarily due to a $604,000 reduction in employee incentive payments and executive bonus accruals due to the decline in financial performance and a $331,000 decrease in general and administrative expenses primarily caused by lower legal, sales and bad debt expenses.

            Interest expense for the current period was $535,000 compared to $694,000 for the same quarter last year.  The decrease in interest is the result of the average interest rate under the Company's senior debt facility for the three months ended April 30, 2003 being 4.25 percent as compared to 5.53 percent during the third quarter of fiscal 2002.  The average level of debt increased to $42.7 million from $39.5 million for the same period last year.  The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR.  Slightly higher borrowing levels have resulted from the Company's higher inventory levels.  LIBOR, much like the prime rate, has experienced significant decreases since September 2001, which primarily led to the reduction in the average interest rate.  A further 1/2 percent reduction in the interest rates on the senior debt facility occurred in October 2003 as a result of the Company's improved operating performance in fiscal 2002.

            The recorded income tax provision for the quarter ended April 30, 2003 is based upon the estimated annual combined effective federal and state income tax rates.  The effective income tax rate for the current quarter of fiscal 2003 was 41.0 percent compared to 38.4 percent in the prior year period.  The higher effective tax rate resulted from the Company cashing in two key-man, whole-life insurance policies during the second quarter of fiscal 2003 and realizing a taxable gain on the transaction.  While the effective income tax rate for the full 2003 fiscal year is expected to be approximately 41.0 percent, the effective tax rate on future years' income should return to the historical average of approximately 38.0 percent.

            The steel industry is characterized by changing customer demands, government influence on raw material and finished good import prices, as evidenced by government initiatives regarding tariffs, and financial instability among domestic steel producers.  Due to the tariffs enacted over the steel trade cases in the spring of 2002, as well as the resulting supply and demand imbalances, the Company's cost of carbon steel coils has increased significantly.  The Company's ability to raise prices to offset increasing steel costs may prove to be difficult, which could result in unsustainable profit margins.  An increase in demand for steel tubing products, when it occurs, should improve the pricing environment for the Company's products.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

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

Results of Operations for the Nine Months Ended April 30, 2003 Compared with the Nine Months Ended April 30, 2002

            Pressure and Specialty Tubing Product sales for the nine months ended April 30, 2003 were $132,155,000, an increase of 11.8 percent from the $118,189,000 for the same period last year.  The $13,966,000 increase in net sales is due to higher sales volumes of specialty tubing products.  The additional production gained from the Oil City, Pennsylvania expansion supplying carbon steel tubing products accounted for more than half of the revenue increase.  Competitive pricing continues along most of the Company's specialty and pressure tubing product lines.  Sluggish demand for a number of products coincided with the war in Iraq, which was partially mitigated by pursuing new sales opportunities and improved production late in the third quarter.  The Company continues to pursue niche opportunities within the metal tubing markets despite the softness in the economy.

            Gross profit for Pressure and Specialty Tubing Products remained essentially unchanged at $14,333,000, or 10.8 percent of net sales, for the first nine months of fiscal 2003 from $14,342,000, or 12.1 percent of net sales, for the same period in fiscal 2002.  Margins in fiscal 2003 were negatively impacted by the increase in raw material prices and the two week mill outage at the Company's Sand Springs, Oklahoma, facility in February.  The Company's Oil City facility also did not perform as expected during the fiscal 2003 third quarter.  Gross profit margins continue to be pressured by excess industry supply throughout the specialty and pressure tubing markets.  Gross profit margins at the Company's Oil City and Sand Springs facilities were further depressed by higher natural gas prices during the third quarter of fiscal 2003.

            Selling, general and administrative expenses were $9,393,000 for the first nine months of fiscal 2003 compared to $9,730,000 for the same period in fiscal 2002.  The current nine-month period includes a pre-tax insurance recovery to the Company of $299,000 from the 2001 Oil City fire.  Without the insurance recovery in the current quarter, S,G&A costs decreased only $38,000.   During fiscal 2003 the Company had a $231,000 increase in information technology expenses related to a system hardware migration and a $98,000 increase in sales expenses principally offset by a $396,000 decrease in employee incentive payments and executive bonus accruals due to the Company not meeting certain financial performance expectations.

            In January 2002, the Company settled litigation with a vendor relating to equipment sold to the Company which did not perform to specifications.  The total judgment of $1.58 million was collected and no further action by either party is expected.  The reader should refer to Part II, Item 8: Note 8 - Commitments and Contingencies, in the footnotes to the consolidated financial statements included in the Company's Form 10-K for the year ended July 31, 2002 for additional information regarding this matter.

            Interest expense for the current nine-month period was $1,718,000 compared to $2,391,000 for the same period last year.  The decrease in interest is the result of the average interest rate under the Company's senior debt facility for the nine months ended April 30, 2003 being 4.7 percent as compared to 6.1 percent in the same period last year.  In addition, the average level of debt for the nine months ended April 30, 2003 was $42.0 million as compared to $43.1 million for the same period last year.  Despite higher sales and inventory levels during the first nine months of fiscal 2003, average borrowings remain lower than the comparable prior year period.  The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR.  LIBOR, much like the prime rate, has experienced significant decreases since September 2001, which primarily led to the reduction in the average interest rate.  A further 1/2 percent reduction in the interest rates on the senior debt facility occurred in October 2003 as a result of the Company's improved operating performance in fiscal 2002.

            The recorded income tax provision for the nine months ended April 30, 2003 is based upon the estimated annual combined effective federal and state income tax rates.  The effective income tax rate for the first nine months of fiscal 2003 was 41.0 percent compared to 38.4 percent in the prior year period.  The higher effective tax rate resulted from the Company cashing in two key-man, whole-life insurance policies during the second quarter of fiscal 2003 and realizing a taxable gain on the transaction.  While the effective income tax rate for the full 2003 fiscal year is expected to be approximately 41.0 percent, the effective tax rate on future years' income should return to the historical average of approximately 38.0 percent.

            The reader should refer to Part I, Item 1: Note 4 - Discontinued Operation, in the footnotes to the unaudited consolidated financial statements included in this Form 10-Q for additional information regarding the divestiture of the QuikWater segment during 2002.

Liquidity and Capital Resources

            Net cash used in operations was $4,016,000 for the nine months ended April 30, 2003 versus net cash provided by operations of $7,733,000 for the nine month period ended April 30, 2002.  Accounts receivable increased $3,942,000 during the current period and decreased $190,000 for the same period last year.  The current year period experienced stronger sales compared to the prior year accounting for most of the increase in accounts receivable.  Inventories also increased $4,314,000 for the period ended April 30, 2003, due to higher priced raw materials, strategic purchases made in anticipation of rising prices and higher purchased finished goods inventories.  Management currently believes the risk of further significant carbon steel price increases has diminished and is proceeding with strategies to reduce current inventory levels.  Despite the increases in inventory levels, average inventory turned four times on an annualized basis during the first nine months of fiscal 2003.  This is consistent with the inventory turn rate over the past three fiscal years.  Accounts payable decreased $3,227,000 during the current period as a result of slowing inventory purchases towards the end of the period, which are aimed at reducing inventories.

            Net cash used in investing activities for the nine months ended April 30, 2003 was $1,506,000, which was slightly less than the $2,242,000 used in investing activities during the same period in fiscal 2002.  The decrease was primarily caused by receiving $822,000 of proceeds from cashing in two key-man, whole life insurance policies during the second quarter of fiscal 2003, which offset capital expenditures for the nine-month period.  Capital expenditures made during the current period primarily related to technology investments for stainless tube-making and a hardware migration for the Company's primary computer systems.  Prior period expenditures were primarily limited to minor projects and normal maintenance spending.

            The Company's capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced.  The Company has made, and will continue to make, capital expenditures as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies.  The Company is currently focused on inventory reduction and other working capital management strategies in an effort to reduce outstanding debt.  Capital spending plans for 2003 primarily consist of continued deployment of technology investments for stainless tube-making, development of value-added capabilities for the Company's increased carbon capacity and normal facility maintenance spending, which is expected to be in the range of $3.0 to $4.0 million for the year.  The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

            The Company's senior debt facilities with its primary lender provide for a term loan of $15.5 million, and a line of credit of $32 million.  As of April 30, 2003, the Company had $13.2 million outstanding on the senior debt facility term loan and $27.6 million on the related revolving line of credit.  The maturity date of the debt facilities is May 1, 2005 and the loans are collateralized by substantially all of the Company's assets.  The Company is permitted to have borrowings and outstanding letters of credit ($1,025,000 at April 30, 2003) under the revolving credit facility up to the lesser of $32 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable.  At April 30, 2003, $3.4 million ($2.6 million at May 31, 2003) was available for borrowing on the line of credit.  Notwithstanding the $32 million revolving loan cap, the Company had borrowing base in excess of the revolver loan balance of approximately $8.4 million at April 30, 2003 ($5.8 million at May 31, 2003).  This excess collateral can not be accessed for current borrowing unless the Company modifies the terms of the revolving line of credit.  Principal payments on the term loan of $184,500, plus interest, are due each month until maturity.  Along with the scheduled principal payments, the Company is required to make additional principal payments based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility.  An additional payment of $221,500 will be made during the fourth quarter of 2003 based on the excess cash flow calculation for the third quarter of 2003.

            The Company's debt facility contains covenants regarding debt coverage and the ratio of liabilities to equity.  The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum average borrowing base availability without considering the $32 million revolving loan cap.  As of April 30, 2003, the Company was in compliance with all such covenants under the existing facility.

            The Company has arranged financing with various public agencies related to the Oil City facility, of which, $2.29 million is outstanding and no additional amounts remain available for borrowing as of April 30, 2003.  The agency loans are collateralized by the underlying real estate and/or equipment.  The notes mature over a 3 to 9 year period and bear interest at rates ranging from 3 to 5 percent.

            P&J has a line of credit agreement of $1,500,000, a capital expenditure ("CAPEX") facility of $500,000 and a term loan of $500,000 with its primary lender.  As of April 30, 2003, $116,000 was outstanding on the term loan and $150,000 on the line of credit.  The line of credit matures on November 30, 2003, the CAPEX facility matures on November 30, 2007, and the term loan matures in April 2004.  The loans are collateralized by P&J's assets.  At April 30, 2003, $1,350,000 was available for borrowing under the revolving line of credit and $500,000 was available on the CAPEX facility.

            In addition to the above debt arrangements, the Company leases certain buildings and machinery and equipment under non-cancelable operating leases.  Under certain of these leases the Company is obligated to pay property taxes, insurance, repairs and other costs related to the leased property.

            The Company enters into purchase commitments with steel vendors as part of the ordinary course of business.  The Company is currently committed on outstanding purchase orders for inventory approximating $22.0 million.

The following table sets forth the future minimum payments required under the above debt and lease agreements at April 30, 2003:

	Payments Due by Fiscal Year
Contractual Obligations	2003 (1)	2004	2005	2006	2007	Thereafter	Total
Senior Long-Term Debt	$ 997	$ 2,214	$ 10,001	$ -	$ -	$ -	$ 13,212
Senior Line of Credit	-	-	27,620	-	-	-	27,620
Public Agency Long-Term Debt	77	341	297	299	307	971	2,292
P&J Long-Term Debt	28	88	-	-	-	-	116
P&J Line of Credit	-	150	-	-	-	-	150
Operating Leases	612	1,626	1,429	1,165	979	2,023	7,834
Other	6	26	13	-	-	-	45
Total Cash Obligations	$ 1,720 =====	$ 4,445 =====	$ 39,360 =====	$ 1,464 =====	$ 1,286 =====	$ 2,994 =====	$ 51,269 =====

(1) - Amounts for 2003 reflect the future minimum payments for the remaining three months of the fiscal year.

            Management believes its current capital structure is adequate for current operations and to allow for planned capital additions and improvements.  Interest rate increases or lack of capital availability could limit capital spending or the working capital necessary to take advantage of growth opportunities.  Management is currently negotiating an increase of its revolving line of credit in order to fully access the excess borrowing base created by increased inventories and accounts receivable.

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

Inventories - The Company values inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory.  Cost for raw materials, work-in-process, finished goods and maintenance parts and supplies are determined on the weighted average cost method.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on inventory aging and internally generated forecasts based upon management's judgments and assumptions about future product demand and pricing.  The steel industry is characterized by changing customer demands, government influence on raw material and finished good import prices, as evidenced by current trade tariffs, and financial instability among domestic steel producers that could result in significant increases or decreases in inventory pricing or increases in excess or obsolete inventory quantities on hand.  The Company's estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may have been understated or overstated.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

Self-Insurance Reserves - The Company self-insures both a medical coverage program and an Oklahoma workers' compensation program for its employees.  The determination of reserves and expenses for these benefits is dependent on claims experience and the selection of certain assumptions used by actuaries in evaluating claims incurred, but not yet reported.  Reserves for claims under both programs are accrued based upon the Company's estimate of the aggregate liability for claims (including claims incurred, but not yet reported).  Significant changes in actual experience under either program or significant changes in assumptions may materially affect self-insured medical or workers' compensation reserves and future expense.

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

Deferred Taxes - The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets are regularly reviewed for recoverability and, if deemed necessary, an appropriate valuation allowance is established based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  If the Company were unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets, thus resulting in a substantial increase in the effective tax rate and a material adverse impact on net income.

New Accounting Pronouncements

            In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149).  FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".  This statement is effective for the fiscal year ending July 31, 2003.  The Company does not expect FAS 149 to have a significant impact on its consolidated financial statements.

            In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150).  FAS 150 requires financial statement issuers' to classify financial instruments that require a transfer of assets, and that meet the definition of liabilities in FASB Concepts Statement No. 6 (CON 6) and other recognition criteria in FASB Concepts Statement No. 5 (CON 5), as liabilities.  The Statement also requires that certain obligations that could be settled by issuance of an entity's equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of liabilities in CON 6.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003.  The Company does not expect FAS 150 to have a significant impact on its consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk - The Company's primary risk relates to changes in interest rates on its long-term debt under its senior debt facility.  At April 30, 2003, the senior debt facility represented $40.8 million of the total debt outstanding of $43.4 million.  A significant amount of the remaining debt of $2.6 million bears interest at fixed rates between 3 and 5 percent.  The Company's senior term and revolving debt bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or the Prime Rate.  Accordingly, the Company believes the carrying value of its variable rate, long-term debt approximates fair value.  The Company has not entered into derivative contracts or other financial instruments for speculative or trading purposes.  Furthermore, the Company has not used financial instruments in the past, such as interest rate swaps or hedges, to minimize the impact of interest rate fluctuations on earnings and cash flow, however, management could use such instruments if warranted based on estimates of future interest rates.  Using the average outstanding long-term debt under the senior debt facility for the first nine months of fiscal 2003 of $42.0 million, a one percent change in the floating rates would change annual cash flow and earnings before income taxes by approximately $420,000.

Inventory Risk - The steel industry is characterized by changing customer demands, foreign competition, government influence on raw material and finished good import prices, as evidenced by current trade tariffs, and financial instability among domestic steel producers.  Due to the tariffs enacted over the steel trade cases as well as the resulting supply and demand imbalances, the Company's cost of carbon steel coils has increased significantly.  At this time, management believes prices have peaked and is undertaking strategies, such as reducing inventory order quantities and maintaining competitive sales prices, to try and lower higher cost steel inventories.  The Company's ability to raise prices to offset increasing steel costs may prove to be difficult, which could result in unrealizable inventory values and a decline in profit margins.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

Natural Gas Risk - The Company uses natural gas in significant quantities as part of its manufacturing processes.  From time to time, the Company experiences significant increases and decreases in the price of natural gas.  The Company's ability to raise prices to offset increasing gas costs may prove to be difficult, which could result in declines in profit margins.  The Company is not currently a party to any derivative contracts or other financial instruments involving natural gas.  Management could use such instruments if warranted based on estimates of future prices.  The average amount of natural gas used in the first nine months of fiscal 2003 was approximately 35,000 mcf per month.  Based on expected usage, a one dollar per mcf change in the price of natural gas could change quarterly cash flow and earnings before income taxes by approximately $105,000.  The Company's average price of natural gas was approximately $6.63 and $4.91 per mcf for the three months and nine months ended April 30, 2003, respectively.  Due to current economic conditions and the uncertainty surrounding the Middle East, the Company experienced increases in natural gas prices of $3 to $4 per mcf during the third quarter of 2003 from the second quarter of 2003.  The Company anticipates natural gas prices to average back into the $4 to $5 per mcf range for the fourth quarter of fiscal 2003.

Item 4.    Controls and Procedures

            Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission's rules and forms.  We do not expect that our disclosure controls and procedures or our other internal controls can prevent all error and all fraud or that our evaluation of these controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  The benefits of controls and procedures must be considered relative to their costs, and the design of any system of controls is based in part upon assumptions about the likelihood of future events.  The Company's disclosure controls and procedures and other internal controls can only provide reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of these and other inherent limitations in controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

            Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

            There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation.

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

                         A. Exhibits

                                 Exhibit 15.1:  Letter Regarding Unaudited Interim Financial Information.

                                 Exhibit 99.1: Certificate pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer.

                         B. Reports on Form 8-K

                                 Form 8-K, Item 9 disclosure, dated March 5, 2003

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        WEBCO INDUSTRIES, INC.

            June 11, 2003                                      /s/Michael P. Howard
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

Date: June 11, 2003

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

Date: June 11, 2003

/s/ Michael P. Howard
Michael P. Howard
Chief Financial Officer

Exhibit Index

Exhibit 15.1:     Letter Regarding Unaudited Interim Financial Information.

Exhibit 99.1:     Certificate pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer.