Form 10-K
period 2003-07-31
WEBCO INDUSTRIES INC
filed 2003-10-29
CIK 916314

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10 K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2003

 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from __________ to __________

Commission File No. 0 23242

WEBCO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

          Oklahoma                                                                                73 1097133
(State or other jurisdiction                                                                 (I.R.S. Employer
of incorporation or organization)                                                             Identification Number)

9101 West 21st Street
Sand Springs, Oklahoma  74063
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code (918) 241 1000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.01
(Title of class)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [    ]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K.  [   ]

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     [   ] Yes     [ X ] No

As of September 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,431,000.

On September 30, 2003, the number of shares outstanding of the registrant's common stock, $.01 par value, was 7,081,723 shares.

              DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy Statement for the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page

PART I

Item 1. Business	3
Item 2. Properties	14
Item 3. Legal Proceedings	15
Item 4. Submission of Matters to a Vote of Security Holders	15

PART II

Item 5. Market for Registrant's Common Stock and Related
Stockholder Matters	15
Item 6. Selected Financial Data	16
Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	24
Item 8. Financial Statements and Supplementary Data	26
Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure	46
Item 9A. Controls and Procedures	46

PART III

Item 10. Directors and Executive Officers of the Registrant	46
Item 11. Executive Compensation	46
Item 12. Security Ownership of Certain Beneficial Owners
and Management	46
Item 13. Certain Relationships and Related Transactions	47
Item 14. Principal Accountant Fees and Services	47

PART IV

Item 15. Exhibits, Financial Statement Schedules and	47
Reports on Form 8 K

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

FORM 10 K

PART I

ITEM 1.          BUSINESS

General
        Webco Industries, Inc., an Oklahoma corporation, was founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer.  Webco is a manufacturer and value-added distributor of high-quality carbon steel, stainless steel and other metal tubular products designed to industry and customer specifications.  Webco's tubing products consist primarily of pressure tubing and specialty tubing for use in durable and capital goods including heat exchangers, boilers, autos and trucks, and home appliances.  The Company's long-term strategy involves the pursuit of niche markets within the tubing industry through the deployment of leading-edge manufacturing and information technology.  The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,000 customers throughout North America.

        The Company’s philosophy is to pursue growth and profitability through the identification of niche markets for tubular products where the Company can provide a high level of value-added engineering and customer service in order to become the market leader.

        Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its subsidiary, Phillips & Johnston, Inc. ("P&J"), on a consolidated basis.

Industry Overview
        Tubing producers occupy a manufacturing niche between the primary steel producers and customers who utilize precision tubing in the manufacture of products primarily for the durable and capital goods industries.  As contrasted with commodity pipe producers, tube mills manufacture products which are engineered and tailored for more specialized and critical end-use applications such as automotive components and petrochemical applications.

        The tubing industry was once dominated by the major integrated steel producers.  Over time, these integrated producers lost their competitive advantage due to higher cost structures and lagging technology and have largely withdrawn from this segment.  While the industry has experienced some consolidation over the last several years and less efficient producers rationalized, the industry continues to be highly fragmented and is comprised of independent producers that occupy relatively focused market niches.

        The tubing industry has been affected by several trends that are expected to continue.  First, customers’ increasing emphasis on just-in-time inventory methods has required tubing producers to increase operating efficiencies to accommodate more frequent, smaller sized orders, and has placed greater emphasis on technology advances, inventory management and cost controls.  Second, customers’ desires to cut operating costs through the outsourcing of specific processing functions, such as tube manufacturing, has created the opportunity for third-party tubing producers to replace production from captive mills.  The slow-down in the U.S. economy, most notably in the manufacturing sector, the volume of foreign steel imports coming into U.S. markets, current trade tariffs, and domestic over-capacity have caused volatility in the price of finished goods and the cost of steel sheet coil, the principal raw material used in the manufacture of tubing products.

TUBING MANUFACTURING PROCESSES

Manufactured Products

Electric Resistance Carbon Steel Weld Process:  The Company maintains inventories of carbon steel sheet coils from which it manufactures tubing using electric resistance welding.  This steel is in the form of a continuous sheet, typically 48 to 60 inches wide, between .049 and .500 inches thick, and weighing approximately 15 to 20 tons.

        All customer orders for manufactured products are entered into a computerized order entry system, and the appropriate steel coil inventory is selected and scheduled for processing in accordance with the customer’s delivery date and product specifications.  The Company attempts to maximize efficiency by combining orders to optimize mill production and by ordering the size changes in a manner that reduces the amount of setup time necessary to move from one order to the next.

        The manufacturing cycle begins with the slitting of wide coils into narrower bands.  The outside diameter of the tube to be produced determines the width of the slit band.  Steel coils less than .180 and .250 inches thick are slit to pre-designated widths at the Sand Springs and Oil City facilities, respectively, using Company equipment. Steel coils over those limits are slit by outside vendors. Conversion from slit band to carbon and alloy tubes is accomplished by (i) continuously roll forming into the desired tubular diameter; (ii) continuously welding the edges; and (iii) cutting to approximate finished length or multiples thereof.  After the tube has been welded, and depending upon product specifications, it may be moved to additional processing stations such as annealing (heat treatment through an atmospherically controlled roller hearth furnace), straightening through rotary straighteners, and finishing (i.e., cut-to-length, non-destructive test, stencil, oil coat and package).  The Company also utilizes outside vendors for certain value-added processing.  The Company has stringent quality control standards in place at each stage of the manufacturing process.

        This process produces welded pressure and specialty tubing and cold draw hollows (the raw material for the cold drawing process, which does not go through the finishing process).  Hollows are primarily used for specific pressure and specialty tubing cold draw orders; however, smaller amounts are produced for inventory.

Carbon Steel Cold Drawing Process:  The Company uses manufactured cold draw hollows and seamless tube hollows purchased from outside vendors as the raw material for the cold drawing process, which produces various pressure and specialty tubing products.  Most of the welded hollows are manufactured by the Company’s own weld mills, while seamless hollows are all purchased from other manufacturers.  The Company currently offers precision, made-to-order cold drawn products from approximately .05 inch to .50 inch in wall thickness and from .50 inch to 5.0 inch in outside diameter for pressure and specialty tubing applications.  Cold drawing permits greater flexibility and precision (as compared to the welding process) in meeting customer specifications of tube diameters, wall thickness and other characteristics.

        Cold drawing orders are entered into a computerized order entry system.  Raw materials are selected to optimize yields and efficiency and to meet the customer’s specifications and required delivery schedule.  After the proper material has been selected for each specific order, it is cut to the desired length.  The tube is then (i) pickled and lubricated, (ii) pointed to taper the tube end, and (iii) cold drawn through a die and over a mandrel (cold reduction of outside diameter, inside diameter and elongation of tube).  After the cold drawn tube has been manufactured to finished size, it is moved to additional processing stations such as annealing, straightening and finishing.  The Company also utilizes outside vendors for certain value-added processing.

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

Tubing Facilities

        The Company has three manufacturing facilities for producing carbon or stainless steel tubing products.  The largest facility is located in Sand Springs, Oklahoma, which produces a wide range of carbon steel pressure and specialty tubing products.  This facility has been in operation since the Company began in 1969.  The Company also has a facility in Oil City, Pennsylvania, which produces carbon steel pressure and specialty tubing products.  The third facility in Mannford, Oklahoma, produces stainless steel and high alloy pressure and specialty tubing products.

        The following table sets forth the processing and other techniques performed at Webco's facilities:

	Manufacturing			Distribution l
	Sand	Oil		Sand			Grand	Glen
	Springs,	City,	Mannford,	Springs,	Nederland,	Lyndon,	Rapids,	Ellyn,
	OK	PA	OK	OK	TX	IL	MI	IL
Cold Drawing	X	X
Slitting	X	X
Welding	X	X	X
Annealing	X	X	X	X	X
Straightening	X	X	X
Cut-to-Length	X	X	X	X	X	X	X	X
Integral Finning				X
Electronic Non-Destructive Testing:
Eddy Current	X	X	X
Ultra-Sonic	X	X	X
Hydro-Static Testing	X		X	X
Stenciling	X	X	X
Bending			X	X	X		X
Bar Coding	X	X	X	X	X	X	X	X
Computerized Shop Floor Control	X	X	X	X	X
Metallurgical Lab	X	X	X
Spectrometer	X
Statistical Process Control	X	X	X

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

PRODUCTS

Pressure and Specialty Tubing Products
        The Company produces tubing for a wide variety of markets and end-use applications.  The Company seeks to identify niche markets and customers that have been serviced by higher cost and lower service competitors.  The percentage breakdown of net sales for the Company's main products was as follows for the last three fiscal years:

	2003 -	2002 -	2001 -
Specialty tubing	64%	59%	61%
Pressure tubing and pipe	32	38	35
Freight, scrap and other	4	3	4
Total	100%	100%	100%

        Following is a detailed description of the Company’s tubing products by the major end-use markets:

Pressure Tubing and Pipe:  The Company is a full service manufacturer and value-added distributor of pressure tubing and pipe, which includes tubing utilized in heat exchanger, boiler and piping applications.  The Company supplies a variety of pressure tubing and pipe products to the refining, petrochemical, chemical, pulp and paper, pharmaceutical, gas transmission and electric power industries.  These industries are serviced by the Company's three manufacturing and two distribution facilities in Oklahoma, Pennsylvania, and Texas.  Through its manufacturing facilities and sourcing partners, the Company offers carbon steel, alloy steel, stainless steel, copper, brass, nickel alloy and various other tubular products to these industries.  Such products may be welded or seamless and may be cut, bent and/or finned to customer specifications at the distribution warehouses.  The Company believes that its combination of manufacturing and distribution capabilities for carbon steel, alloy steel and stainless steel, provides a strategic advantage over its competitors.

        Over the past two years, the pressure tubing and pipe industry has been impacted by low demand in the petrochemical, pulp and paper and power generation industries.  U.S. import tariffs imposed in the spring of 2002 on flat rolled carbon steel and the continuing rationalization of domestic flat rolled carbon steel production, due to steel producer plant closures and bankruptcies, has caused an increase in the price of domestic carbon steel coils, the raw material for the Company’s carbon steel tubes.  Both the lower demand for finished tubing and the raw material environment has caused pressure tubing margins to decrease.  During this period of slow demand, the Company has worked hard to develop and expand its distribution capabilities and expects to relocate from its 58,000 square foot Nederland, Texas, facilities in late-2004 to a leased 125,000 square foot, value-added pressure tube distribution facility in Orange, Texas.  The Company is also working to expand its product offerings to the pressure tubing markets, not only in its welding of carbon and stainless pressure tubing, but in pressure tubing acquired from outside sourcing partners.  The Company believes that these development activities have positioned it to take advantage of growth opportunities that might be caused by our customers’ compliance with Federal regulations regarding refinery emissions and a possible resurgence of power plant construction should such events occur.

Specialty Tubing: Specialty tubing consists of tubular goods made of carbon and stainless steel, copper, brass, aluminum and surgical steel.  Most of the products the Company manufactures from its cold draw processes are for specialty tube applications.  Through its manufacturing capabilities and its sourcing partners, the Company provides tubing to a variety of end use applications.  These end-uses include, but are not limited to the following durable and capital goods: instruments for the petrochemical industry, hydraulic cylinders, automotive components, appliances, oil & gas applications, heating and ventilation and farm equipment.  In many cases, the Company provides just-in-time inventory management for its customers using its combined manufacturing and distribution capabilities and through strategic relationships with distribution customers and partners.  The Company is a relatively small producer in the overall specialty tubing market, but continues to pursue niche opportunities for growth.

        With increased stainless capacity and expanded capacity in Oil City, the Company has targeted the specialty tubing market as a growth area over the next several years.  This market continues to undergo a major change in which final assembly manufacturers (automotive, appliance, etc.) outsource component parts and emphasize just-in-time inventory management to reduce production costs.  Webco believes that this market, which is largely comprised of original equipment manufacturers (“OEMs”), provides an opportunity for the Company to gain market share by utilizing its technological capabilities to offer superior quality, on-time delivery, customer service, and customized products at competitive prices.

Quarterly Effects and Seasonality
        Order rates generally tend to be lower during mid-summer and December as many of the Company’s customers schedule plant shutdowns for plant maintenance.  In addition, the Company experiences some seasonality in stainless products during its third fiscal quarter, which may result in reduced net sales and income for that period.

Backlog
        The Company’s firm backlog of orders at July 31, 2003 and 2002 were approximately $34.5 million and $31.3 million, respectively.  Orders, including a portion of the orders considered firm, are generally cancelable by the customer until work has commenced and the Company has committed resources; thereafter, orders are generally cancelable by the customer only upon payment of a cancellation penalty, which may include costs for raw materials, tooling, engineering, etc.  The Company's backlog is not necessarily indicative of the expected level of future revenues and can be affected by product mix, since the different markets served by the Company have differing lead times and order flow processes.

Competition
        Tubing manufacturing and distribution is a highly competitive market, evidenced by the number of bankruptcies, foreclosures and plant closures over the past several years.  While fewer competitors can create new opportunities for the Company, it also demonstrates the impact of foreign imports and the ability of tubing customers to move facilities to foreign countries, both of which can act to decrease demand for domestically manufactured tubing.  Companies compete on the basis of price, quality, service and ability to deliver orders on a timely basis.  Public data concerning the size of the markets in which the Company participates is not readily available since almost all of the large competitors are privately held or do not provide detailed segment disclosures of their tubing activities.  The Company believes that it is a domestic leader in the manufacture and distribution of pressure tubing and certain stainless steel and high alloy tubing products.  The Company believes that its manufacturing and distribution capabilities provide a strategic advantage over its competitors.  Although the Company has a small share of the overall specialty tubing market, management believes that it is well positioned to increase its market share over the next several years by continuing to focus on niche applications.

        The Company’s major competitors include Tubes, Inc. and Lone Star Technologies for carbon pressure tubing, Rath/Gibson Tube, Synalloy Corporation and Associated Tube for stainless pressure products, and LTV-Copperweld, PTCAlliance, Metalmatic, Plymouth Tube, Rath/Gibson, Sharon Tube and Lone Star Technologies for specialty tubing.  Certain of these competitors are larger and have access to greater financial resources than the Company.  Most of these competitors are unionized.

        The Company believes that its non-union status, geographic balance, focused niche strategy, product quality, information technology, customer service and continued emphasis on technological innovations position it to compete effectively within each of its niche markets.

Quality Control
        The supply of quality products and service is critical to the Company’s success.  To help foster continuous improvements in quality and service, the Company adheres to a total quality management system based upon ISO 9000 quality system standards.  In support of the total quality management system, the Company has created an environment that emphasizes and utilizes teamwork to support continuous improvement of quality and service.  The following table summarizes the Company’s quality certifications for each of its facilities:

Location	Certification	Year Achieved
Sand Springs, Oklahoma manufacturing facility	ISO 9002	1994
	QS 9000: 3rd ed.	1998

Oil City, Pennsylvania manufacturing facility	ISO 9002	1994
	QS 9000: 3rd ed.	1998

Mannford, Oklahoma manufacturing facility	ISO 9001:2000	2003

Phillips & Johnston facilities	ISO 9001:2000	2003

        Fundamental to the Company’s quality system is the control of the product and process, from raw material procurement to the ultimate delivery of finished goods to the Company’s customers.  On a test basis, physical and chemical analyses are performed on raw materials to verify that their mechanical and dimensional properties, cleanliness, and surface characteristics meet Company and industry requirements.  The Company has also developed stringent process controls including Statistical Process Control, non-destructive testing methods, and standardized operating and inspection procedures to provide assurance of quality and to ensure that the customer’s requirements are met throughout the manufacturing process.

Suppliers
        The Company purchases steel sheet coil from a number of primary steel producers including, but not limited to, Nucor, Wheeling-Pittsburgh Steel Corp., ISG, Dofasco, Steel Technologies and Gallatin Steel for carbon steel, and Allegheny Rodney, North American Stainless and Outokumpu for stainless steel.  Webco monitors and purchases some raw material from foreign sources as economic conditions dictate.  However, the greatest percentage of Company purchases is from domestic suppliers.  The Company orders steel to specified physical characteristics and chemistry.  By purchasing in large quantities at consistent predetermined intervals, Webco is able to obtain quality raw materials at competitive prices.  All increments of the cost of purchasing and landing steel are continuously monitored, reviewed and acted upon.  Interruptions in supply from its main suppliers could impact the landed cost of new purchases and/or production and delivery delays.

        The Company also purchases finished welded and seamless pressure and specialty tubing made from carbon and stainless steel, copper, brass, aluminum and surgical steel from foreign and domestic sources as economic conditions and customer demand dictate.  The Company orders the tubing to specified physical characteristics and chemistry based on industry and customer specifications.  Webco believes that it is not dependent on any one of its suppliers for finished goods, however, interruptions in supply could impact customer deliveries and the cost of new purchases.

        Webco understands that the Company's supplier base for materials is critical to meeting its customers’ needs.  Constant effort is directed towards developing long-term supplier partners who can provide acceptable quality, competitive prices and dependable delivery.

Marketing and Customer Service
        The Company’s sales and marketing efforts for its products are directed by the Senior Vice President of Tubing Operations, the President of P&J, and Webco's product sales managers.  These efforts are supported by its distribution organization, internal and external sales staff and technical services group.  The Company also emphasizes the use of its technical and engineering support staff in its product development and marketing efforts.  The Company’s technical services, operating, engineering, quality, sales, product planning and purchasing staffs work closely with customers and suppliers to develop products that meet specific customer needs.  Variables in the product development process include the steel’s microstructure, chemistry, mechanical properties, surface finish, machinability, and product consistency.  The Company believes this process is essential to its sales effort and provides the Company with a competitive advantage.

Customers and Distribution
      The Company manufactures and distributes tubular products for sale to a diverse group of more than 1,000 customers.  No single customer represents in excess of 7.5% of the Company’s net sales.  The Company’s ten largest customers represent approximately 28% of net sales.  The majority of the Company’s sales are made directly to industrial customers, including manufacturers of heat exchangers, HVAC equipment, appliances, automotive components, power generation equipment, waste heat recovery systems, industrial and commercial boilers, and other durable goods.

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

        The Company offers its finished product for shipment directly from its three manufacturing locations.  In addition, the Company also inventories finished goods and functions as its own value-added distributor for some of its markets.  Such markets and customers are served on a just-in-time basis from the Company’s distribution locations in Oklahoma, Texas, Illinois and Michigan.  Finished goods inventories for distribution generally are suitable for sale to many customers and generally are not unique to a specific customer’s needs.

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

        The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish lifting, noise and dust standards.  Management believes it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.

        The Company is subject to the regulatory and reporting requirements of the Sarbanes-Oxley Act of 2002.  Management believes it is in material compliance with the new provisions set forth under the Act.  Management does anticipate, however, that current and future compliance with such provisions, including the Section 404 certification of internal controls by our Independent Auditors, will result in increased consulting, audit and legal fees.  The ultimate cost of the Company’s compliance with the requirements of the Sarbanes-Oxley Act has not been determined, although the most costly provisions will not be required until the Company’s fiscal year ended July 31, 2005.

Employees
        As of September 30, 2003, the Company employed 850 people.  None of the Company’s employees are covered by collective bargaining agreements.  The Company has never experienced a significant work stoppage and considers its employee relations to be good.

Key-Man Insurance
        In January 2003, the Company cashed in two key-man, whole-life insurance policies on F. William Weber, Chairman of the Board and Chief Executive Officer and received cash value proceeds of $822,000.  At July 31, 2003, the Company does not have any outstanding key-man life insurance policies on any of its executives or directors.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Annual Report on Form 10-K, including statements preceded by, or predicated upon the words "anticipates", "appears", "believes", "expects", "hopeful", "plans" or "should", constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein.  Such risks, uncertainties and factors include, among others:

General Economic and Business Conditions
        Many of the Company’s products are sold to industries that experience significant fluctuations in demand based on economic conditions or other matters beyond their control.  No assurance can be given that the Company will be able to increase or maintain its level of sales in periods of economic stagnation or downturn, government regulation, war, terrorist attack or other potential disruptions.  Furthermore, no assurance can be given that the Company will not incur significant losses on accounts receivable or inventory as a result of unanticipated events or an economic downturn.

Competition from Imports
        The volume and pricing of imported tubular products significantly impacts the domestic tubular products market.  While U.S. trade tariffs have increased the cost of rolled steel coils, many of the types of products that compete with those manufactured by the Company are not being affected by the tariffs imposed in the spring of 2002.  In addition, the strength of the U.S. Dollar, lower labor costs in other countries and volume motives of some foreign importers could create circumstances where product pricing is at levels that are marginally profitable or even unprofitable.  The Company believes that import levels and import pricing are affected by, among other things, the strength of the U.S. Dollar, overall worldwide demand for tubular products, global economic conditions, the trade practices of and government subsidies to foreign producers, lower labor costs in other countries and the weakness or absence of governmentally imposed trade restrictions or tariffs in the United States.  Given the uncertainty in the U.S. economy and certain economies of Asia, South America and Eastern Europe, competition from foreign imports is expected to continue.  Decreases in the strength of the U.S. Dollar will need to be sustained for more than a short period of time in order to meaningfully affect the advantages most foreign importers have over domestic manufacturers.

Changes in Manufacturing Technology
        Over the past several years, there have been significant advances in the technology relating to the manufacture of carbon and stainless steel tubing.  Such advances have impacted the speed at which tubing can be manufactured, the quality of the tubing, and the types and thickness of materials that can be welded into tubes.  Staying current with advances in manufacturing technologies is necessary to survive as a competitor with other domestic producers and foreign imports and to be able to meet the increased demand by customers’ for products having greater technical requirements. Staying current with advances in manufacturing technologies and capabilities requires investment of capital.  Manufacturers that do not keep pace with current manufacturing technologies may be unable to compete against more efficiently priced products.  Due to the volatility of the domestic steel industry in recent years, there can be no assurances that Company operations, capital availability and economic conditions will continue to allow the Company to maintain current technologies or to meet the demand for products that require improved technologies.

Banking Environment
        In the course of managing the United States economy, the Federal Reserve affects policy that impacts the cost and availability of money within the U.S. banking system.  These policy decisions, along with the quality of the economy, have a direct impact upon bank credit policies and the cost of funds to the Company.  Continued tightening of credit availability could negatively impact the Company's ability to refinance its debt upon maturity or to refinance at terms that are equal to or more favorable than the current debt structure.  Increases in interest rates could materially impact results of operations and cash flows at current debt levels.

Relocation of Domestic Demand and Capacity
        The relative strength of the U.S. Dollar to foreign currencies has caused, in many industries, a flight of manufacturing capacity to countries where there exists an economic advantage over U.S. manufacturers.  As a result, certain competitors may have an economic advantage over the Company due to the Company's U.S. domicile.  Further, the relative strength of the U.S. Dollar has caused many companies that consume tubular products to relocate to other countries or to pursue the economic advantage of using suppliers located in foreign countries, potentially causing a reduction in domestic demand for products manufactured by the Company.

Raw Material Costs and Availability
        The Company's largest component of cost of sales is raw material costs.  These costs can vary over time due to changes in steel pricing which are influenced by numerous factors beyond the control of the Company, including general economic conditions, foreign imports, domestic competition, labor costs, labor and environmental laws, import duties and tariffs and other trade restrictions.  Typically, the Company attempts to pass these changes in cost on to customers.  Because there is a relatively small correlation between the short-term factors driving the finished goods pricing of the Company’s products and the cost of its raw materials, changes in raw material pricing in some circumstances will affect margins due to the inability to pass such price increases through to customers.  There is believed to be a fairly high long-term correlation between the price of raw materials in the tubing industry and the price to the market for finished tubing.  However, reductions in the Company's raw material costs often lag behind pressure on the Company's sales prices or increases in raw material costs may precede increases in the Company's sales prices, if increases are obtainable, thus decreasing the Company's profit margins.  Although the Company has long-term relationships with steel coil vendors to hopefully ensure a continued supply of raw material, further price increases could have a significant impact on profitability and operating cash flows.  Increasing raw material prices during a period of soft demand for tubular products can have a significant negative impact on margins due to an inability to raise sales prices accordingly.

        High demand for the products of the domestic steel producers, a weakening of the U.S. Dollar or a shut down of a producer that is significant to the market can cause a supply and demand imbalance in the market.  In such situations it is possible for suppliers to implement quotas for the allocation of steel to their customers or otherwise affect the Company’s ability to procure raw material.  Given the financial condition of certain domestic suppliers and the current level of domestic supply, there can be no assurances that raw material supplies will not be interrupted.  Supplier work stoppages due to labor related issues could also have a significant impact on the available supply and cost of raw materials.

Industry Capacity
        The Company and many of its competitors, in both the stainless and carbon steel tubing markets, expanded production capacity over the past decade to the point of over-capacity in many markets, putting downward pressure on pricing.  The influx of foreign goods into the U.S. market further pressured prices and margins and forced some in the industry to exit the business.  The Company has added capacity in recent years and continues to look for additional opportunities to do so, but only in connection with strategic opportunities in certain niche markets and where there are benefits related to upgrading manufacturing technology.

Domestic Competition
        Tube manufacturing is a highly competitive market in which companies compete on the basis of price, quality, service and ability to deliver orders on a timely basis.  The Company has different competitors within each of its markets served, some of which are larger and have greater financial resources than the Company.  Sales of some of the Company’s products represent a high percentage of the market demand for these products, and could be targeted by competitors.  Competition from companies operating under bankruptcy protection also poses a threat to pricing as such companies reduce their cost structure and concentrate on short-term cash flow, generally by significantly lowering their prices to customers.

Loss of Significant Customers and Customer Work Stoppages
        The Company sells its tubular products to a diverse group of more than 1,000 customers, the largest of which represents just less than 7.5% of the Company’s 2003 net sales.  The loss of any significant customer, or a work stoppage at a significant customer or in an important end-use sector, such as automotive, could have an adverse effect on the Company’s operating results.  In addition, the strength of the U.S. Dollar, lower labor costs in other countries, foreign government subsidies and volume motives of some foreign importers could create circumstances where customers are lost as a result of their inability to remain competitive causing them to relocate to a foreign country or discontinue operations altogether.

Customer Claims
        The Company manufactures tubular products to customer specifications.  Company products are used in highly technical applications that require stringent controls over quality and the supply chain.  From time to time, customers can, and do, make claims against the Company for quality issues, delivery penalties and repair and replacement costs.  There can be no assurances that such claims will not deviate from historical experience and have a material impact on the results of operations and cash flows of the Company.

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

Insurance costs and availability
        The Company maintains property and casualty and liability insurance policies, along with other policies, deemed appropriate for the Company's business environment.  The Company's insurance program is evaluated each year by management and an outside insurance broker.  Subsequent to September 11, 2001, the Company incurred substantial increases in its insurance premiums, as did most industries, which has forced management to look at coverage options, including, but not limited to, higher deductibles, different coverage levels and new carriers, to try and mitigate the rising premium costs.  Management believes its current insurance program is appropriate for its business purpose.  There can be no assurances that a significant claim against, or loss by, the Company will not exceed insurance coverage levels, or fall outside coverage limitations, and have a material adverse impact on the Company's operations or financial condition.

ITEM 2.          PROPERTIES

        The Company’s principal properties presently consist of three manufacturing plants and five value-added distribution facilities.  The following sets forth the location, area, and whether the property is owned or leased for all existing facilities:

Location	Area	Owned or Leased
Sand Springs, Oklahoma	281,000 square feet	Owned
Manufacturing Facility	26 acres

Sand Springs, Oklahoma	50,000 square feet	Owned
Distribution Facility	18 acres

Mannford, Oklahoma	138,000 square feet	Owned
Manufacturing Facility	13 acres

Nederland, Texas	25,500 square feet	Long-term lease with a purchase
Distribution Facility		Option of the greater of 93% of
FMV or $475,000

Nederland, Texas	32,750 square feet	Month to month leases
Warehouses

Oil City, Pennsylvania	205,000 square feet	Owned
Manufacturing Facility	8 acres

Titusville, Pennsylvania	46,700 square feet	Long-term lease
Cutting Facility

Titusville, Pennsylvania	18,500 square feet	Month to month lease
Warehouse

Sand Springs, Oklahoma	24,400 square feet	Long-term lease with a
Corporate Offices		Purchase option of $750,000

Sand Springs, Oklahoma	13,500 square feet	Long-term lease
Warehouse

Tulsa, Oklahoma	28,000 square feet	Long-term lease
Finning Facility

Glen Ellyn, Illinois	12,700 square feet	Long-term lease
P&J Corporate Offices
And Distribution Facility

Lyndon, Illinois	33,700 square feet	Long-term lease
Distribution Facility

Grand Rapids, Michigan	38,000 square feet	Long-term lease
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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to Webco security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.          MARKET FOR REGISTRANTS COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

        Webco's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "WEB." At the close of business on September 30, 2003, there were 268 holders of record of Webco's common stock.  The quarterly prices of Webco's common stock were as follows:

Fiscal Year 2003:	High	Low
Fourth Quarter	3.25	2.64
Third Quarter	3.50	2.65
Second Quarter	3.75	2.67
First Quarter	3.80	3.00

Fiscal Year 2002:
Fourth Quarter	5.24	3.75
Third Quarter	5.40	3.10
Second Quarter	3.60	2.30
First Quarter	3.30	1.80

Dividends
        The Company currently intends to retain earnings to support its growth strategy and reduce debt and does not anticipate paying dividends in the foreseeable future.  The Board of Directors may reconsider or revise this policy from time to time based upon conditions then existing, including the Company's results of operations, financial condition, and capital requirements, as well as other factors the Board of Directors may deem relevant.  Under the Company's current loan agreement, the Company may not pay dividends without the lender’s consent.

ITEM 6.          SELECTED FINANCIAL DATA

        The following table presents selected financial information for the Company as of the end of and for each of the five years in the period ended July 31, 2003, which has been derived from the audited Financial Statements of the Company.

        The selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY Selected Financial Data For the Years Ended July 31, (Dollars in thousands, except per share data)

Income Statement Data:	2003	2002	2001	2000	1999
Net sales	$ 175,769	$ 156,294	$ 148,279	$ 142,293	$ 135,058
Gross profit	17,794	18,815	14,932	19,105	20,965
Income from operations (2)	5,468	7,849	2,314	4,822	7,084

Income (loss) from continuing operations	1,918	2,996	(1,494)	536	2,823
Loss from discontinued operation (1)	-	(908)	(108)	(1,561)	(947)
Net income (loss)	1,918	2,088	(1,602)	(1,025)	1,876

Diluted earnings (loss) per share:
Income (loss) from continuing operations	.27	.42	(0.21)	.08	.40
Loss from discontinued operation (1)	-	(.13)	(0.02)	(0.22)	(.13)
Net income (loss)	.27	.29	(0.23)	(0.14)	.27

Balance Sheet Data:
Working capital	$ 40,498	$ 29,321	$ 30,219	$ 30,129	$ 32,346
Total assets	130,527	123,928	128,347	130,123	120,481
Long term debt (net of current portion)	40,948	37,325	46,010	43,979	39,746
Stockholders' equity	51,064	49,146	47,046	48,648	49,673

(1)           The loss from the discontinued operation for all years relates to the operations of QuikWater and the sale of that separate business segment in 2002.  See Note 4 to the consolidated financial statements of this Form 10-K.

(2)           Fiscal year 2002 includes a $1.58 million litigation award from an equipment vendor.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the “Selected Financial Data” and the Financial Statements of the Company and notes thereto appearing elsewhere in this Form 10-K.

Overview
        The Company's philosophy is to pursue growth and profitability through the identification of niche markets for tubular products where the Company can provide a high level of value-added engineering and customer service in order to become the market leader.  The Company uses its quality standards, information technology, customer service and manufacturing technology to achieve such market penetration.

        The Company continues to make significant technology investments and develop its revenue base in selected niche markets.  The Company experienced continued revenue growth during the year ended July 31, 2003, primarily due to improved volumes across all facilities, despite the difficult economy.

        In May 2002, the Company sold substantially all of the assets of its QuikWater Division and treated the disposal as a discontinued operation.  The reader should refer to Note 4 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K for additional information regarding this matter.

Results of Operations
        The following table sets forth certain income statement data for each of the three years in the period ended July 31, 2003 (certain amounts may not calculate due to rounding):

	2003		2002		2001
	Dollar Amount	% of Net Sales	Dollar Amount	% of Net Sales	Dollar Amount	% of Net Sales
		(Dollars in Millions)

Net sales	$175.8	100.0%	$156.3	100.0%	$148.3	100.0%
Gross profit	17.8	10.1	18.8	12.0	14.9	10.0
Selling, general and administrative expenses	12.3	7.0	12.5	8.0	12.6	8.5
Income from operations (1)	5.5	3.1	7.9	5.1	2.3	1.6

(1) - Fiscal 2002 income from operations was positively impacted by the previously disclosed litigation award of $1,580,000.

Fiscal 2003 Compared with Fiscal 2002
        Pressure and Specialty Tubing Product sales increased $19.5 million, or 12.5 percent, to $175.8 million in 2003 from $156.3 million in 2002.  The increase in net sales is primarily the result of improved specialty tubing volumes across all facilities driven by new market opportunities and the development of the Oil City, Pennsylvania, expansion capacity.  Shipped tonnages improved 2.8% over fiscal 2002 mostly due to new market opportunities in the specialty tubing markets.  Tonnage improvements over the prior year were primarily driven by the specialty OEM market.  Although the overall price per ton for the Company’s products increased during the year, the change in sales-mix towards lower margin products resulted in a reduction in gross profit margin for the year as seen below.  Pricing pressure continues to depress the specialty tubing markets, which is reflected in the Company’s gross profit margin percentages for fiscal 2003.

        Gross profit for Pressure and Specialty Tubing Products decreased to $17.8 million, or 10.1 percent of net sales, in 2003 from $18.8 million, or 12.0 percent of net sales, in 2002.  The decrease is primarily a function of the increase in volume in the specialty OEM market, which historically has significant competition and pricing pressure.  Excess capacity and over-supply conditions continue to exist among most of the Company’s product lines.  Although increased production at the Oil City facility helped drive the increase in sales for the year, production problems and related operating inefficiencies depressed margins at that location during the last half of the year. Shutdowns for repair and maintenance projects at the Company’s Sand Springs, Oklahoma, facility during the third quarter further reduced gross profit for the year.  Margins were also adversely impacted by higher carbon steel raw material prices during fiscal 2003.

        Selling, general and administrative expenses were $12.3 million in fiscal 2003 compared with $12.5 million in fiscal 2002.  The current year includes an insurance recovery to the Company of $299,000 from a January 2001 fire at the Company’s Oil City facility.  The Company had a reduction of $489,000 in employee incentive payments and executive bonus accruals in fiscal 2003 as a result of failing to achieve budgeted profitability levels.  These decreases were offset by an increase of $259,000 in enterprise resource planning expenses primarily due to a computer hardware migration project and a $311,000 increase in sales and marketing expenses driven by new market opportunities and increased sales volumes.

        In January 2002, the Company recorded a litigation award from a previously disclosed lawsuit against an equipment vendor.  The total judgment of $1.58 million has been collected, and the Company does not anticipate any further action by either party in the case.

        Interest expense for fiscal 2003 decreased to $2,216,000 from $2,998,000 in fiscal 2002.  The decrease in interest is primarily the result of the average interest rate decreasing to 4.56 percent in 2003 from 5.96 percent in 2002.  The average level of debt under the bank Loan and Security Agreement decreased only slightly to $41.7 million for 2003 from $41.8 million for 2002.  The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR.  Borrowing levels remained relatively flat as free operating cash flow was used to fund higher inventory levels and capital expenditures during 2003.  A significant increase in interest rates could have a material impact on the Company's results of operations and cash flows.  The reader should refer to Part II, Item 7A: "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-K for additional information regarding this matter.

        The recorded income tax provision is based upon the estimated annual combined effective federal and state income tax rates.  The effective income tax rate for fiscal 2003 was 41.0 percent compared to 38.4 percent in the prior fiscal year.  The higher effective tax rate resulted from the Company cashing in two key-man, whole-life insurance policies during the second quarter of fiscal 2003 and realizing a taxable gain on the transaction.

        The steel industry is characterized by changing customer demands, foreign competition, government influence on raw material and finished good import prices, as evidenced by trade tariffs, and financial instability among domestic steel producers.  Due to tariffs on carbon steel coils and the rationalization of some domestic steel production, the Company's cost of carbon steel coils increased in fiscal 2003.  The Company’s ability to pass these increased costs on to its customers is often not as related to the change in the cost of its steel coil raw materials as it is to the intense competition that exists in the markets into which the tubing is being sold.

        On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company's QuikWater Division and on May 10, 2002, the Company sold substantially all of the assets of this segment to a group of independent investors and members of management of QuikWater, which included Ashley Weber, daughter of F. William Weber, Chairman and Chief Executive Officer of the Company.  The purchase price for the assets was $100,000 paid in cash at closing and an additional $300,000 that could be realized based on future earnings of the new entity.  None of the additional $300,000 was recorded on the sale due to management's assessment of the contingent nature of the amount.  The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  Accordingly, prior period results of the QuikWater segment have been classified as discontinued.  A loss of $914,000 was recorded on the disposal of the business segment, net of realized proceeds, which includes $80,000 of related disposal costs.  The reader should refer to Part II, Item 8: Note 4 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K for additional information regarding this matter.

Fiscal 2002 Compared with Fiscal 2001
        Pressure and Specialty Tubing Product sales increased $8.0 million, or 5.4 percent, to $156.3 million in 2002 from $148.3 million in 2001.  The increase in net sales is primarily the result of the additional production gained from the Oil City, Pennsylvania expansion, new market opportunities and improved pressure tubing volumes.  Pricing pressure remained strong throughout the specialty stainless tubing markets.  Tonnages were depressed in the prior year due to the disruptions to the operations at the Oil City plant as a result of the expansion construction at that location for much of the year.

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

        Selling, general and administrative expenses were basically unchanged at $12.5 million in fiscal 2002 compared with $12.6 million in fiscal 2001.  The Company did realize a reduction of $499,000 in information technology expenses during fiscal 2002 as a result of cost saving measures implemented during fiscal 2001.  This decrease was partially offset by a decline in sales commission income of $180,000.  The Company also realized a $236,000 gain on the sale of real estate that was included as part of selling, general and administrative expenses in 2001.

        In January 2002, the Company recorded a litigation award from a previously disclosed lawsuit against an equipment vendor.  The total judgment of $1.58 million has been collected, and the Company does not anticipate any further action by either party in the case.

        Interest expense for fiscal 2002 decreased to $2,988,000 (net of $35,000 capitalized) from $4,731,000 (net of $375,000 capitalized) in fiscal 2001.  The decrease in interest prior to interest capitalization is the result of the average level of debt under the bank Loan and Security Agreement decreasing $6.7 million to $41.8 million for 2002 as compared with $48.5 million for 2001.  In addition, the average interest rate decreased to 5.96 percent in 2002 from 8.87 percent in 2001.  The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR.  Lower borrowing levels resulted from improved operating cash flow and the Company's focus on debt reduction and working capital management.  LIBOR, much like the prime rate, experienced significant decreases during calendar year 2001, which led to the reduction in the average interest rate.  However, a significant increase in interest rates could have a material impact on the Company's results of operations and cash flows.  The reader should refer to Part II, Item 7A: "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-K for additional information regarding this matter.

Liquidity and Capital Resources
        Net cash (used in) provided by operations was $(1.3) million, $12.0 million and $3.2 million in fiscal 2003, 2002 and 2001, respectively.  Inventories increased in 2003 and 2002 while decreasing in 2001.  The $6.5 million inventory increase in 2003 is largely the result of increased business levels in the specialty tubing markets and higher carbon steel raw material prices.  The increase in inventory in 2002 was the result of overall increases in raw material prices and the Company’s decision to make strategic volume purchases in anticipation of rising prices.  Inventories decreased in 2001 primarily due to management's efforts to reduce raw material inventory levels at the manufacturing facilities, which was partially offset by increases in finished goods levels.  Accounts receivable increased $3.0 million in 2003 as a result of increased sales volumes.  Accounts payable decreased in 2003, but was largely offset by an increase in book overdrafts included in financing activities.  Accounts Payable increased in 2002 primarily as a result of the increase in inventory.  Over the past three years, the Company has on average turned its steel inventories approximately 4 times per year.

        Net cash used in investing activities was $2.6 million, $2.7 million and $5.4 million in fiscal 2003, 2002 and 2001, respectively.  Fiscal 2003 includes the cash value proceeds of $822,000 from cashing in two key-man, whole life insurance policies on F. William Weber, Chairman of the Board and Chief Executive Officer.  Capital spending in 2003 was primarily focused on information technology and the continued investment in stainless tube making capabilities.  Capital spending in 2002 was limited to upgrading existing equipment with improved technology and mill additions at the Company's stainless plant.  During the third quarter of fiscal 2001, the Company completed the expansion of the Oil City facility, which included the installation of a new mill along with other supporting equipment and plant construction.

        The Company’s capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced.  The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies.  Capital spending in 2004 will focus on the continued expansion and deployment of technology investments for stainless tube-making, development of value-added capabilities for our increased carbon capacity, and normal facility maintenance spending.  Capital spending for 2004 is expected to be in the range of $3.5 to $5.5 million for the year.  The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

        The Company's senior debt facilities with its primary lender provide for a term loan of $15.5 million, and a line of credit of $32 million ($38 million as amended on September 16, 2003).  As of July 31, 2003, the Company had $12.2 million outstanding on the senior debt facility term loan and $28.8 million on the related revolving line of credit.  The maturity date of the debt facilities is May 1, 2005 and the loans are collateralized by substantially all of the Company’s assets.  The Company may have borrowings and outstanding letters of credit under the revolving credit facility up to the lesser of $38 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable.  At July 31, 2003, $2.1 million ($5.7 million at September 30, 2003) was available for borrowing on the line of credit under the terms of the note agreement.  Principal payments on the term loan of $184,500, plus interest, are due each month until maturity.  Along with the scheduled principal payments, the Company is required to make additional principal payments based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility.  As of July 31, 2003, the Company has made $886,000 of additional principal payments.  An additional payment of $199,500 will be made during the second quarter of 2004 based on the Company's performance in the fourth quarter of 2003.

        The Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio.  The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum borrowing base availability.  As of July 31, 2003, the Company was in compliance with all such covenants under the existing facility.

        The Company has arranged financing with various public agencies related to the Oil City facility, of which, $2.2 million is outstanding at July 31, 2003.  The agency loans are collateralized by the underlying real estate and certain equipment.  The notes mature over a 2 to 8 year period and bear interest at rates ranging from 3 to 5 percent.

        The Company has various equipment loans with its primary lender and other financing companies, of which, $592,000 is outstanding at July 31, 2003.  The loans are collateralized by the underlying equipment and mature over a 1 to 5 year period and bear interest at rates ranging up to 6 percent.

        P&J has a line of credit agreement for $2,000,000 and a term loan of $500,000 with its primary lender.  As of July 31, 2003, P&J had $87,000 outstanding on the term loan and no amounts under the line of credit.  The line of credit matures on November 30, 2003, and the term loan matures in April 2004.  Both loans are collateralized by P&J’s assets.  At July 31, 2003, $2.0 million was available for borrowing under the line of credit.

        In addition to the above debt arrangements, the Company leases certain buildings and machinery and equipment under non-cancelable operating leases.  Under certain of these leases the Company is obligated to pay property taxes, insurance, repairs and other costs related to the leased property.

        The following table sets forth the future minimum payments required under the above debt and lease agreements at July 31, 2003:

	Payments Due by Fiscal Year
Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Senior Long-Term Debt	$ 2,436	$ 9,779	$ -	$ -	$ -	$ -	$ 12,215
Senior Line of Credit	-	28,848	-	-	-	-	28,848
Public Agency Long-Term Debt	342	301	299	307	308	669	2,226
P&J Long-Term Debt	87	-	-	-	-	-	87
P&J Line of Credit	-	-	-	-	-	-	-
Operating Leases	1,754	1,668	1,369	1,132	895	1,439	8,257
Other	155	151	134	75	72	5	592
Total Cash Obligations	$ 4,774 =====	$ 40,747 =====	$ 1,802 =====	$ 1,514 =====	$ 1,275 =====	$ 2,113 =====	$ 52,225 =====

        In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt.  Capital spending plans for fiscal year 2004 primarily consist of further additions at the stainless plant and minor projects and normal maintenance spending, which is expected to be in the range of $3.5 to $5.5 million for the year.  Management believes its current capital structure is adequate for current operations and to allow for planned capital additions and improvements.  Interest rate increases or lack of capital availability could limit capital spending or the working capital necessary to take advantage of growth opportunities.

        The Company enters into purchase commitments with steel vendors as part of the ordinary course of business.  The Company is currently committed on outstanding purchase orders for inventory approximating $21.7 million.

Related Party Transactions
        The reader should refer to Part II, Item 8: Note 12 - Related Party Transactions, in the footnotes to the consolidated financial statements of this Form 10-K for information regarding such transactions during 2003 and 2002.

Critical Accounting Policies
        The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  Critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates that are believed to be reasonable based on the information available.  By their nature, these judgments are subject to an inherent degree of uncertainty and financial estimates, and related assumptions, do affect the reported amounts of assets, liabilities, revenues and expenses for the periods presented. There can be no assurances that actual results will not differ from those estimates. These judgments are based on historical experience, terms of existing purchase arrangements, observance of trends in the industry, information provided by customers and information provided from outside sources, as appropriate. The Company believes its’ most critical accounting policies are as follows:

Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B.  SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Company product is made to customer or industry specifications at an agreed upon price that is typically specified in the customer’s purchase order.  Title to the product passes to the customer at the time of shipment along with all the risks and rewards of ownership.  Customer orders are not released for shipment unless the customer is in good credit standing with the Company, which is internally evaluated by the Company's credit manager on an on-going basis.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognition would be delayed until such time as the transactions become realizable and fully earned.

Inventories — The Company values inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory.  Cost for raw materials, work-in-process, finished goods and maintenance parts and supplies are determined on the weighted average cost method.  The Company regularly reviews inventory quantities on hand and reduces the carrying value of the numbers by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing.  The steel industry is characterized by changing customer demands, government influence on raw material and finished good import prices, as evidenced by current steel tariffs, and financial instability among domestic steel producers that could result in significant increases or decreases in inventory pricing or increases in excess or obsolete inventory quantities on hand.  The Company's estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may have been understated or overstated.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the carrying value of the Company's inventory and reported operating results.

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

Accounting for Certain Long-Lived Assets — The Company evaluates its assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  When recoverability is in question, the Company reviews its long-lived assets for impairment based on estimated future non-discounted cash flows attributable to the assets.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.  While the Company believes its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the evaluations.

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

New Accounting Pronouncements
        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123" (FAS 148).  FAS 148 is effective for fiscal years ending after December 15, 2002.  This statement amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and amends Accounting Principles Board Opinion No. 28 “Interim Financial Reporting”.  FAS 148 does not change the provisions of FAS 123 that permit entities to continue applying the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees" ("APB 25").  Since the Company applies APB 25, the Company’s accounting for stock-based compensation will not change as a result of FAS 148.  FAS 148 does require certain new disclosures in both annual and interim financial statements, which are effective for the fiscal year ending July 31, 2003 and are included in Note 1 of these financial statements.  The new interim disclosure provisions were effective beginning with the Company’s third quarter ended April 30, 2003.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149).  FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  This statement is effective for the fiscal year ending July 31, 2003.  The Company does not expect FAS 149 to have a significant impact on its consolidated financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150).  FAS 150 requires financial statement issuers’ to classify financial instruments that require a transfer of assets, and that meet the definition of liabilities in FASB Concepts Statement No. 6 (CON 6) and other recognition criteria in FASB Concepts Statement No. 5 (CON 5), as liabilities.  The Statement also requires that certain obligations that could be settled by issuance of an entity’s equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of liabilities in CON 6.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003.  The Company does not expect FAS 150 to have a significant impact on its consolidated financial statements.

        On November 25, 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45").  FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.  For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance.  The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.  The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation.  The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002.  The Company does not believe FIN 45 will be material to its consolidated financial statements as the Company is currently not a Guarantor under any guarantee arrangements.

        On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”).  FIN 46 provides guidance on identifying entities controlled by means other than through voting rights and how to determine when and which business entity should consolidate the variable interest entities (“VIE”).  Consolidation applies to entities in which the equity investor does not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities in the absence other subordinated financial support from other parties.  The Company does not believe FIN 46 will be material to its consolidated financial statements as the Company is currently not a party to any variable interest entities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk — The Company's primary risk relates to changes in interest rates on its long-term debt under its senior debt facility.  At July 31, 2003, the senior debt facility represented $41.0 million of the total debt outstanding of $44.0 million.  A significant amount of the remaining debt of $3.0 million bears interest at fixed rates between 3 and 6 percent.  The Company's senior term and revolving debt bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or the Prime Rate.  Accordingly, the Company believes the carrying value of its variable rate, long-term debt approximates fair value.  The Company has not entered into derivative contracts or other financial instruments for speculative or trading purposes.  Furthermore, the Company has not used financial instruments in the past, such as interest rate swaps or hedges, to minimize the impact of interest rate fluctuations on earnings and cash flow, however, management may use such instruments if warranted based on estimates of future interest rates.  Using the average outstanding long-term debt under the senior debt facility for fiscal 2003 of $41.7 million, a one percent change in the floating rates would change annual cash flow and earnings before income taxes by approximately $417,000.

Inventory Risk — The steel industry is characterized by changing customer demands, foreign competition, government influence on raw material and finished good import prices, as evidenced by the current steel tariffs, and financial instability among domestic steel producers.  Due to tariffs on carbon steel coils and the rationalization of some domestic steel production, the Company's cost of carbon steel coils increased in fiscal 2003.  The Company’s short-term ability to raise prices to its customers is often not as related to the change in the cost of its steel coil raw materials as it is to the competition that exists in the markets into which the tubing is being sold.  The Company's ability to raise prices to offset increases in steel costs may prove to be difficult, which could result in unrealizable inventory values and a decline in profit margins.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

Natural Gas Price Risk — The Company uses natural gas in significant quantities as part of its manufacturing processes.  From time to time, the Company experiences significant increases and decreases in the price of natural gas.  The Company's ability to raise prices to offset increasing gas costs may prove to be difficult, which could result in declines in profit margins.  During the first quarter of fiscal 2004, the Company entered into various fixed price and NYMEX swap contracts in order to manage natural gas risk.  Contract terms range from 7 months to 3 years at prices ranging from $4.90 per mcf to $5.43 per mcf.  Contracts will essentially lock in prices for 30,000 mcf per month through April 2004, 20,000 mcf per month from May 2004 through September 2004 and 10,000 mcf per month from October 2004 through September 2006.  Management believes such contracts are warranted based on estimates of future prices and the amount of natural gas used by the Company.  The average amount of natural gas used per month in fiscal 2003 was 34,000 mcf at an average price of $5.01 per mcf.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Webco Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Webco Industries, Inc. and subsidiary at July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma

September 25, 2003

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
July 31, 2003 and 2002
(Dollars in thousands, except share amounts and par value)

	2003	2002
ASSETS

Current assets:
Cash	$ 189	$ 212
Accounts receivable, net	21,781	18,564
Inventories, net	40,794	34,307
Prepaid expenses	328	281
Deferred income tax asset	3,318	2,553

Total current assets	66,410	55,917

Property, plant and equipment, net	60,018	62,974

Notes receivable from related parties	2,560	2,508
Other assets, net	1,539	2,529

Total assets	$ 130,527 ======	$ 123,928 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 17,216	$ 17,673
Accrued liabilities	5,676	5,788
Current portion of long term debt	3,020	3,135

Total current liabilities	25,912	26,596

Long term debt	40,948	37,325

Deferred income tax liability	12,603	10,861

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares
authorized, 7,081,723 outstanding	71	71
Additional paid in capital	35,744	35,744
Retained earnings	15,249	13,331

Total stockholders' equity	51,064	49,146

Total liabilities and stockholders' equity	$ 130,527 ======	$ 123,928 ======

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended July 31, 2003, 2002 and 2001
(Dollars and shares in thousands, except per share amounts)

	2003	2002	2001

Net Sales	$ 175,769	$ 156,294	$ 148,279
Cost of Sales	157,975	137,479	133,347

Gross Profit	17,794	18,815	14,932

Selling, general and administrative expenses	12,326	12,546	12,618
Litigation award	-	1,580	-

Income from operations	5,468	7,849	2,314

Interest expense	2,216	2,988	4,731

Income (loss) before income taxes	3,252	4,861	(2,417)

Provision (benefit) for income taxes	1,334	1,865	(923)

Income (loss) from continuing operations	1,918	2,996	(1,494)

Loss on discontinued operation, net of tax	-	(908)	(108)

Net income (loss)	$ 1,918 ======	$ 2,088 ======	$ (1,602) ======

Net income (loss) per common share - basic:
Continuing operations	$ .27	$ .42	$ (.21)
Discontinued operation	-	(.13)	(.02)
Net income (loss)	$ .27 ======	$ .29 ======	$ (.23) ======

Net income (loss) per common share - diluted:
Continuing operations	$ .27	$ .42	$ (.21)
Discontinued operation	-	(.13)	(.02)
Net income (loss)	$ .27 ======	$ .29 ======	$ (.23) ======

Weighted average common shares outstanding:
Basic	7,082 ======	7,077 ======	7,074 ======
Diluted	7,147 ======	7,151 ======	7,074 ======

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For the Years Ended July 31, 2003, 2002 and 2001 (Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity

Balances, July 31, 2000	$ 71	$ 35,732	$ 12,845	$ 48,648

Net loss	-	-	(1,602)	(1,602)

Balances, July 31, 2001	71	35,732	11,243	47,046

Proceeds from stock options exercised	-	12	-	12
Net Income	-	-	2,088	2,088

Balances, July 31, 2002	71	35,744	13,331	49,146

Net Income	-	-	1,918	1,918

Balances, July 31, 2003	$ 71 ======	$ 35,744 ======	$ 15,249 ======	$ 51,064 ======

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended July 31, 2003, 2002 and 2001
(Dollars in thousands)
	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$ 1,918	$ 2,088	$ (1,602)
Adjustments to reconcile net income (loss) to net
Cash provided by (used in) operating activities:
Loss on disposal of discontinued operation	-	914	-
Depreciation and amortization	6,991	7,250	6,140
(Gain) loss on disposition of
Property, plant and equipment	(6)	7	(203)
Deferred tax expense (benefit)	977	1,252	(1,070)
(Increase) decrease in:
Accounts receivable	(3,010)	501	(1,871)
Inventories	(6,487)	(1,728)	2,299
Prepaid expenses	(99)	(1)	(279)
Increase (decrease) in:
Accounts payable	(1,287)	1,053	(206)
Accrued liabilities	(149)	636	(305)
Net change from discontinued operation	(118)	35	317
Net cash provided by (used in) operating activities	(1,270)	12,007	3,220

Cash flows from investing activities:
Capital expenditures	(3,455)	(3,210)	(6,478)
Proceeds from sale of property, plant and equipment	13	8	1,038
Repayment of stockholder advances	-	50	-
Other	810	434	12
Net change from discontinued operation	-	(11)	(9)
Net cash used in investing activities	(2,632)	(2,729)	(5,437)

Cash flows from financing activities:
Proceeds from long-term debt	166,650	147,508	137,862
Principal payments on long-term debt	(163,357)	(157,000)	(135,979)
Proceeds from stock options exercised	-	12	-
Debt issue costs	(82)	(690)	(140)
Increase (decrease) in book overdrafts	668	115	(170)
Net cash provided by (used in) financing activities	3,879	(10,055)	1,573

Net increase (decrease) in cash	(23)	(777)	(644)

Cash, beginning of period	212	989	1,633

Cash, end of period	$ 189 ======	$ 212 ======	$ 989 ======

Supplemental disclosure of cash flow information: Interest paid, net of amount capitalized of $22, $35, and $375 in 2003, 2002 and 2001, respectively	$ 2,236 ======	$ 3,240 ======	$ 4,816 ======
Income taxes paid	$ 68 ======	$ 10 ======	$ 150 ======

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Webco is a full service manufacturer of high-quality carbon steel and stainless steel tubing products designed to industry and customer specifications.  Webco is also a value-added distributor of these and other metal tubular products.  Webco's tubing products consist primarily of pressure tubing, including heat exchanger tubing, boiler tubing and pipe, and specialty tubing for use in durable and capital goods markets.  The Company's subsidiary, P&J, represents several manufacturers who produce various specialty tubular products made from copper, brass, aluminum, stainless and carbon steel, among others. This access to additional tubing products allows the Company to better serve its customers by offering a full range of tubular products.  The Company, headquartered in Sand Springs, Oklahoma, has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,000 customers throughout North America.

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

CONCENTRATIONS - The Company maintains its cash in bank deposit accounts, which at times may exceed the federal insurance limits.  As of July 31, 2003 and 2002, the Company had cash in banks totaling $1,530,000 and $814,000, respectively, in excess of federal depository insurance limits.  The Company has not experienced any losses on such accounts in the past.

BOOK OVERDRAFTS -  Included in accounts payable at July 31, 2003 and 2002, are outstanding checks in excess of bank deposits totaling $1,072,000 and $404,000, respectively.

ACCOUNTS RECEIVABLE - Accounts receivable represent short term credit granted to the Company's customers for which collateral is generally not required.  Accounts receivable at July 31, 2003 and 2002, are net of an allowance for uncollectible amounts of $636,000 and $663,000, respectively.

INVENTORIES - The Company values inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory.  Cost for raw materials, work-in-process, finished goods and maintenance parts and supplies are determined on the weighted average cost method.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing.  Inventories at July 31, 2003 and 2002 are net of reserves for obsolescence of $1,665,000 and $1,580,000, respectively.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

PROPERTY, PLANT AND EQUIPMENT -  Property, plant and equipment is stated at historical cost and includes interest capitalized on major construction projects.  Gains or losses on sales and retirements of property are reflected in operations.  Depreciation is computed using the straight line method over the following estimated useful lives: buildings and improvements - 10 to 40 years, machinery and equipment - 3 to 25 years, computer equipment and software – 3 to 7 years, and furniture and fixtures - 3 to 10 years.  Repair and maintenance costs are expensed as incurred.

            Depreciation expense for the years ended July 31, 2003, 2002 and 2001, amounted to $6,729,000, $6,998,000 and $6,140,000, respectively.  Fully depreciated assets still in use at July 31, 2003 and 2002, amounted to $11,469,000 and $15,625,000, respectively.

ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS - The Company evaluates its assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS 144”).  The Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.  The Company had adopted the provisions of FAS 144 in accounting for the discontinued operation in the period ended April 30, 2002 (Note 4).  In addition, the other provisions of FAS 144 regarding impairment did not have an impact on the financial position and results of operations of the Company.

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

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EARNINGS PER SHARE -   Earnings per share are calculated based on the number of weighted average common shares outstanding, including the effect of dilutive options when applicable, in accordance with the computation, presentation and disclosure requirements of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (“SFAS No. 128”).

STOCK-BASED COMPENSATION - The Company accounts for its 1994 Stock Incentive Plan (the “Plan”) under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under the Plan had an exercise price at least equal to the market value of the underlying common stock on the date of grant.  For purposes of pro forma disclosures, the estimated fair value of the options calculated using the Black-Scholes option valuation model is amortized to expense over the vesting period (See Note 9 for additional information).  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and FASB Statement No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123", to stock-based employee compensation:

For Years Ended July 31,
(Dollars in thousands, except per share amounts)
	2003 .	2002 .	2001 .
Net income (loss), as reported	$ 1,918	$ 2,088	$ (1,602)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(144)	(160)	(141)
Pro forma net income (loss)	$ 1,774 ======	$ 1,928 ======	$ (1,743) ======

Earnings (loss) per share:
Basic-as reported	$ .27	$ .30	$ (.23)
Basic-pro forma	$ .25	$ .27	$ (.25)
Diluted-as reported	$ .27	$ .29	$ (.23)
Diluted-pro forma	$ .25	$ .27	$ (.25)

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").  The provisions of SFAS No. 109 require the recording of deferred tax assets and liabilities to reflect the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial statement carrying amounts.  Deferred tax assets are regularly reviewed for recoverability and, if deemed necessary, an appropriate valuation allowance is established based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  If the Company were unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets, thus resulting in a substantial increase in the effective tax rate and a material adverse impact on operating results.  The reader should refer to Note 6 in these financial statements for additional information on this matter.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NEW ACCOUNTING PRONOUNCEMENTS - In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123" (FAS 148).  FAS 148 is effective for fiscal years ending after December 15, 2002.  This statement amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and amends Accounting Principles Board Opinion No. 28 “Interim Financial Reporting”.  FAS 148 does not change the provisions of FAS 123 that permit entities to continue applying the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees" ("APB 25").  Since the Company applies APB 25, the Company’s accounting for stock-based compensation will not change as a result of FAS 148.  FAS 148 does require certain new disclosures in both annual and interim financial statements.  The new required annual disclosures are effective for the fiscal year ending July 31, 2003 and are included in Note 1 of these financial statements.  The new interim disclosure provisions were effective for the Company’s third quarter ended April 30, 2003.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149).  FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  This statement is effective for the fiscal year ending July 31, 2003.  The Company does not expect FAS 149 to have a significant impact on its consolidated financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150).  FAS 150 requires financial statement issuers’ to classify financial instruments that require a transfer of assets, and that meet the definition of liabilities in FASB Concepts Statement No. 6 (CON 6) and other recognition criteria in FASB Concepts Statement No. 5 (CON 5), as liabilities.  The Statement also requires that certain obligations that could be settled by issuance of an entity’s equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of liabilities in CON 6.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003.  The Company does not expect FAS 150 to have a significant impact on its consolidated financial statements.

        On November 25, 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45").  FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.  For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance.  The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.  The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation.  The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002.  The Company does not believe FIN 45 will be material to its consolidated financial statements as the Company is currently not a Guarantor under any guarantee arrangements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”).  FIN 46 provides guidance on identifying entities controlled by means other than through voting rights and how to determine when and which business entity should consolidate the variable interest entities (“VIE”).  Consolidation applies to entities in which the equity investor does not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities in the absence other subordinated financial support from other parties.  The Company does not believe FIN 46 will be material to its consolidated financial statements as the Company is currently not a party to any variable interest entities.

2.      INVENTORIES

            Inventories, net of reserves for obsolescence, at July 31, 2003 and 2002, consisted of the following:

	2003	2002
	(Dollars in thousands)
Raw materials	$ 16,412	$ 13,341
Work in process	2,977	1,538
Finished goods	18,285	16,637
Maintenance parts and supplies	3,120	2,791
Total inventories	$ 40,794 =====	$ 34,307 =====

3.      PROPERTY, PLANT AND EQUIPMENT

            Net property, plant and equipment at July 31, 2003 and 2002, consisted of the following:

	2003	2002
	(Dollars in thousands)
Land	$ 1,247	$ 1,247
Buildings and improvements	18,233	18,487
Machinery and equipment	82,003	83,202
Computer equipment and software	7,863	9,410
Furniture and fixtures	1,252	1,130
Construction in progress	1,089	1,264
	111,687	114,740
Less accumulated depreciation and amortization	51,669	51,766
Net property, plant and equipment	$ 60,018 =====	$ 62,974 =====

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.      DISCONTINUED OPERATION

        On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company's QuikWater Division and on May 10, 2002, the Company sold substantially all of the assets of this segment to a group of independent investors and members of management of QuikWater, which included Ashley Weber, daughter of F. William Weber, Chairman and Chief Executive Officer of the Company.  The purchase price for the assets was $100,000 paid in cash at closing and an additional $300,000 that could be realized based on future earnings of the new entity.  None of the additional $300,000 was recorded on the sale due to management's assessment of the contingent nature of the amount.  The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  Accordingly, prior years’ results of the QuikWater segment have been classified as discontinued.  A pre-tax loss of $914,000 was recorded on the disposal of the business segment, net of realized proceeds, which includes $80,000 of related disposal costs.

        Net sales and loss from the discontinued operation were as follows for fiscal years 2002 and 2001:

	2002 -	2001 -
	(Dollars in thousands)
Net Sales	$ 1,912	$ 3,481

Pre-tax loss from operations of discontinued Segment	(550)	(175)
Pre-tax loss on disposal of business segment	(914)	-
Income tax benefit	556	67

Loss on discontinued operation, net of tax	$ (908) =====	$ (108) =====

        Assets and liabilities of the discontinued operation were as follows:

	July 31, 2003	July 31, 2002
(Dollars in thousands)
Other current assets	$ -	$ 3
Current liabilities	(125)	(250)

Net assets (liabilities) of discontinued operation	$ (125) =====	$ (247) =====

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.      LONG TERM DEBT

            Long term debt at July 31, 2003 and 2002, consisted of the following:

	2003	2002
	(Dollars in thousands)
Term loans (A)	$ 12,215	$ 15,316
Revolving loan (A)	28,848	22,103
Revolving loan (B)	-	200
Real estate and equipment term loans (C)	2,226	2,548
Other (D)	679	293
	43,968	40,460
Less current maturities	3,020	3,135

Long term debt	$ 40,948 =====	$ 37,325 =====

            Based upon the borrowing rates currently available to the Company for borrowings with similar terms and average maturities, the Company believes that the carrying amount of its long-term debt approximates fair value.

(A)       The Company has a $15.5 million term loan and a $32 million ($38 million as amended on September 16, 2003) revolving line of credit with its primary lender group.  The term loans and revolving credit loan bear interest at the prime rate (4.0% at July 31, 2003) plus 1.50% in the case of the term loan or plus 1.25% in the case of revolving loan advances.  At the Company’s option, borrowings under any facility can bear interest at LIBOR (1.1% at July 31, 2003) plus 3.25% in the case of the term loan or plus 3.0% in the case of revolving loan advances.  Interest rate margin percentages are currently at the lowest level and (percentage paid over prime or LIBOR) may change depending on Company performance and the achievement of certain covenant ratio levels and borrowing base availability.  These loans mature on May 1, 2005, and are collateralized by substantially all of the Company’s assets.  Principal payments on the term loan of $184,500, plus interest, are due each month until maturity.  Along with the scheduled principal payments, the Company is required to make additional principal payments based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility.  As of July 31, 2003, the Company has made $886,000 of additional principal payments.  The Company may have borrowings and outstanding letters of credit ($1,025,000 at  July 31, 2003) under the revolving credit facility up to the lesser of $38 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable.  The Company pays a commitment fee of 0.25% per annum on any unused and available line of credit and a fee of 3.0% on the outstanding amount of letters of credit.  At July 31, 2003, $2.1 million was available for borrowing under the line of credit.  Pursuant to the terms of the loan agreement, the Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio.  The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum borrowing base availability.  In addition, the loan agreement provides for acceleration of the loans, at the option of the lender, if F. William Weber and Dana S. Weber fail to possess the power to direct or cause the direction of management and policies of the Company, or the Weber Family ceases to own at least 35 percent of the outstanding voting stock, or upon the occurrence of a material adverse change in the operations or financial condition of the business.  All financial covenants are measured on the basis of the Company without consolidating its wholly owned subsidiary, P&J.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(B)       P&J has a line-of-credit agreement for $2,000,000.  The line of credit matures on November 30, 2003, bears interest at the lesser of prime rate (4.0% at July 31, 2003) or LIBOR (1.1% at July 31, 2003) plus 2%, and is collateralized by P&J's assets and guaranteed by Webco.

(C)       These loans were entered into with various public agencies payable in monthly installments aggregating approximately $32,000, including interest, at rates ranging from 3 to 5 percent.  The notes are collateralized by the underlying real estate and/or equipment and mature over a 2 to 8 year period.

(D)       The Company has various equipment loans with its primary lender and other financing companies payable in monthly installments of approximately $25,000, including interest, at rates ranging up to 7.5 percent.  The notes are collateralized by the underlying equipment and mature over a 1 to 5 year period.

            At July 31, 2003, the aggregate future maturities of long term debt are as follows: 2004 $3,020,000; 2005 $39,079,000; 2006 $433,000; 2007 - $382,000; 2008 - $380,000; and thereafter - $674,000.

6.      INCOME TAXES

        The provision for income taxes for fiscal 2003, 2002 and 2001 consists of the following:

	2003	2002	2001
	(Dollars in thousands)
Current:
Federal	$ -	$ -	$ -
State	357	57	80
Deferred:
Federal	874	1,618	(897)
State	103	190	(106)

Total income tax expense (benefit)	$ 1,334 =====	$ 1,865 =====	$ (923) =====

        The actual income tax expense (benefit) for fiscal 2003, 2002 and 2001 differs from income tax based on the federal statutory rate (34%) due to the following:

	2003	2002	2001
	(Dollars in thousands)
Expected tax expense (benefit)	$ 1,106	$ 1,653	$ (822)

State income taxes, net of federal benefit	304	194	(97)
Other	(76)	18	(4)
Total income tax expense (benefit)	$ 1,334 =====	$ 1,865 =====	$ (923) =====

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        At July 31, 2003 and 2002, deferred tax assets and deferred tax liabilities consisted of the following:

	2003	2002
	(Dollars in thousands)
Net current deferred tax assets:
Accounts receivable	$ 242	$ 252
Inventories	405	681
Accrued liabilities	1,555	1,620
Operating loss carry forwards	1,116	-

Net current deferred tax asset	$ 3,318 =====	$ 2,553 =====

Net non-current deferred tax assets (liabilities):
Property plant and equipment	$ (13,881)	$ (13,831)
General business credit carry forward	62	62
Alternative minimum tax credit carry forward	452	452
State operating loss carry forwards	492	-
State tax credits	272	258
Operating loss carry forwards	-	2,198

Net non-current deferred tax liability	$ (12,603) =====	$ (10,861) =====

            At July 31, 2003, the Company has operating loss carry forwards for regular tax purposes of approximately $2,900,000, which expire in 2015 to 2016.

7.      COMMITMENTS AND CONTINGENCIES

LITIGATION - In August 1997, the Company filed an action against a vendor relating to certain cut-off equipment sold to the Company, which did not perform to specifications.  The case sought recoveries for the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company.  On May 27, 1999 a jury awarded the Company $1.1 million on its claims.  Both the Company and the vendor appealed the verdict.  In January 2002, The Tenth Circuit Court of Appeals entered a decision in the case.  The Company's award was affirmed and increased to add prejudgment interest, but the Company's petition to re-consider the exclusion of other incidental and consequential damages was denied.  The total judgment of $1.58 million was collected, and neither party is expected to appeal the decision.

            The Company is party to various lawsuits and claims arising in the ordinary course of business.  Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

LEASES - The Company leases certain buildings and machinery and equipment under non-cancelable operating leases.  Under certain of these leases the Company is required to pay property taxes, insurance, repairs and other costs related to the leased property.  At July 31, 2003, future minimum payments under non-cancelable leases accounted for as operating leases are $1,754,000 in 2004; $1,668,000 in 2005; $1,369,000 in 2006; $1,132,000 in 2007; and $895,000 in 2008.  Total rent expense for all operating leases was $3,322,000, $3,109,000 and $2,916,000 in 2003, 2002 and 2001, respectively.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SELF INSURANCE - The Company maintains a hospitalization and medical coverage program for its employees.  Claims under this program are limited to annual losses of $75,000 per participant plus an additional aggregating deductible of $85,000 for losses in excess of the per participant limit, and aggregate annual claims of up to $2,000,000 through the use of a stop loss insurance policy.  Additionally, the Company self insures Oklahoma workers' compensation claims up to $300,000 per occurrence and retains a maximum aggregate liability of $1,000,000 per one year policy term with respect to all occurrences.  The Company has a performance bond in the amount of $550,000 on file with the State of Oklahoma Workers’ Compensation Court, as required by self-insurance regulations.  Provisions for claims under both programs are accrued based upon the Company's estimate of the aggregate liability for claims (including claims incurred, but not yet reported).  The total reserve for self-insurance medical and workers’ compensation was $1,026,000 and $1,103,000 at July 31, 2003 and 2002, respectively.

PURCHASE COMMITMENTS - At July 31, 2003 the Company was committed on outstanding purchase orders for inventory approximating $21.7 million.

8.      EMPLOYEE BENEFIT PLANS

        The Company maintains a 401 K benefit plan covering all employees meeting certain service requirements. The plan includes a cash, or deferred compensation, arrangement permitting elective contributions to be made by the participants.  Company contributions are made at the discretion of the Board of Directors and are made in cash to the participants’ accounts.  Company contributions were $411,000, $308,000 and $346,000 in fiscal 2003, 2002 and 2001, respectively.

9.      STOCKHOLDERS' EQUITY AND STOCK OPTIONS

        In January 1994, the Company's stockholders approved the 1994 Stock Incentive Plan (the "Plan"), in which directors, employees and consultants are eligible to participate.  Four types of benefits may be granted in any combination under the Plan: incentive stock options, non qualified stock options, restricted stock and stock appreciation rights.  The Plan also provides for certain automatic grants to outside directors.  All options expire ten years from the date of grant (except in the case of 10 percent shareholders, which expire five years from the date of grant) and are exercisable at a price which is at least equal to fair market value on the date of grant (110% of fair market value in the case of 10 percent shareholders).  The employee options vest evenly over a period of two to five years from the date of grant.  The maximum number of shares of common stock with respect to which incentive stock options, non qualified stock options, restricted stock, and stock appreciation rights that may be issued under the Plan is 1,050,000.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Activity under the Plan for the last three fiscal years was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2000	731,500	$5.85
Granted	138,000	$1.60
Forfeited	(61,500)	$5.88

Balance, July 31, 2001	808,000	$5.12
Granted	15,000	$2.80
Exercised	(8,000)	$1.50
Forfeited	(79,500)	$5.61

Balance, July 31, 2002	743,500	$5.07
Granted	92,000	$3.34
Forfeited	(5,400)	$5.16
Balance, July 31, 2003	830,100 ======	$4.87

Outstanding options and exercisable options at July 31, 2003 were as follows:

Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding:
$1.44 - $2.80	151,000	7.5 years	$1.77
$3.31 - $5.75	302,500	6.7 years	$4.07
$6.13 - $8.75	376,600	3.4 years	$6.76
Exercisable:
$1.44 - $2.80	138,700	7.4 years	$1.68
$3.31 - $5.75	169,020	6.0 years	$4.33
$6.13 - $8.75	375,020	3.4 years	$6.76

        As of July 31, 2002 and 2001, exercisable options were 604,220 and 433,820, respectively, with weighted average exercise prices of $5.14 and $6.20, respectively.

        The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under APB No. 25, because the exercise price of the Company’s stock options is at least equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements.  Pro forma information regarding net income and earnings per share is required by SFAS No. 123.  This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to July 31, 1995, under the fair value method of that statement.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            The fair value of options granted in fiscal years 2003, 2002 and 2001 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Weighted average life	4.3 years	6.0 years	4.1 years
Risk-free interest rate	3.12-3.56%	5.34%	5.52-6.0%
Expected volatility	61%	63%	59%
Expected dividend yield	None	None	None

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of its options.  The weighted average estimated fair value of employee stock options, whose exercise price equals the market value on the grant date, granted during 2003, 2002 and 2001 was $1.68, $1.75 and $.81 per share, respectively.   There were no options granted in 2003, 2002 or 2001 with an exercise price exceeding market value on the grant date.

10.    EARNINGS PER SHARE

        Presented below is a reconciliation of the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share, and diluted weighted average shares, which are used in computing diluted earnings per share.

	2003	2002	2001
	(Shares in thousands)
Basic EPS:
Weighted average shares outstanding	7,082	7,077	7,074

Effect of dilutive securities: Options	65	74	-

Diluted EPS:
Diluted weighted average shares outstanding	7,147	7,151	7,074

Anti-dilutive options outstanding (1):
Number of options	679	596	808

Weighted average exercise price	$ 5.56	$ 5.89	$ 5.12

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

        The Company produces tubing for a wide variety of markets and end-use applications.  The percentage breakdown of net sales of the Company's main products was as follows for the last three fiscal years:

	2003 -	2002 -	2001 -
Specialty tubing	64%	59%	61%
Pressure tubing and pipe	32	38	35
Freight, scrap and other	4	3	4
Total	100%	100%	100%

12.    RELATED PARTY TRANSACTIONS

        In October 1995, the Company entered into an agreement with an entity owned by the majority stockholders to subcontract certain manufacturing services.  Beginning in late 2000, the Company contracted with the same entity to subcontract the production of QuikWater units, which ceased with the disposal of QuikWater in May 2002.  No payments were made by the Company in 2003 while $423,000 was paid in fiscal 2002.  In addition, the Company charges this entity for certain services and technical assistance.  During fiscal year 2003, the Company had billed charges of $21,000 and received payments of $12,000.  The outstanding receivable balance was $885,000 and $876,000 at July 31, 2003 and 2002, respectively.  As of the end of fiscal year 2003, the Company had discontinued all sharing of such services with this entity.

        The Company purchases certain specialty packaging and shipping materials from an entity sold by the principal stockholder during the first quarter of fiscal 2003.  Payments of $113,500 and $135,800 were made by the Company in fiscal 2003 and 2002, respectively.  In addition, the Company charges this entity for certain shared benefits and services, including telephone and technical assistance.  During fiscal year 2003, the Company had billed charges of $1,000 and received payments of $5,000.  There was no outstanding receivable balance at July 31, 2003 and $4,000 at July 31, 2002.  The principal stockholder continues to serve on the entity’s board of directors and holds a note receivable, with full recourse, from the new owners.

        The Company leases its distribution facility in Nederland, Texas from an entity owned by certain Company executives.  The amount of the monthly lease payments was determined at the beginning of the lease by an independent evaluation.  During 2003, 2002 and 2001, lease expense under the agreement totaled approximately $65,000 in each year.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Advances were made from time to time during fiscal 1998 and prior years (none during 1999-2003) to the principal stockholder with the highest amount outstanding being $1,200,000 in 2003 and 2002.  The balance outstanding at July 31, 2003 and 2002, was $1,200,000.  The advance is evidenced by a five-year promissory note from the principal stockholder and is collateralized by Company stock and is also a personal obligation.  The note bears interest at 3.97 percent and is payable at maturity of the note on June 30, 2007.  Accrued interest on the note receivable was $711,000 and $663,000 at July 31, 2003 and 2002, respectively, and is included in notes receivable from related parties in the accompanying balance sheet.

        Other advances on various terms were made to certain executives prior to fiscal 2000, with the highest amounts outstanding being $518,000 in 2003 and 2002.  The balance outstanding at July 31, 2003 and 2002 was $518,000.  Certain of the advances are collateralized by shares of the Company's common stock and are also personal obligations of the respective officers.  The advances are evidenced by five-year promissory notes bearing interest at 3.97 percent and maturing on December 31, 2006.  Accrued interest on the notes receivable from related parties totaled $28,000 and $24,000 at July 31, 2003 and 2002, respectively, and is included in notes receivable from related parties in the accompanying balance sheet.

WEBCO INDUSTRIES, INC.
SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA
(UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Quarters Ended
	October 31,	January 31,	April 30,	July 31,	Total
	2002	2003	2003	2003	Year
2003
Net sales	$ 44,313	$ 43,138	$ 44,704	$ 43,614	$ 175,769
Gross profit	5,804	5,205	3,324	3,461	17,794
Income from operations	2,195	2,097	648	528	5,468
Net income	963	871	67	17	1,918

Net income per diluted share	$ .13	$ .12	$ .01	$ -	$ .27
Weighted average shares outstanding, diluted	7,153	7,148	7,146	7,141	7,147

	Quarters Ended
	October 31,	January 31,	April 30,	July 31,	Total
	2001	2002	2002	2002	Year
2002
Net sales	$ 39,834	$ 38,204	$ 40,151	$ 38,105	$ 156,294
Gross profit	4,721	4,387	5,234	4,473	18,815
Income from operations	1,653	2,938	1,601	1,657	7,849
Income from continuing Operations, net of tax	441	1,343	559	653	2,996
Loss from discontinued operation, net of tax	(32)	(10)	(773)	(93)	(908)
Net income (loss)	409	1,333	(214)	560	2,088
Net income (loss) per diluted share:
Continuing operations	$ .06	$ .19	$ .08	$ .09	$ .42
Net income (loss)	$ .06	$ .19	$ ( .04)	$ .08	$ .29
Weighted average shares outstanding, diluted	7,127	7,139	7,185	7,182	7,151

        The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

        Quarterly figures for fiscal year 2002 have been restated to reflect the Company's divestiture of the QuikWater Division on May 10, 2002.  The Company sold substantially all of the assets of this segment.  The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  Accordingly, current year results of the QuikWater segment have been classified as discontinued, and prior periods have been restated.  The restatement had no effect on net income (loss).  The reader should refer to Part II, Item 8: Note 4 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K for additional information regarding this matter.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in or disagreements between the Company and its independent auditors.

ITEM 9A.  CONTROLS AND PROCEDURES

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of the Company's fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8 K

(a)       The following documents are filed as part of this report:

  (1)     Financial Statements of Webco Industries, Inc. which are included in Part II,

                  Item 8:

                  Report of Independent Auditors

                  Consolidated Balance Sheets - July 31, 2003 and 2002

Consolidated Statements of Operations - Years ended July 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity - Years ended July 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows - Years ended July 31, 2003, 2002 and 2001

                  Notes to Consolidated Financial Statements

                  Supplemental Consolidated Quarterly Financial Data (Unaudited)

  (2)    Financial Statement Schedule:

WEBCO INDUSTRIES, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended July 31, 2003
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(1) Deductions	Balance at End of Period
Allowance for bad debts:
2001	$ 237	$ 387	-	$ (4)	$ 620
2002	620	410	-	(367)	663
2003	663	287	-	(314)	636

Reserve for inventory
obsolescence:
2001	$ 566	$ 1,314	-	$ (1,027)	$ 853
2002	853	2,477	-	(1,750)	1,580
2003	1,580	1,558	-	(1,473)	1,665

(1)    Amounts represent accounts receivable write offs, net of recoveries, or inventory disposals.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8 K - Continued

  (3)    Exhibits:

Exhibit

Number     Exhibit Description

3 (i)            Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form S 1, No. 33 72994).

3 (ii)           By Laws (incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form S 1, No. 33 72994).

10.1                  1994 Stock Incentive Plan, as amended (incorporated by reference to the Company's Registration Statement on Form S 8, No. 333 91754).

10.2                  Lease, datedOctober 22, 1996, between the Company and Baker Performance Chemicals Incorporated (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K dated July 31, 1997, File No. 0 23242).

10.3                  Employment Agreement expiring December 31, 2002, between the Company and Christopher L. Kowalski (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K dated July 31, 1998, File No. 0-23242).

10.4                  Lease, dated March 16, 1998, between the Company and Tubular Properties, Ltd. (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K dated July 31, 1998, File No. 0 23242).

10.5                  Agreement and Plan of Reorganization dated as of June 29, 1998 by and among Webco Industries, Inc., P&J Acquisition Corp., Phillips & Johnston, Inc., Christopher L Kowalski and Robert N. Pressly (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated June 29, 1998, File No. 0 23242).

10.6                  Loan Agreement, dated December 1, 1998, between the Pennsylvania Economic Development Financing Authority and Webco Industries, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q dated January 31, 1999, File No. 0 23242).

10.7                  Sale of assets of QuikWater Division dated as of May 10, 2002 by and among Webco Industries, Inc. and Quik Water Systems, Inc.(Acquisition Corp.) (incorporated by reference to the Company's Form 8-K dated May 10, 2002, File No. 0 23242).

10.8                  Loan and Security Agreement, dated as of June 14, 2002, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated June 14, 2002, File No. 0 23242).

10.9 *         Amendment No. 2 to Loan and Security Agreement dated June 14, 2003, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8 K - Continued

Exhibit

Number     Exhibit Description

10.10 *       Employment Agreement expiring September 30, 2006 for F. William Weber.

10.11 *       Employment Agreement expiring September 30, 2006 for Dana S. Weber.

10.12 *       Employment Agreement expiring September 30, 2006 for David E. Boyer.

10.13 *       Employment Agreement expiring September 30, 2006 for Michael P. Howard.

14 *            Code of Ethics

23.1 *         Consent of PricewaterhouseCoopers LLP.

31.1 *         Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *         Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *         Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *         Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Filed herewith.

(b)                Reports on Form 8 K:

                 Items 7 and 9 disclosure dated March 5, 2003 in connection with second quarter press release.

                 Items 7 and 9 disclosure dated March 14, 2003 in connection with second quarter 10-Q filing.

                 Items 7, 9 and 12 disclosure dated May 30, 2003 in connection with third quarter press release.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                     WEBCO INDUSTRIES, INC.

October 28, 2003                                                       By:    /s/ F. William Weber
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

October 28, 2003                                                       By:    /s/ F. William Weber
                                                                                               F. William Weber
                                                                                               Chairman, Chief Executive
                                                                                               Officer and Director

October 28, 2003                                                       By:    /s/ Dana S. Weber
                                                                                               Dana S. Weber
                                                                                               President, Chief Operating Officer
                                                                                               and Director

October 28, 2003                                                       By:    /s/ Michael P. Howard
                                                                                               Michael P. Howard
                                                                                               Chief Financial Officer

October 28, 2003                                                       By:    /s/ Christopher L. Kowalski
                                                                                               Christopher L. Kowalski
                                                                                               President-Phillips & Johnston, Inc.
                                                                                               and Director

October 28, 2003                                                       By:    /s/ Jack D. McCarthy
                                                                                               Jack D. McCarthy
                                                                                               Director

October 28, 2003                                                       By:    /s/ Kenneth E. Case
                                                                                               Kenneth E. Case
                                                                                               Director

October 28, 2003                                                       By:    /s/ Bradley S. Vetal
                                                                                               Bradley S. Vetal
                                                                                               Director