Form 10-Q
period 2003-10-31
WEBCO INDUSTRIES INC
filed 2003-12-11
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark one)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended       October 31, 2003
                                                             _____________________________________________________________________________

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

                                                                                                                                [  ] Yes     [ X ] No

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,081,723 shares of Common Stock, $0.01 par value, as of November 30, 2003.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6-9
Report of Independent Accountants	10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11-17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	19

PART II OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 2. Changes in Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of
Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20

SIGNATURES	21

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	October 31,	July 31,
	2003 -	2003 -
ASSETS

Current assets:
Cash	$ 162	$ 189
Accounts receivable, net	26,523	21,781
Inventories	41,568	40,794
Prepaid expenses	320	328
Deferred income tax asset	2,932	3,318

Total current assets	71,505	66,410

Property, plant and equipment, net	60,757	60,018

Notes receivable from related parties	2,573	2,560
Other assets, net	1,425	1,539

Total assets	$ 136,260 ======	$ 130,527 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 17,185	$ 17,216
Accrued liabilities	6,055	5,676
Current portion of long-term debt	3,300	3,020

Total current liabilities	26,540	25,912

Long-term debt	45,879	40,948

Deferred income tax liability	12,428	12,603

Commitments and contingencies - Note 4

Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares
authorized, 7,081,723 shares issued and outstanding	71	71
Additional paid-in capital	35,744	35,744
Accumulated other comprehensive loss, net of tax	(65)	-
Retained earnings	15,663	15,249

Total stockholders' equity	51,413	51,064

Total liabilities and stockholders' equity	$ 136,260 ======	$ 130,527 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three months ended October 31,
	2003 -	2002 -

Net Sales	$ 49,090	$ 44,313
Cost of Sales	44,496	38,509

Gross Profit	4,594	5,804

Selling, general and administrative expenses	3,334	3,609

Income from operations	1,260	2,195

Interest expense	555	629

Income before income taxes	705	1,566

Provision for income taxes	291	603

Net income	$ 414 ======	$ 963 ======

Net income per share:
Basic	$ .06 ======	$ .14 ======
Diluted	$ .06 ======	$ .13 ======

Weighted average common shares outstanding:
Basic	7,082 ======	7,082 ======
Diluted	7,147 ======	7,153 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended October 31,

	2003 -	2002 -

Cash flows from operating activities:
Net income	$ 414	$ 963
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	1,789	1673
Loss on disposition of property, plant and equipment	7	-
Deferred tax expense	257	603
(Increase) decrease in:
Accounts receivable	(4,742)	(4,200)
Inventories	(774)	(4,797)
Prepaid and Other	(5)	(222)
Increase (decrease) in:
Accounts payable	(2,657)	522
Accrued liabilities	312	(229)
Net change from discontinued operation	(2)	(80)

Net cash used in operating activities	(5,401)	(5,767)

Cash flows from investing activities:
Capital expenditures	(2,339)	(1,562)
Proceeds from sale of property, plant and equipment	2	-
Other	63	(93)

Net cash used in investing activities	(2,274)	(1,655)

Cash flows from financing activities:
Proceeds from long-term debt	47,322	43,870
Principal payments on long-term debt	(42,111)	(38,526)
Debt issue costs	(50)	(14)
Increase in book overdrafts	2,487	2,115

Net cash provided by financing activities	7,648	7,445

Net increase (decrease) in cash	(27)	23

Cash, beginning of period	189	212

Cash, end of period	$ 162 ======	$ 235 ======

See accompanying notes to unaudited consolidated financial statements.

Note 1 – General

            The accompanying unaudited consolidated financial statements include the accounts of Webco Industries, Inc. (together with its subsidiary, “Webco” or the “Company”) and its wholly owned subsidiary Phillips & Johnston, Inc. (“P&J”).  Webco is a manufacturer and value-added distributor of high-quality carbon steel, stainless steel and other metal tubular products designed to industry and customer specifications.  All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.

            The unaudited consolidated financial statements include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for the fair presentation of financial position at October 31, 2003, and results of operations and cash flows for the three-month periods ended October 31, 2003 and 2002.  Results for the three-month periods ended October 31, 2003 are not necessarily indicative of results that will be realized for the full 2004 fiscal year.  The July 31, 2003, year-end balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-K for the year ended July 31, 2003.

            The Company’s independent auditors have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants.  Pursuant to Rule 436 (c) under the Securities Act of 1933, their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Sections 7 and 11 of that Act.

Derivative Financial Instruments -   The Company accounts for its natural gas hedge instruments according to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149.  These statements require that every derivative or hedge instrument be recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company formally documents its hedge instruments as hedges of a specific underlying exposure (natural gas prices), as well as the risk management objective and strategy for entering into each hedge transaction.  At October 31, 2003, the Company’s natural gas hedges had a negative net fair value of $111,000.  This amount is included as a liability on the Company’s balance sheet with a corresponding deficit balance of $65,000, net of a deferred tax benefit of $46,000, included in stockholders’ equity as accumulated other comprehensive loss.

Note 1 – General, continued

Stock Options - The Company accounts for its 1994 Stock Incentive Plan (the “Plan”) under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and FASB Statement No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123", to stock-based employee compensation (in thousands):

Three Months Ended
October 31,
	2003 .	2002 .
Net income, as reported	$ 414	$ 963
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(17)	(22)
Pro forma net income	$ 397 ======	$ 941 ======

Earnings per share:
Basic-as reported	$ .06 ======	$ .14 ======
Basic-pro forma	$ .06 ======	$ .13 ======

Diluted-as reported	$ .06 ======	$ .13 ======
Diluted-pro forma	$ .06 ======	$ .13 ======

Note 2 – Comprehensive Income

            The Company follows FASB Statement No. 130, “Reporting Comprehensive Income”.  This statement requires the reporting of comprehensive income and its components which includes the changes in fair market value of the Company’s natural gas hedge contracts.  The Company’s comprehensive income for the three months ended October 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended October 31,
	2003	2002
Net Income	$ 414	$ 963
Change in value of derivative hedging instrument, net of taxes of $52	(74)	-
Reclassification of derivative hedging settlements to income, net of taxes of $6	(9)	-
	(65)	-
Comprehensive Income	$ 349 =====	$ 963 =====

            As of October 31, 2003, accumulated other comprehensive loss consisted of $65,000 of change in fair value on natural gas hedging instruments, net of tax.

Note 3 - Inventories

            At October 31, 2003 and July 31, 2003, inventories were as follows (in thousands):

	October 31,2003	July 31, 2003

Raw materials	$ 18,855	$ 16,412
Work-in-process	2,905	2,977
Finished goods	16,590	18,285
Maintenance parts and supplies	3,218	3,120

Total inventories	$ 41,568 ======	$ 40,794 ======

Note 4 – Commitments and Contingencies

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

	Three Months Ended
	October 31,
	2003 .	2002 .
Basic EPS:
Weighted average shares outstanding	7,082	7082
Effect of dilutive securities: Options	65	71

Diluted EPS:
Diluted weighted average shares outstanding	7,147 =====	7,153 =====

Anti-dilutive options outstanding:
Number of options	675 =====	594 =====
Weighted average exercise price per share	$ 5.56 =====	$ 5.89 =====

Note 6 - Segment Information

        The Company applies the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information"(FAS 131).  The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, processes and customers, those operations are aggregated for segment determination purposes.  As a result, the Company's continuing operations only include activities related to the manufacturing and distribution of tubular products primarily made of carbon and stainless steel.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Webco Industries, Inc.

            We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiary as of October 31, 2003, and the related consolidated statements of operations and cash flows for the three-month periods ended October 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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

            We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 25, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of July 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
December 2, 2003

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Webco Industries, Inc., an Oklahoma corporation, was founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer.  Webco is a manufacturer and value-added distributor of high-quality carbon steel, stainless steel and other metal tubular products designed to industry and customer specifications.  Webco's tubing products consist primarily of pressure tubing and specialty tubing for use in durable and capital goods including heat exchangers, boilers, autos and trucks, and home appliances.  The Company's long-term strategy involves the pursuit of niche markets within the metal tubing industry through the deployment of leading-edge manufacturing and information technology.  The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,000 customers throughout North America.

        The Company’s philosophy is to pursue growth and profitability through the identification of niche markets for tubular products where the Company can provide a high level of value-added engineering and customer service in order to become a market leader.

        Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its wholly-owned subsidiary, Phillips & Johnston, Inc.("P&J"), on a consolidated basis.

Results of Operations for the Three Months Ended October 31, 2003 Compared with the Three Months Ended October 31, 2002

        Pressure and Specialty Tubing Product sales for the quarter ended October 31, 2003 were $49,090,000, an increase of 10.8 percent from the $44,313,000 for the same quarter last year.  The $4,777,000 increase in net sales is due to higher sales volumes of specialty tubing products, particularly in certain high alloy markets.  Shipped tonnages improved 3.8 percent over the same quarter in fiscal 2003 primarily due to new market opportunities in the OEM markets. Despite the increase in overall price per ton for the Company’s products, much of the additional volume is being driven by lower margin products, which coupled with the operating inefficiencies at the Oil City, Pennsylvania facility has resulted in a reduction in gross profit margin as seen below.

        Gross profit for Pressure and Specialty Tubing Products decreased to $4,594,000, or 9.4 percent of net sales, for the first quarter of fiscal 2004 from $5,804,000, or 13.1 percent of net sales, for the same period in fiscal 2003.  Volume increases in the Company’s specialty OEM markets continues to present challenges as significant competition and pricing pressure exists in these markets.  Gross profit margins in fiscal 2004 were negatively impacted by increased expenses and operating inefficiencies at the Oil City facility during the first quarter of the current year.  Competitive pricing continues along most of the Company’s specialty tubing product lines due to industry over-capacity and carbon raw material price volatility.

      Selling, general and administrative expenses were $3,334,000 for the first quarter of fiscal 2004 compared to $3,609,000 for the same quarter of fiscal 2003.  The current quarter decrease was primarily due to a $145,000 reduction in employee incentive payments and executive bonus accruals due to lowered financial results and a $105,000 reduction in information technology expenses as a system hardware migration project during the first quarter of fiscal 2003 increased expenses during that period.

        Interest expense for the current period was $555,000 compared to $629,000 for the same quarter last year.  The decrease in interest is the result of the average interest rate under the Company’s senior debt facility for the three months ended October 31, 2003 being 4.0 percent as compared to 5.3 percent during the first quarter of fiscal 2003.  The average level of debt increased slightly to $42.1 million from $41.3 million for the same period last year.  The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR.  Slightly higher borrowing levels have resulted from the Company's higher inventory levels and the funding of capital expenditures.  A significant increase in interest rates could have a material impact on the Company’s results of operations and cash flows.  See Part I, Item 3: “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q for additional information concerning interest rate risk.

        The recorded income tax provision for the quarter ended October 31, 2003 is based upon the estimated annual combined effective federal and state income tax rates.  The effective income tax rate for the current quarter of fiscal 2004 was 41.2 percent compared to 38.5 percent in the prior year period.  The higher effective tax rate is a result of the Company’s increased business level in certain states with higher tax rates.

        The steel industry is characterized by changing customer demands, foreign competition, government influence on raw material and finished good import prices, as evidenced by trade tariffs, and financial instability among domestic steel producers.  Due to foreign demand for domestic steel, the weakening value of the U.S. dollar, changes in the amount and existence of tariffs on carbon steel coils and the rationalization of some domestic steel production, the volatility of the Company's cost of carbon steel coil has increased significantly.  The Company's ability to pass increased raw material costs on to its customers is often not possible as intense price competition can exist in the markets into which the finished tubing is being sold.

Liquidity and Capital Resources

        Net cash used in operations was $5,401,000 for the three months ended October 31, 2003 versus $5,767,000 for the prior year period.  Accounts receivable increased $4,742,000 during the current period.  The current year period experienced stronger sales compared to the fourth quarter of fiscal 2003 driving the increase in accounts receivable, which is consistent with the increase in the first quarter of the prior year of $4,200,000.  Inventories also increased $774,000 during the three-month period ended October 31, 2003.  Management is currently proceeding with strategies to reduce current inventory levels.  Average inventory turned approximately 4.7 times on an annualized basis during the first three months of fiscal 2004 due to strong sales during the quarter.  The average inventory turn rate for fiscal year 2003 was approximately 4.4.  Accounts payable decreased $2,657,000 during the current period but was mostly offset by an increase in book overdrafts of $2,487,000 which is included as part of financing activities.

        Net cash used in investing activities for the three months ended October 31, 2003 was $2,274,000 compared to the $1,655,000 used during the same period in fiscal 2003.  Capital expenditures made during the current period primarily related to the expansion of the stainless tube welding facility in Mannford, Oklahoma, and related technology investments.  Prior period expenditures were primarily related to technology investments for stainless tube production and a hardware migration for the Company’s primary computer systems.

        The Company’s capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced.  The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies.  Capital spending plans for the remainder of 2004 will primarily consist of completing the expansion at the Mannford, Oklahoma, facility, the continued deployment of technology investments for stainless tube-making, the development of value-added capabilities for the Company’s increased carbon capacity and normal facility maintenance spending, all of which is expected to be in the range of $3.5 to $5.5 million for the full fiscal year.  The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

        The Company's senior debt facilities with its primary lender provide for a term loan of $15.5 million, and a line of credit of $38 million.  As of October 31, 2003, the Company had $11.7 million outstanding on its senior debt facility term loan and $34.6 million on its related revolving line of credit.  The maturity date of the debt facilities is May 1, 2005 and the loans are collateralized by substantially all of the Company’s assets.  The Company may have borrowings and outstanding letters of credit under the revolving credit facility up to the lesser of $38 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable.  At October 31, 2003, $2.8 million ($2.5 million at November 30, 2003) was available for borrowing on the line of credit under the terms of the note agreement.  Principal payments on the term loan of $184,500, plus interest, are due each month until maturity.  Along with the scheduled principal payments, the Company is required to make additional principal payments based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility.  Additional payments of $199,500 and $221,500 will be made during the second quarter of fiscal 2004 based on the excess cash flow calculations for the fourth quarter of 2003 and first quarter of 2004, respectively.

        Through its’ subsidiary, P&J, the Company also has a line of credit agreement for $1,500,000 and a term loan of $500,000 with its primary lender.  As of October 31, 2003, $59,000 was outstanding on the term loan and $55,000 on the line of credit.  The line of credit matures on November 30, 2004 and the term loan matures in April 2004.  Both loans are collateralized by Company assets.  At October 31, 2003, $1,945,000 was available for borrowing under the line of credit.

        The Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio.  The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum borrowing base availability.  As of October 31, 2003, the Company was in compliance with all such covenants under the existing facility.

        The Company has arranged financing with various public agencies related to the Oil City facility, of which, $2.14 million is outstanding at October 31, 2003.  The agency loans are collateralized by the underlying real estate and certain equipment.  The notes mature over a 2 to 8 year period and bear interest at rates ranging from 3 to 5 percent.

        The Company has various equipment loans with its primary lender and other financing companies of which, $630,000 is outstanding at October 31, 2003.  The loans are collateralized by the underlying equipment and mature over a 1 to 5 year period and bear interest at rates ranging up to 6 percent.

        In addition to the above debt arrangements, the Company leases certain buildings, machinery and equipment under non-cancelable operating leases.  Under certain of these leases the Company is obligated to pay property taxes, insurance, repairs and other costs related to the leased property.

        The following table sets forth the future minimum payments required under the above debt and lease agreements at October 31, 2003:

	Payments Due by Fiscal Year
Contractual Obligations	2004 (1)	2005	2006	2007	2008	Thereafter	Total
Senior Long-Term Debt	$ 2,082	$ 9,580	$ -	$ -	$ -	$ -	$ 11,662
Senior Line of Credit	-	34,633	-	-	-	-	34,633
Public Agency Long-Term Debt	257	301	299	307	308	669	2,141
P&J Long-Term Debt	59	-	-	-	-	-	59
P&J Line of Credit	-	55	-	-	-	-	55
Operating Leases	1,316	1,668	1,369	1,132	895	1,439	7,818
Other	168	157	140	81	78	5	629
Total Cash Obligations	$ 3,882	$ 46,394	$ 1,808	$ 1,520	$ 1,281	$ 2,113	$ 56,998

 (1) – Amounts for 2004 reflect the future minimum payments for the remaining nine months of the fiscal year.

        Management believes its current capital structure is adequate for current operations and to allow for planned capital additions and improvements.  Interest rate increases or lack of capital availability could limit capital spending or the working capital necessary to take advantage of growth opportunities.

        The Company enters into purchase commitments with steel vendors as part of the ordinary course of business.  The Company is currently committed on outstanding purchase orders for inventory approximating $25.0 million.

Critical Accounting Policies

        The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  Critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions used for calculating financial estimates that have a direct affect on the reported amounts of assets, liabilities, revenues and expenses for the period presented.  Management believes that the judgments it makes and the assumptions it uses are reasonable based on the information available; however by their nature, these judgments are subject to an inherent degree of uncertainty and in some instances may prove to be inaccurate.  There can be no assurances that actual results will not differ from those estimates.  These judgments are based on historical experience, terms of existing purchase arrangements, observance of trends in the industry, information provided by customers and information provided from outside sources, as appropriate.  The Company believes its’ most critical accounting policies are as follows:

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

Inventories — The Company values inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory.  Cost for raw materials, work-in-process, finished goods and maintenance parts and supplies are determined on the weighted average cost method.  The Company regularly reviews inventory quantities on hand and reduces the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing.  The steel industry is characterized by changing customer demands, government influence on raw material and finished good import prices, as evidenced by current steel tariffs, and financial instability among domestic steel producers that could result in significant increases or decreases in inventory pricing or increases in excess or obsolete inventory quantities on hand.  The Company's estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may have been understated or overstated.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the carrying value of the Company's inventory and reported operating results.

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

Accounting for Certain Long-Lived Assets — The Company evaluates its assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  When recoverability is in question, the Company reviews its long-lived assets for impairment based on estimated future non-discounted cash flows attributable to the assets.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.  While the Company believes its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the valuations.

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

New Accounting Pronouncements

        On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”).  FIN 46 provides guidance on identifying entities controlled by means other than through voting rights and how to determine when and which business entity should consolidate the variable interest entities (“VIE”).  Consolidation applies to entities in which the equity investor does not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities in the absence other subordinated financial support from other parties.  The Company is currently evaluating the potential impact of FIN 46 on its consolidated financial statements as the statement is effective for periods ending after December 15, 2003.

Safe Harbor for Forward Looking Statements:  Certain statements in this Form 10-Q, including statements preceded by, or predicated upon the words "anticipates", "appears", "believes", "expects", "hopeful", "plans" or "should", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein.  Such risks, uncertainties and factors include, among others: general economic and business conditions, competition from imports, changes in manufacturing technology, banking environment, monetary policy, raw material costs and availability, industry capacity, domestic competition, loss of significant customers and customer work stoppages, customer claims, technical and data processing capabilities, and insurance costs and availability.  The reader should refer to Part I, Item 1: "Forward Looking Statements" of the Company's Form 10-K for the year ended July 31, 2003 for additional information regarding this matter.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk — The Company's primary risk relates to changes in interest rates on its long-term debt under its senior debt facility.  At October 31, 2003, the senior debt facility represented $46.3 million of the total debt outstanding of $49.2 million.  A significant amount of the remaining debt of $2.9 million bears interest at fixed rates ranging from 3 and 5 percent.  The Company's senior term and revolving debt bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or the Prime Rate.  Accordingly, the Company believes the carrying value of its variable rate, long-term debt approximates fair value.  The Company has not entered into derivative contracts or other financial instruments for speculative or trading purposes.  Furthermore, the Company has not used financial instruments in the past, such as interest rate swaps or hedges, to minimize the impact of interest rate fluctuations on earnings and cash flow, however, management could use such instruments if warranted based on estimates of future interest rates.  Using the average outstanding long-term debt under the senior debt facility for the first three months of fiscal 2004 of $42.1 million, a one percent change in the floating rates would change annual cash flow and earnings before income taxes by approximately $421,000.

Inventory Risk — The steel industry is characterized by changing customer demands, foreign competition, government influence on raw material and finished good import prices, as evidenced by recent steel tariff decisions, and financial instability a number of domestic steel producers.  Due to tariffs on carbon steel coils and the rationalization of some domestic steel production, the Company's cost of carbon steel coils increased during fiscal 2003.  The Company’s short-term ability to raise prices to its customers is often not as related to the change in the cost of its steel coil raw materials as it is to the competition that exists in the markets into which the tubing is being sold.  The Company's ability to raise prices to offset increases in steel costs may prove to be difficult, which could result in unrealizable inventory values and a decline in profit margins.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

Natural Gas Risk — The Company uses natural gas in significant quantities as part of its manufacturing processes.  From time to time, the Company experiences significant increases and decreases in the price of natural gas.  The Company's ability to raise prices to offset increasing gas costs may prove to be difficult, which could result in declines in profit margins.  During the first quarter of fiscal 2004, the Company entered into various fixed price and NYMEX swap contracts in order to manage the natural gas price risk.  Contract terms range from 7 months to 3 years at prices ranging from $4.90 per mcf to $5.43 per mcf.  Contracts will essentially lock in prices for 30,000 mcf per month through April 2004; 20,000 mcf per month from May 2004 through September 2004; and 10,000 mcf per month from October 2004 through September 2006.  Management believes such contracts are warranted based on estimates of future prices and the amount of natural gas used by the Company.  The average amount of natural gas used per month in fiscal 2003 was 34,000 mcf at an average price of $5.01 per mcf.  At October 31, 2003, the Company’s natural gas hedges had a negative net fair value of $111,000.  This amount is included as a liability on the Company’s balance sheet with a corresponding deficit balance of $65,000, net of a deferred tax benefit of $46,000, included in stockholders’ equity as accumulated other comprehensive loss.

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

PART II.  OTHER INFORMATION

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

        A. Exhibits

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

        The Company filed a Form 8-K dated September 24, 2003 for its’ fiscal 2003 fourth quarter and year-end earnings release.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        WEBCO INDUSTRIES, INC.

            December 11, 2003                             /s/Michael P. Howard
                                                                        Michael P. Howard
                                                                        Treasurer
                                                                        Chief Financial Officer
                                                                        Vice President of Finance and Administration
                                                                        (Principal Financial and Accounting Officer)