Form 10-K/A
period 2003-07-31
WEBCO INDUSTRIES INC
filed 2004-03-04
CIK 916314

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10 K/A
Amendment 1

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

EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-K/A amends Items 6, 7, 8 and 15 of the Annual Report on Form 10-K of Webco Industries, Inc. (the "Company") for the fiscal year ended July 31, 2003 as filed with the Securities and Exchange Commission on October 29, 2003 (the "Annual Report").  This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report or modify or update those disclosures affected by subsequent events.

            As discussed in Note 1A, this Form 10-K/A restates the balance sheet classification of outstanding debt under the  Company's Senior Revolving Line of Credit ("LOC") from long-term to current liabilities.  Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding LOC, and loan terms that allow the lender to declare the loan in default on a subjective basis.  This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement.  The Company's LOC, which matures May 1, 2005, contains such features and accordingly, the accompanying financial statements have been restated to reclassify outstanding borrowings under the LOC to "Current portion of long-term debt".  This change in balance sheet classification does not affect the Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART II

Item 6. Selected Financial Data	3
Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations	4
Item 8. Financial Statements and Supplementary Data	13

PART IV

Item 15. Exhibits, Financial Statement Schedules and
Reports on Form 8 K	34

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

FORM 10 K

PART II

ITEM 6.          SELECTED FINANCIAL DATA

        The following table presents selected financial information for the Company as of the end of and for each of the five years in the period ended July 31, 2003, which has been derived from the audited Financial Statements of the Company.

        The selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K/A.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY Selected Financial Data For the Years Ended July 31, (Dollars in thousands, except per share data)

Income Statement Data:	2003	2002	2001	2000	1999
Net sales	$ 175,769	$ 156,294	$ 148,279	$ 142,293	$ 135,058
Gross profit	17,794	18,815	14,932	19,105	20,965
Income from operations (2)	5,468	7,849	2,314	4,822	7,084

Income (loss) from continuing operations	1,918	2,996	(1,494)	536	2,823
Loss from discontinued operation (1)	-	(908)	(108)	(1,561)	(947)
Net income (loss)	1,918	2,088	(1,602)	(1,025)	1,876

Diluted earnings (loss) per share:
Income (loss) from continuing operations	.27	.42	(0.21)	.08	.40
Loss from discontinued operation (1)	-	(.13)	(0.02)	(0.22)	(.13)
Net income (loss)	.27	.29	(0.23)	(0.14)	.27

Balance Sheet Data:
Working capital (restated)	$ 11,650	$ 7,218	$ 9,949	$ 12,456	$ 19,731
Total assets	130,527	123,928	128,347	130,123	120,481
Long term debt (net of current portion) (restated)	12,100	15,222	25,740	26,306	27,131
Stockholders' equity	51,064	49,146	47,046	48,648	49,673

(1)           The loss from the discontinued operation for all years relates to the operations of QuikWater and the sale of that separate business segment in 2002.  See Note 4 to the consolidated financial statements of this Form 10-K/A.

(2)           Fiscal year 2002 includes a $1.58 million litigation award from an equipment vendor.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the “Selected Financial Data” and the Financial Statements of the Company and notes thereto appearing elsewhere in this Form 10-K/A.

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

        In May 2002, the Company sold substantially all of the assets of its QuikWater Division and treated the disposal as a discontinued operation.  The reader should refer to Note 4 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K/A for additional information regarding this matter.

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

        Selling, general and administrative expenses were $12.3 million in fiscal 2003 compared with $12.5 million in fiscal 2002.  The second quarter of the current year includes an insurance recovery to the Company of $299,000 from a January 2001 fire at the Company’s Oil City facility.  The Company had a reduction of $489,000 in employee incentive payments and executive bonus accruals in fiscal 2003 as a result of failing to achieve budgeted profitability levels.  These decreases were offset by an increase of $259,000 in enterprise resource planning expenses primarily due to a computer hardware migration project and a $311,000 increase in sales and marketing expenses driven by new market opportunities and increased sales volumes.

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

        On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company's QuikWater Division and on May 10, 2002, the Company sold substantially all of the assets of this segment to a group of independent investors and members of management of QuikWater, which included Ashley Weber, daughter of F. William Weber, Chairman and Chief Executive Officer of the Company.  The purchase price for the assets was $100,000 paid in cash at closing and an additional $300,000 that could be realized based on future earnings of the new entity over a three year period.  None of the additional $300,000 has been recorded on the sale due to management's assessment of the contingent nature of the amount.  The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  Accordingly, prior period results of the QuikWater segment have been classified as discontinued.  A loss of $914,000 was recorded on the disposal of the business segment, net of realized proceeds, which includes $80,000 of related disposal costs.  The reader should refer to Part II, Item 8: Note 4 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K/A for additional information regarding this matter.

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

        The Company's senior debt facilities with its primary lender provide for a term loan of $15.5 million, and a revolving line of credit of $32 million ($38 million as amended on September 16, 2003).  As of July 31, 2003, the Company had $12.2 million outstanding on the senior debt facility term loan and $28.8 million on the related revolving line of credit.  The maturity date of both the term loan and the revolver is May 1, 2005 and the loans are collateralized by substantially all of the Company’s assets.  The Company may have borrowings and outstanding letters of credit under the revolving credit facility up to the lesser of $38 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable.  At July 31, 2003, $2.1 million ($5.7 million at September 30, 2003) was available for borrowing on the line of credit under the terms of the note agreement.  Principal payments on the term loan of $184,500, plus interest, are due each month until maturity.  Along with the scheduled principal payments, the Company is required to make additional principal payments on the term loan based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility.  As of July 31, 2003, the Company has made $886,000 of additional principal payments.  An additional payment of $199,500 will be made during the second quarter of 2004 based on the Company's performance in the fourth quarter of 2003.

        Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding LOC, and loan terms that allow the lender to declare the loan in default on a subjective basis.  This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement.  The Company's LOC, which matures May 1, 2005, contains such features and accordingly, the accompanying financial statements have been restated to reclassify outstanding borrowings under the LOC to "Current portion of long-term debt".

        The Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio.  The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum borrowing base availability.  As of July 31, 2003 the Company was in compliance with all such covenants under the existing facility.

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

        The following table sets forth the future minimum payments required under the above debt and lease agreements at July 31, 2003:

	Payments Due by Fiscal Year
Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Senior Long-Term Debt	$ 2,436	$ 9,779	$ -	$ -	$ -	$ -	$ 12,215
Senior Line of Credit (1)	28,848	-	-	-	-	-	28,848
Public Agency Long-Term Debt	342	301	299	307	308	669	2,226
P&J Long-Term Debt	87	-	-	-	-	-	87
P&J Line of Credit	-	-	-	-	-	-	-
Operating Leases	1,754	1,668	1,369	1,132	895	1,439	8,257
Other	155	151	134	75	72	5	592
Total Cash Obligations	$ 33,622 =====	$ 11,899 =====	$ 1,802 =====	$ 1,514 =====	$ 1,275 =====	$ 2,113 =====	$ 52,225 =====

(1) - Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding LOC, and loan terms that allow the lender to declare the loan in default on a subjective basis.  This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement.  The Company's LOC, which matures May 1, 2005, contains such features and accordingly, the accompanying financial statements have been restated to reclassify outstanding borrowings under the LOC to "Current portion of long-term debt".

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

Related Party Transactions
        The reader should refer to Part II, Item 8: Note 12 - Related Party Transactions, in the footnotes to the consolidated financial statements of this Form 10-K/A for information regarding such transactions during 2003 and 2002.

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

As discussed in Note 1A to the consolidated financial statements, the Company has revised its Consolidated Balance Sheets at July 31, 2003 and 2002, to reclassify its debt outstanding under the Company's Senior Revolving Line of Credit from long-term to current liabilities.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
September 25, 2003, except for the information in Note 1A, as to which the date is March 1, 2004.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
July 31, 2003 and 2002
(Dollars in thousands, except share amounts and par value)

	2003	2002
ASSETS	(Restated, Note 1A)

Current assets:
Cash	$ 189	$ 212
Accounts receivable, net	21,781	18,564
Inventories, net	40,794	34,307
Prepaid expenses	328	281
Deferred income tax asset	3,318	2,553

Total current assets	66,410	55,917

Property, plant and equipment, net	60,018	62,974

Notes receivable from related parties	2,560	2,508
Other assets, net	1,539	2,529

Total assets	$ 130,527 ======	$ 123,928 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 17,216	$ 17,673
Accrued liabilities	5,676	5,788
Current portion of long term debt (Restated, Note 1A)	31,868	25,238

Total current liabilities	54,760	48,699

Long term debt (Restated, Note 1A)	12,100	15,222

Deferred income tax liability	12,603	10,861

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares
authorized, 7,081,723 outstanding	71	71
Additional paid in capital	35,744	35,744
Retained earnings	15,249	13,331

Total stockholders' equity	51,064	49,146

Total liabilities and stockholders' equity	$ 130,527 ======	$ 123,928 ======

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

ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS - The Company evaluates its assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS 144”).  The Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets.  In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.  The Company adopted the provisions of FAS 144 in accounting for the discontinued operation in the period ended April 30, 2002 (Note 4).  In addition, the other provisions of FAS 144 regarding impairment did not have an impact on the financial position and results of operations of the Company.

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

1A.  RECLASSIFICATION OF SENIOR REVOLVING LINE OF CREDIT

        The Company has restated the balance sheet classification of outstanding debt under the Company's Senior Revolving Line of Credit ("LOC") from long-term to current liabilities.  Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding LOC, and loan terms that allow the lender to declare the loan in default on a subjective basis.  This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement.  The Company's LOC, which matures May 1, 2005, contains such features and accordingly, the accompanying financial statements have been restated to reclassify outstanding borrowings under the LOC to "Current portion of long-term debt".  This change in balance sheet classification does not affect the Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

        The following table illustrates the effect of the reclassification of the LOC on the Company's balance sheet at July 31, 2003 and 2002:

	As previsouly reported		As Restated
	2003	2002	2003	2002
Current portion of long term debt	$ 3,020 =====	$ 3,135 =====	$ 31,868 =====	$ 25,238 =====
Long term debt	$ 40,948 =====	$ 37,325 =====	$ 12,100 =====	$ 15,222 =====

2.      INVENTORIES

            Inventories, net of reserves for obsolescence, at July 31, 2003 and 2002, consisted of the following:

	2003	2002
	(Dollars in thousands)
Raw materials	$ 16,412	$ 13,341
Work in process	2,977	1,538
Finished goods	18,285	16,637
Maintenance parts and supplies	3,120	2,791
Total inventories	$ 40,794 =====	$ 34,307 =====

3.      PROPERTY, PLANT AND EQUIPMENT

            Net property, plant and equipment at July 31, 2003 and 2002, consisted of the following:

	2003	2002
	(Dollars in thousands)
Land	$ 1,247	$ 1,247
Buildings and improvements	18,233	18,487
Machinery and equipment	82,003	83,202
Computer equipment and software	7,863	9,410
Furniture and fixtures	1,252	1,130
Construction in progress	1,089	1,264
	111,687	114,740
Less accumulated depreciation and amortization	51,669	51,766
Net property, plant and equipment	$ 60,018 =====	$ 62,974 =====

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.      DISCONTINUED OPERATION

        On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company's QuikWater Division and on May 10, 2002, the Company sold substantially all of the assets of this segment to a group of independent investors and members of management of QuikWater, which included Ashley Weber, daughter of F. William Weber, Chairman and Chief Executive Officer of the Company.  The purchase price for the assets was $100,000 paid in cash at closing and an additional $300,000 that could be realized based on future earnings of the new entity over a three year period.  None of the additional $300,000 has been recorded on the sale due to management's assessment of the contingent nature of the amount.  The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  Accordingly, prior years’ results of the QuikWater segment have been classified as discontinued.  A pre-tax loss of $914,000 was recorded on the disposal of the business segment, net of realized proceeds, which includes $80,000 of related disposal costs.

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

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.      LONG TERM DEBT

            Long term debt at July 31, 2003 and 2002, consisted of the following:

	2003	2002
	(Dollars in thousands)
Senior long-term debt (A)	$ 12,215	$ 15,316
Senior revolving line of credit (A)	28,848	22,103
Revolving loan (C)	-	200
Real estate and equipment term loans (D)	2,226	2,548
Other (E)	679	293
	43,968	40,460
Less current maturities (Restated (B))	31,868	25,238

Long term debt	$ 12,100 ======	$ 15,222 ======

            Based upon the borrowing rates currently available to the Company for borrowings with similar terms and average maturities, the Company believes that the carrying amount of its long-term debt approximates fair value.

(A)       The Company has a $15.5 million term loan and a $32 million ($38 million as amended on September 16, 2003) revolving line of credit with its primary lender group.  The term loan and revolving line of credit bear interest at the prime rate (4.0% at July 31, 2003) plus 1.50% in the case of the term loan or plus 1.25% in the case of revolving loan advances.  At the Company’s option, borrowings under any facility can bear interest at LIBOR (1.1% at July 31, 2003) plus 3.25% in the case of the term loan or plus 3.0% in the case of revolving loan advances.  Interest rate margin percentages are currently at the lowest level and (percentage paid over prime or LIBOR) may change depending on Company performance and the achievement of certain covenant ratio levels and borrowing base availability.  These loans mature on May 1, 2005, and are collateralized by substantially all of the Company’s assets.  Principal payments on the term loan of $184,500, plus interest, are due each month until maturity.  Along with the scheduled principal payments, the Company is required to make additional principal payments on the term loan based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility.  As of July 31, 2003, the Company has made $886,000 of additional principal payments.  The Company may have borrowings and outstanding letters of credit ($1,025,000 at  July 31, 2003) under the revolving credit facility up to the lesser of $38 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable.  The Company pays a commitment fee of 0.25% per annum on any unused and available line of credit and a fee of 3.0% on the outstanding amount of letters of credit.  At July 31, 2003, $2.1 million was available for borrowing under the line of credit.  Pursuant to the terms of the loan agreement, the Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio.  The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum borrowing base availability.  In addition, the loan agreement provides for acceleration of the loans, at the option of the lender, if F. William Weber and Dana S. Weber fail to possess the power to direct or cause the direction of management and policies of the Company, or the Weber Family ceases to own at least 35 percent of the outstanding voting stock, or upon the occurrence of a material adverse change in the operations or financial condition of the business.  All financial covenants are measured on the basis of the Company without consolidating its wholly owned subsidiary, P&J.

(B)      Restated to reclassify the Company's Senior Revolving Line of Credit.  See Note 1A above.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(C)       P&J has a line-of-credit agreement for $2,000,000.  The line of credit matures on November 30, 2003, bears interest at the lesser of prime rate (4.0% at July 31, 2003) or LIBOR (1.1% at July 31, 2003) plus 2%, and is collateralized by P&J's assets and guaranteed by Webco.

(D)       These loans were entered into with various public agencies payable in monthly installments aggregating approximately $32,000, including interest, at rates ranging from 3 to 5 percent.  The notes are collateralized by the underlying real estate and/or equipment and mature over a 2 to 8 year period.

(E)       The Company has various equipment loans with its primary lender and other financing companies payable in monthly installments of approximately $25,000, including interest, at rates ranging up to 7.5 percent.  The notes are collateralized by the underlying equipment and mature over a 1 to 5 year period.

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

	2003	2002	2001
	(Shares in thousands)
Basic EPS:
Weighted average shares outstanding	7,082	7,077	7,074

Effect of dilutive securities: Options	65	74	-

Diluted EPS:
Diluted weighted average shares outstanding	7,147 =====	7,151 =====	7,074 =====

Anti-dilutive options outstanding (1):
Number of options	679	596	808

Weighted average exercise price	$ 5.56	$ 5.89	$ 5.12

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

        Quarterly figures for fiscal year 2002 have been restated to reflect the Company's divestiture of the QuikWater Division on May 10, 2002.  The Company sold substantially all of the assets of this segment.  The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  Accordingly, the results of the QuikWater segment have been classified as discontinued, and prior periods have been restated.  The restatement had no effect on net income (loss).  The reader should refer to Part II, Item 8: Note 4 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K/A for additional information regarding this matter.

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

(1)    Amounts represent accounts receivable write-offs, net of recoveries, or inventory disposals.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8 K - Continued

  (3)    Exhibits:

Exhibit

Number     Exhibit Description

3 (i)            Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form S 1, No. 33-72994).

3 (ii)           By Laws (incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form S 1, No. 33-72994).

10.1           1994 Stock Incentive Plan, as amended (incorporated by reference to the Company's Registration Statement on Form S 8, No. 333-91754).

10.2           Lease, dated October 22, 1996, between the Company and Baker Performance Chemicals Incorporated (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K/A dated July 31, 1997, File No. 0-23242).

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

10.9           Amendment No. 2 to Loan and Security Agreement dated June 14, 2002, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K dated July 31, 2003, File No. 0-23242).

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8 K - Continued

Exhibit

Number     Exhibit Description

10.10         Employment Agreement expiring September 30, 2006 for F. William Weber (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K dated July 31, 2003, File No. 0-23242).

10.11         Employment Agreement expiring September 30, 2006 for Dana S. Weber (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K dated July 31, 2003, File No. 0-23242).

10.12         Employment Agreement expiring September 30, 2006 for David E. Boyer (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K dated July 31, 2003, File No. 0-23242).

10.13         Employment Agreement expiring September 30, 2006 for Michael P. Howard (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K dated July 31, 2003, File No. 0-23242).

14              Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Form 10-K dated July 31, 2003, File No. 0-23242).

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

                                                                                     WEBCO INDUSTRIES, INC.

March 4, 2004                                                             By:    /s/ F. William Weber
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

March 4, 2004                                                             By:    /s/ F. William Weber
                                                                                               F. William Weber
                                                                                               Chairman, Chief Executive
                                                                                               Officer and Director

March 4, 2004                                                             By:    /s/ Dana S. Weber
                                                                                               Dana S. Weber
                                                                                               President, Chief Operating Officer
                                                                                               and Director

March 4, 2004                                                             By:    /s/ Michael P. Howard
                                                                                               Michael P. Howard
                                                                                               Chief Financial Officer

March 4, 2004                                                             By:    /s/ Christopher L. Kowalski
                                                                                               Christopher L. Kowalski
                                                                                               President-Phillips & Johnston, Inc.
                                                                                               and Director

March 4, 2004                                                             By:    /s/ Jack D. McCarthy
                                                                                               Jack D. McCarthy
                                                                                               Director

March 4, 2004                                                             By:    /s/ Kenneth E. Case
                                                                                               Kenneth E. Case
                                                                                               Director

March 4, 2004                                                             By:    /s/ Bradley S. Vetal
                                                                                               Bradley S. Vetal
                                                                                               Director