Form 10-Q/A
period 2003-10-31
WEBCO INDUSTRIES INC
filed 2004-03-04
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A
Amendment 1

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

EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-Q/A amends Items 1,2 and 6 of the Quarterly Report on Form 10-Q of Webco Industries, Inc. (the "Company") for the first quarter ended October 31, 2003 as filed with the Securities and Exchange Commission on December 11, 2003 (the "Quarterly Report").  This Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report or modify or update those disclosures affected by subsequent events.

            As discussed in Note 1, this Form 10-Q/A restates the balance sheet classification of outstanding debt under the Company's Senior Revolving Line of Credit ("LOC") from long-term to current liabilities.  Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding LOC, and loan terms that allow the lender to declare the loan in default on a subjective basis.  This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement.  The Company's LOC, which matures May 1, 2005, contains such features and accordingly, the accompanying financial statements have been restated to reclassify outstanding borrowings under the LOC to "Current portion of long-term debt".  This change in balance sheet classification does not affect the Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

WEBCO INDUSTRIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6-9
Report of Independent Accountants	10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11-17

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURES	19

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	October 31,	July 31,
	2003 -	2003 -
ASSETS	(Restated, Note 1)

Current assets:
Cash	$ 162	$ 189
Accounts receivable, net	26,523	21,781
Inventories	41,568	40,794
Prepaid expenses	320	328
Deferred income tax asset	2,932	3,318

Total current assets	71,505	66,410

Property, plant and equipment, net	60,757	60,018

Notes receivable from related parties	2,573	2,560
Other assets, net	1,425	1,539

Total assets	$ 136,260 ======	$ 130,527 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 17,185	$ 17,216
Accrued liabilities	6,055	5,676
Current portion of long-term debt - (Restated, Note 1)	37,934	31,868

Total current liabilities	61,174	54,760

Long-term debt - (Restated, Note 1)	11,245	12,100

Deferred income tax liability	12,428	12,603

Commitments and contingencies - Note 4

Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares
authorized, 7,081,723 shares issued and outstanding	71	71
Additional paid-in capital	35,744	35,744
Accumulated other comprehensive loss, net of tax	(65)	-
Retained earnings	15,663	15,249

Total stockholders' equity	51,413	51,064

Total liabilities and stockholders' equity	$ 136,260 ======	$ 130,527 ======

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

            The unaudited consolidated financial statements include, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary for the fair presentation of financial position at October 31, 2003, and results of operations and cash flows for the three-month periods ended October 31, 2003 and 2002.  Results for the three-month periods ended October 31, 2003 are not necessarily indicative of results that will be realized for the full 2004 fiscal year.  The July 31, 2003, year-end balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Form 10-/A for the year ended July 31, 2003.

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

Reclassification of Senior Revolving Line of Credit - This Form 10-Q/A restates our previously filed Form 10-Q dated December 11, 2003 to amend our October 31, 2003 Unaudited Consolidated Balance Sheet to reclassify the $34,634,000 outstanding under the Company's Senior Revolving Line of Credit ("LOC") from long-term to current liabilities.   Previsouly reported amounts for Current Portion of Long Term Debt and Long-term Debt of $3,300,000 and $45,879,000, respectively, were restated to $37,934,000 and $11,245,000, respectively.  Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding LOC, and loan terms that allow the lender to declare the loan in default on a subjective basis.  This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement.  The Company's LOC, which matures May 1, 2005, contains such features and accordingly, the accompanying financial statements have been restated to reclassify outstanding borrowings under the LOC to "Current portion of long-term debt".  This change in balance sheet classification does not affect the Unaudited Consolidated Statements of Operations or Unaudited Consolidated Statements of Cash Flows.

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

Note 6 - Segment Information

        The Company applies the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information"(FAS 131).  The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, processes and customers, those operations are aggregated for segment determination purposes.  As a result, the Company's operations only include activities related to the manufacturing and distribution of tubular products primarily made of carbon and stainless steel.

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

            We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 25, 2003, except for the information in Note 1A, as to which the date was March 1, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of July 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

            As discussed in the fifth paragraph of Note 1 to the consolidated financial statements, the Company has revised its Consolidated Balance Sheets as of October 31, 2003 and July 31, 2003, to reclassify its debt outstanding under the Company's Senior Revolving Line of Credit from long-term to current liabilities.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
December 2, 2003, except for the information in the fifth paragraph in Note 1, as to which the date is March 1, 2004.

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

        The Company's senior debt facilities with its primary lender provide for a term loan of $15.5 million, and a revolving line of credit of $38 million.  As of October 31, 2003, the Company had $11.7 million outstanding on its senior debt facility term loan and $34.6 million on its related revolving line of credit.  The maturity date of both the term loan and the revolver is May 1, 2005 and the loans are collateralized by substantially all of the Company’s assets.  The Company may have borrowings and outstanding letters of credit under the revolving credit facility up to the lesser of $38 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable.  At October 31, 2003, $2.8 million ($2.5 million at November 30, 2003) was available for borrowing on the line of credit under the terms of the note agreement.  Principal payments on the term loan of $184,500, plus interest, are due each month until maturity.  Along with the scheduled principal payments, the Company is required to make additional principal payments on the term loan based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility.  Additional payments of $199,500 and $221,500 will be made during the second quarter of fiscal 2004 based on the excess cash flow calculations for the fourth quarter of 2003 and first quarter of 2004, respectively.

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

        Through its’ subsidiary, P&J, the Company also has a line of credit agreement for $1,500,000 and a term loan of $500,000 with its primary lender.  As of October 31, 2003, $59,000 was outstanding on the term loan and $55,000 on the line of credit.  The line of credit matures on November 30, 2004 and the term loan matures in April 2004.  Both loans are collateralized by Company assets.  At October 31, 2003, $1,500,000 was available for borrowing under the line of credit.

        The Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio.  The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum borrowing base availability.  As of October 31, 2003 the Company was in compliance with all such covenants under the existing facility.

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

        The following table sets forth the future minimum payments required under the above debt and lease agreements at October 31, 2003:

	Payments Due by Fiscal Year
Contractual Obligations	2004 (1)	2005	2006	2007	2008	Thereafter	Total
Senior Long-Term Debt	$ 2,082	$ 9,580	$ -	$ -	$ -	$ -	$ 11,662
Senior Line of Credit (2)	34,634	-	-	-	-	-	34,634
Public Agency Long-Term Debt	257	301	299	307	308	669	2,141
P&J Long-Term Debt	59	-	-	-	-	-	59
P&J Line of Credit	-	55	-	-	-	-	55
Operating Leases	1,315	1,668	1,369	1,132	895	1,439	7,818
Other	168	157	140	81	78	5	629
Total Cash Obligations	$ 38,515 =====	$ 11,761 =====	$ 1,808 =====	$ 1,520 =====	$ 1,281 =====	$ 2,113 =====	$ 56,998 =====

(1) – Amounts for 2004 reflect the future minimum payments for the remaining nine months of the fiscal year.
(2) – Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding LOC, and loan terms that allow the lender to declare the loan in default on a subjective basis.  This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement.  The Company's LOC, which matures May 1, 2005, contains such features and accordingly, the accompanying financial statements have been restated to reclassify outstanding borrowings under the LOC to "Current portion of long-term debt".

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

Safe Harbor for Forward Looking Statements:  Certain statements in this Form 10-Q/A, including statements preceded by, or predicated upon the words "anticipates", "appears", "believes", "expects", "hopeful", "plans" or "should", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein.  Such risks, uncertainties and factors include, among others: general economic and business conditions, competition from imports, changes in manufacturing technology, banking environment, monetary policy, raw material costs and availability, industry capacity, domestic competition, loss of significant customers and customer work stoppages, customer claims, technical and data processing capabilities, and insurance costs and availability.  The reader should refer to Part I, Item 1: "Forward Looking Statements" of the Company's Form 10-K for the year ended July 31, 2003 for additional information regarding this matter.

PART II.  OTHER INFORMATION

Item  6.           Exhibits and Reports on Form 8-K

        A. Exhibits

             The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

        B. Reports on Form 8-K

                 The Company filed a Form 8-K dated September 24, 2003 for its’ fiscal 2003 fourth quarter and year-end earnings release.

        Exhibit Index

                 The following exhibits are filed with this report.

            15.1  Letter Regarding Unaudited Interim Financial Information.
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

            March 4, 2004                                     /s/Michael P. Howard
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