Form 10-Q
period 2004-01-31
WEBCO INDUSTRIES INC
filed 2004-03-15
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark one)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended       January 31, 2004
                                                             _____________________________________________________________________________

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

                                                                                                                                [  ] Yes     [ X ] No

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,081,723 shares of Common Stock, $0.01 par value, as of February 29, 2004.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6-9
Report of Independent Accountants	10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11-18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	20

PART II OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 2. Changes in Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of
Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	22

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	January 31,	July 31,
	2004 -	2003 -
ASSETS

Current assets:
Cash	$ 391	$ 189
Accounts receivable, net	24,398	21,781
Inventories	41,169	40,794
Prepaid expenses	796	328
Deferred income tax asset	2,499	3,318

Total current assets	69,253	66,410

Property, plant and equipment, net	61,422	60,018

Notes receivable from related parties	2,586	2,560
Other assets, net	1,316	1,539

Total assets	$ 134,577 ======	$ 130,527 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 18,289	$ 17,216
Accrued liabilities	6,499	5,676
Current portion of long-term debt	35,415	31,868

Total current liabilities	60,203	54,760

Long-term debt	10,389	12,100

Deferred income tax liability	12,165	12,603

Commitments and contingencies - Note 4

Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares
authorized, 7,081,723 shares issued and outstanding	71	71
Additional paid-in capital	35,744	35,744
Accumulated other comprehensive loss, net of tax	(7)	-
Retained earnings	16,012	15,249

Total stockholders' equity	51,820	51,064

Total liabilities and stockholders' equity	$ 134,577 ======	$ 130,527 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2004 -	2003 -	2004 -	2003 -

Net Sales	$ 46,154	$ 43,138	$ 95,244	$ 87,451
Cost of Sales	41,692	37,933	86,188	76,442

Gross Profit	4,462	5,205	9,056	11,009

Selling, general and administrative expenses	3,296	3,108	6,630	6,717

Income from operations	1,166	2,097	2,426	4,292

Interest expense	571	554	1,126	1,183

Income before income taxes	595	1,543	1,300	3,109

Provision for income taxes	246	672	537	1,275

Net income	$ 349 ======	$ 871 ======	$ 763 ======	$ 1,834 ======

Net income per share:
Basic	$ .05 ======	$ .12 ======	$ .11 ======	$ .26 ======
Diluted	$ .05 ======	$ .12 ======	$ .11 ======	$ .26 ======

Weighted average common shares outstanding:
Basic	7,082 ======	7,082 ======	7,082 ======	7,082 ======
Diluted	7,163 ======	7,148 ======	7,153 ======	7,151 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended January 31,

	2004 -	2003 -

Cash flows from operating activities:
Net income	$ 763	$ 1,834
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	3,604	3,469
(Gain) loss on disposition of property, plant and equipment	6	(2)
Deferred tax expense	386	1,007
(Increase) decrease in:
Accounts receivable	(2,617)	(3,309)
Inventories	(375)	(7,954)
Prepaid and Other	(494)	(545)
Increase (decrease) in:
Accounts payable	(1,275)	(447)
Accrued liabilities	844	(117)
Net change from discontinued operation	(33)	(65)

Net cash provided by (used in) operating activities	809	(6,129)

Cash flows from investing activities:
Capital expenditures	(4,633)	(1,846)
Proceeds from sale of property, plant and equipment	3	2
Other	66	734

Net cash used in investing activities	(4,564)	(1,110)

Cash flows from financing activities:
Proceeds from long-term debt	88,758	85,960
Principal payments on long-term debt	(86,922)	(80,380)
Debt issue costs	(50)	(32)
Increase in book overdrafts	2,171	1,574

Net cash provided by financing activities	3,957	7,122

Net increase (decrease) in cash	202	(117)

Cash, beginning of period	189	212

Cash, end of period	$ 391 ======	$ 95 ======

See accompanying notes to unaudited consolidated financial statements.

Note 1 – General

        The accompanying unaudited consolidated financial statements include the accounts of Webco Industries, Inc. and its wholly owned subsidiaries, Phillips & Johnston, Inc. (“P&J”) and Webco Tube, Inc.  Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its wholly-owned subsidiaries on a consolidated basis.  Webco is a manufacturer and value-added distributor of high-quality carbon steel, stainless steel and other metal tubular products designed to industry and customer specifications.  All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.

        The unaudited consolidated financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial position at January 31, 2004, and results of operations and cash flows for the three-month and six-month periods ended January 31, 2004 and 2003.  Results for the three-month and six-month periods ended January 31, 2004 are not necessarily indicative of results that will be realized for the full 2004 fiscal year.  The July 31, 2003, year-end balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2003.

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

Derivative Financial Instruments -  The Company accounts for its natural gas hedge instruments according to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149.  These statements require that every derivative or hedge instrument be recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company formally documents its hedge instruments as hedges of a specific underlying exposure (natural gas prices), as well as the risk management objective and strategy for entering into each hedge transaction.  At January 31, 2004, the Company’s natural gas hedges had a negative net fair value of $12,000.  This amount is included as a liability on the Company’s balance sheet with a corresponding deficit balance of $7,000, net of a deferred tax benefit of $5,000, reported in stockholders’ equity as accumulated other comprehensive loss, net of tax.

Note 1 – General, continued

Stock Options - The Company accounts for stock options granted under its 1994 Stock Incentive Plan (the “Plan”) using the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under the Plan had an exercise price at least equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and FASB Statement No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123", to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Net income, as reported	$ 349	$ 871	$ 763	$ 1,834
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(22)	(35)	(39)	(57)
Pro forma net income	$ 327 =====	$ 836 =====	$ 724 =====	$ 1,777 =====

Earnings per share:
Basic-as reported	$ .05 =====	$ .12 =====	$ .11 =====	$ .26 =====
Basic-pro forma	$ .05 =====	$ .12 =====	$ .10 =====	$ .25 =====

Diluted-as reported	$ .05 =====	$ .12 =====	$ .11 =====	$ .26 =====
Diluted-pro forma	$ .05 =====	$ .12 =====	$ .10 =====	$ .25 =====

Note 2 – Comprehensive Income

        The Company follows FASB Statement No. 130, “Reporting Comprehensive Income”.  This statement requires the reporting of comprehensive income and its components which includes the changes in fair market value of the Company’s natural gas hedge contracts.  The Company’s comprehensive income for the three-months and six-months ended January 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Net Income	$ 349	$ 871	$ 763	$ 1,834
Increase (decrease) in value of derivative hedging instrument, net of taxes of $51, ($1), respectively	73	-	(1)	-
Less: Reclassification of derivative hedging settlements to income, net of taxes of $8, $2, respectively	12	-	3	-
	61	-	(4)	-
Comprehensive Income	$ 410 =====	$ 871 =====	$ 759 =====	$ 1,834 =====

        As of January 31, 2004, accumulated other comprehensive loss consisted of $7,000 of decrease in fair market value on natural gas hedging instruments, net of a $5,000 tax benefit.

Note 3 - Inventories

            At January 31, 2004 and July 31, 2003, inventories were as follows (in thousands):

	January 31,2004	July 31, 2003

Raw materials	$ 17,362	$ 16,412
Work-in-process	3,016	2,977
Finished goods	17,441	18,285
Maintenance parts and supplies	3,350	3,120

Total inventories	$ 41,169 =====	$ 40,794 =====

Note 4 – Commitments and Contingencies

        The Company is party to various lawsuits and claims arising in the ordinary course of business and accrues for such claims when the liability is both probable and the amount can be reasonably estimated.  Management, after review and consultation with legal counsel, believes that any results of such litigation and claims would not materially affect the results of operations or the financial position of the Company.

Note 5 - Common Stock and Common Stock Equivalents

        Presented below is a reconciliation of the differences between actual weighted average shares outstanding and diluted weighted average shares (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004 .	2003 .	2004 .	2003 .
Basic EPS:
Weighted average shares outstanding	7,082	7,082	7,082	7,082
Effect of dilutive securities: Options	81	66	71	69

Diluted EPS:
Diluted weighted average shares outstanding	7,163 =====	7,148 =====	7,153 =====	7,151 =====

Anti-dilutive options outstanding (1):
Number of options	598 =====	682 =====	669 =====	682 =====
Weighted average exercise price per share	$ 5.84 =====	$ 5.56 =====	$ 5.58 =====	$ 5.56 =====

(1) – Anti-dilutive options and their average exercise prices were not included in the computation of diluted earnings per share due to the option exercise prices being greater than the average market price of the common shares.

Note 6 - Segment Information

        The Company applies the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information"(FAS 131).  The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, processes and customers, those operations are aggregated for segment determination purposes.  As a result, the Company's operations only include one segment related to the manufacturing and distribution of tubular products primarily made of carbon and stainless steel.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Webco Industries, Inc.

        We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiaries as of January 31, 2004, and the related consolidated statements of operations for the three-month and six-month periods ended January 31, 2004 and 2003 and cash flows for the six-month periods ended January 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

        We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 25, 2003, except for Note 1A, as to which the date is March 4, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of July 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
March 8, 2004

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Webco Industries, Inc., an Oklahoma corporation, was founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer.  Webco is a manufacturer and value-added distributor of high-quality carbon steel, stainless steel and other metal tubular products designed to industry and customer specifications.  Webco's tubing products consist primarily of pressure tubing and specialty tubing for use in durable and capital goods including heat exchangers, boilers, autos and trucks, and home appliances.  The Company's long-term strategy involves the pursuit of niche markets within the metal tubing industry through the deployment of leading-edge manufacturing and information technology.  The Company has three production facilities in Oklahoma and Pennsylvania and five value-added distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,000 customers throughout North America.

        The Company’s philosophy is to pursue growth and profitability through the identification of niche markets for tubular products where the Company can provide a high level of value-added engineering and customer service in order to become a market leader.

        Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its wholly-owned subsidiaries on a consolidated basis.

Overview

        The Company reported net income of $349,000 for its fiscal 2004 second quarter, or $0.05 per diluted share.  Current quarter earnings compare to $871,000, or $0.12 per diluted share, for the same quarter in fiscal year 2003.  Net sales for the second quarter of fiscal 2004 were $46.2 million, a 7.0 percent increase over the $43.1 million for the same quarter last year.  The Company’s second fiscal quarter is typically the most difficult due to automotive manufacturer and supplier shut-downs during the final two weeks of December.

        Net income for the first six-months of fiscal year 2004 was $763,000, or $0.11 per diluted share, compared to $1,834,000, or $0.26 per diluted share, for the same period in fiscal year 2003.  Net sales for the first six-months of the current year amounted to $95.2 million, an 8.9 percent increase over the $87.5 million in the same six-month period of last year.  More competitive pricing due to industry over-capacity and the sluggish economy, as well as previously disclosed production inefficiencies at the Oil City, Pennsylvania, tubing facility, were primarily responsible for the decline in net income from the prior six-month period.

Results of Operations for the Three Months Ended January 31, 2004 Compared with the Three Months Ended January 31, 2003

        Tubing product sales for the current quarter were $46,154,000, an increase of 7.0 percent from the $43,138,000 for the same quarter last year.  The $3,016,000 increase in net sales is due to higher sales volumes of specialty tubing products, particularly in certain high alloy markets, which is a continuing trend from the first quarter of fiscal 2004.  Shipped tonnages improved 3.5 percent over the same quarter in fiscal 2003 primarily due to new market opportunities in the OEM and high alloy markets.  The overall price per ton for the Company’s products has increased; however, as discussed below price competition and operating inefficiencies at the Oil City, Pennsylvania facility have resulted in a reduction in gross profit margin.

        Gross profit for Tubing products decreased to $4,462,000, or 9.7 percent of net sales, for the second quarter of fiscal 2004 from $5,205,000, or 12.1 percent of net sales, for the same period in fiscal 2003.  While volume has increased in the Company’s specialty OEM markets, significant competition and pricing pressure continued in these markets.  Gross profit margins in fiscal 2004 were negatively impacted by increased expenses and continued operating inefficiencies at the Oil City facility during the second quarter of fiscal 2004, although progress is being made to improve operations.  Competitive pricing continued along most of the Company’s specialty tubing product lines due to industry over-capacity and a carbon raw material pricing environment with increased volatility.

        Selling, general and administrative expenses were $3,296,000 for the first quarter of fiscal 2004 compared to $3,108,000 for the same quarter of fiscal 2003.  S,G&A costs were reduced in the fiscal 2003 quarter by a pre-tax insurance recovery to the Company of $299,000 from a fire at the Oil City facility in 2001.  Without the insurance recovery in the prior year quarter, S,G&A costs decreased $111,000 in the current fiscal period from the prior year period.  The current quarter decrease was primarily due to a $143,000 reduction in information technology expenses and software depreciation.  A system hardware migration project during the first quarter of fiscal 2003 also increased expenses during that period by $125,000.

        Interest expense for the current period was $571,000 compared to $554,000 for the same quarter last year.  The increase in interest expense is the result of the average level of debt outstanding under the Company’s senior debt facilities increasing to $44.5 million from $41.9 million for the same period last year.  The average interest rate under the Company’s senior debt facility for the three months ended January 31, 2004 was 4.0 percent as compared to 4.6 percent during the first quarter of fiscal 2003.  Average borrowing levels have increased due to increased working capital requirements as well as the funding of capital expenditures.  The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR.  A significant increase in interest rates could have a material impact on the Company’s results of operations and cash flows.  See Part I, Item 3: “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q for additional information concerning interest rate risk.

        The recorded income tax provision for the quarter ended January 31, 2004 is based upon the estimated annual combined effective federal and state income tax rates.  The effective income tax rate for the current quarter of fiscal 2004 was 41.3 percent compared to 43.5 percent in the prior year period.  The effective tax rate in the current quarter reflects the Company’s increased business in certain states with higher tax rates.  The higher effective tax rate in the prior year period resulted from the Company cashing in two key-man, whole-life insurance policies and realizing a one-time taxable gain on the transaction.

Results of Operations for the Six Months Ended January 31, 2004 Compared with the Six Months Ended January 31, 2003

        Tubing product sales for the six months ended January 31, 2004 were $95,244,000, an increase of 8.9 percent from the $87,451,000 for the same period last year.  The $7,793,000 increase in net sales is due to higher sales volumes of specialty tubing products, which is primarily attributable to the development of certain high alloy markets.  Pricing pressure continued during the current period along most of the Company’s tubing product lines as the tubing industry continues to struggle with over-capacity for current demand.

        Gross profit for Tubing products decreased to $9,056,000, or 9.5 percent of net sales, for the first six months of fiscal 2004 from $11,009,000, or 12.6 percent of net sales, for the same period in fiscal 2003.  Margins in fiscal 2004 reflect the production inefficiencies at the Oil City facility along with pricing pressure throughout the metal tubing markets.  The Company’s other facilities in Sand Springs and Mannford, Oklahoma, continue to perform as expected.  Margins during the quarter were negatively impacted by increasing carbon steel raw material costs and downward pressure on sales prices that remained strong throughout the specialty and pressure tubing markets.  Although every attempt was made to pass increased raw material costs on to customers, it was not always possible due to intense price competition that existed in the markets into which the finished tubing products were being sold.

        Selling, general and administrative expenses were $6,630,000 for the first six months of fiscal 2004 compared to $6,717,000 for the same period in fiscal 2003.  The fiscal 2003 six-month period includes a pre-tax insurance recovery to the Company of $299,000 from a fire at the Oil City facility in 2001.  Without the insurance recovery in the prior year period, S,G&A costs decreased $386,000 primarily due to a $248,000 decrease in information technology expenses and software depreciation and a $138,000 decrease in general and administrative expenses principally related to a decline in employee incentive payments and executive bonus accruals due to lower financial performance.

        Interest expense for the current six-month period was $1,126,000 compared to $1,183,000 for the same period last year.  The decrease in interest is the result of a decrease in the average interest rate under the Company’s senior debt facility to 4.0 percent in the first six months of fiscal 2004 from 4.9 percent in the same period last year.  The average level of debt under the Company’s senior debt facility for the six months ended January 31, 2004 was $43.3 million as compared to $41.6 million for the same period last year.  Average borrowing levels have increased due to increased working capital requirements as well as the funding of capital expenditures.  The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR.  A significant increase in interest rates could have a material impact on the Company’s results of operations and cash flows.  See Part I, Item 3: “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q for additional information concerning interest rate risk.

        The recorded income tax provision for the six months ended January 31, 2004 is based upon the estimated annual combined effective federal and state income tax rates.  The effective income tax rate for the first six months of fiscal 2004 was 41.3 percent compared to 41.0 percent in the prior year period.  The effective income tax rate for the full 2004 fiscal year is expected to be approximately 41.0 percent.  The effective tax rate reflects the Company’s increased business in certain states with higher tax rates.

Current Industry Conditions

        The steel industry is characterized by changing customer demand, foreign competition, government influence on raw material and finished good import prices, and financial instability among domestic steel producers.  As a result of the declining value of the U.S. Dollar to foreign currencies, which has increased the export of domestic carbon steel production and decreased the import of competing foreign products and the lack of availability and high-cost of steel-making inputs such as coke, scrap metal and energy, an environment has been created where carbon steel sheet coil is dramatically increasing in cost and in some cases is unavailable.  Over the past quarter, carbon steel coil producers have raised their prices and placed surcharges on their products that have increased the replacement cost of carbon steel from 35 percent to 50 percent in some cases.  Spot market purchase prices of carbon steel sheet coil have increased up to 80 percent.  The large increases in the cost of carbon steel and other metals, and any related increased sales prices of the Company’s products, will not be reflected in the Company’s financial statements until the third quarter of fiscal year 2004.   Further raw material cost increases appear probable, although the magnitude and timing cannot be predicted at this time.

        Due to shortages in the components for making carbon steel and high export demand, an insufficient supply of carbon steel is available to satisfy domestic demand.  In the past, Webco forged solid and loyal relationships with its steel suppliers.  This mutual loyalty has allowed the Company to mitigate the full magnitude of cost increases in some circumstances.  Even more importantly, these relationships have, in most circumstances, secured the availability of steel to satisfy customer requirements.  There can be no assurances that the Company’s steel requirements will continue to be met.  In the event the Company can not obtain raw material to meet its customer obligations, income from operations and cash flows could be negatively impacted.

        In dealing with the current environment, management has been very assertive in passing along as many price increases as possible, including surcharges.  In the short-term, the Company's earnings should benefit when increased sales prices are matched with average-cost inventories that have not yet risen to the current replacement cost of steel.  The Company has agreed-upon pricing with some customers, which are matched with agreed-upon pricing from suppliers.  As these supplier arrangements are modified for surcharges or base price increases, management is passing on these surcharges and base price increases to the extent possible.  There can be no assurances that the Company will be able to obtain price increases or pass on surcharges to customers with agreed-upon pricing and margins for those customers may be impaired during this period of high raw material costs.  The industry as a whole is being forced to pass along increases to protect its economic viability.  The lack of raw material steel availability in some cases is limiting competitive tubing alternatives for customers and mitigating the excess capacity in the tubing industry, at least for the short-term.  The current crisis in the steel industry affects all metals; however, it has impacted carbon steel sheet coil to a much greater degree.

        Webco continues to identify niche product opportunities where investments in information and manufacturing technology can be used to create value and above-average returns for the metal tubing industry over the long-term.

Government Regulation

        The Company is subject to the regulatory and reporting requirements of the Sarbanes-Oxley Act of 2002.  Management believes it is in material compliance with the new provisions as set forth under the Act at this time.  Management does anticipate, however, that current and future compliance with such provisions, including the Section 404 certification of internal controls by management and attestation by our Independent Auditors, will result in significant increases in consulting, audit and legal fees and overhead expenses related to software, hiring new personnel and administrative time.  The total cost of the Company’s compliance with the requirements of the Sarbanes-Oxley Act is yet to be determined, although the most costly provisions will be related to the Company’s first Section 404 compliance year ending July 31, 2005.  Management believes such compliance costs could exceed $750,000 during the fifteen months leading up to July 31, 2005 and could exceed $400,000 for each succeeding year thereafter.  Such compliance cost estimates are incremental to current general and administrative expenses and do not include the opportunity costs associated with the time and effort of current employees and management, which is expected to be significant.

Liquidity and Capital Resources

        Net cash provided by operations was $809,000 for the six months ended January 31, 2004 versus $6,129,000 used in operations in the prior year period.  Accounts receivable increased $2,617,000 during the current period.  The current year period experienced stronger sales compared to the fourth quarter of fiscal 2003 driving the increase in accounts receivable, which is consistent with the increase in the first six months of the prior year of $3,309,000.  Inventories increased slightly during the six-month period ended January 31, 2004, but increased $7,954,000 for the period ended January 31, 2003 due to strategic purchase commitments for raw materials made in prior year quarters in anticipation of rising prices and higher purchased finished goods inventories.  Average inventory turned approximately 4.5 times on an annualized basis during the first six months of fiscal 2004 due to strong sales during the period.  The average inventory turn rate for fiscal year 2003 was approximately 4.4.  Accounts payable decreased $1,275,000 during the current period but was more than offset by an increase in book overdrafts of $2,171,000 which is included as part of financing activities.

        Net cash used in investing activities for the six months ended January 31, 2004 was $4,564,000 compared to the $1,110,000 used during the same period in fiscal 2003.  Capital expenditures made during the current period primarily related to the expansion of the stainless tube welding facility in Mannford, Oklahoma, and related technology investments.  Prior period expenditures were primarily related to technology investments for stainless tube production and a hardware migration project for the Company’s primary computer systems.  The fiscal 2003 period included the receipt of $822,000 from cashing in two key-man, whole life insurance policies during the second quarter of fiscal 2003, which lowered net cash used in investing activities for the six-month period.

        The Company’s capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced.  The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies.  Capital spending plans for the remainder of 2004 will primarily consist of completing the expansion at the Mannford, Oklahoma, facility, the continued deployment of technology investments for stainless tube-making, the development of value-added capabilities for the Company’s increased carbon capacity and normal facility maintenance spending, all of which is expected to be in the range of $5.5 to $6.0 million for the full fiscal year.  The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

        The Company's senior debt facilities with its primary lender provide for a term loan of $15.5 million, and a revolving line of credit (“LOC”) of $38 million.  As of January 31, 2004, the Company had $10.7 million outstanding on its senior debt facility term loan and $32.4 million on the related revolving line of credit.  The maturity date of both the term loan and the revolver is May 1, 2005 and the loans are collateralized by substantially all of the Company’s assets.  The Company may have borrowings and outstanding letters of credit under the revolving credit facility up to the lesser of $38 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable.  At January 31, 2004, $4.8 million ($5.6 million at February 29, 2004) was available for borrowing on the line of credit under the terms of the note agreement.  Principal payments on the term loan of $184,500, plus interest, are due each month until maturity.  Along with the scheduled principal payments, the Company is required to make additional principal payments on the term loan based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility.  No additional payment will be made during the third quarter of fiscal 2004 based on the excess cash flow calculation for the second quarter of 2004.

        Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding LOC, and loan terms that allow the lender to declare the loan in default on a subjective basis.  This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement.  The Company's LOC, which matures May 1, 2005, contains such features and accordingly, the accompanying financial statements classify outstanding borrowings under the LOC as "Current portion of long-term debt".

        P&J also has a separate line of credit agreement for $1,500,000, which matures on November 30, 2004.  As of January 31, 2004, there were no amounts outstanding on the line of credit and $1,500,000 was available for borrowing.

        The Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio.  The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum borrowing base availability.  As of January 31, 2004, the Company was in compliance with all such covenants under the existing facility.

        The Company has arranged financing with various public agencies related to the Oil City facility, of which, $2.1 million was outstanding at January 31, 2004.  The agency loans are collateralized by the underlying real estate and certain equipment.  The notes mature over a 2 to 8 year period and bear interest at rates ranging from 3 to 5 percent.

        The Company has various equipment loans with its primary lender and other financing companies of which, $649,000 was outstanding at January 31, 2004.  The loans are collateralized by the underlying equipment and mature over a 1 to 5 year period and bear interest at rates ranging up to 6 percent.

        In addition to the above debt arrangements, the Company leases certain buildings, machinery and equipment under non-cancelable operating leases.  Under certain of these leases the Company is obligated to pay property taxes, insurance, repairs and other costs related to the leased property.

The following table sets forth the future minimum payments required under the Company’s contractual commitments at January 31, 2004:

	Payments Due by Fiscal Year
Contractual Obligations	2004 (1)	2005	2006	2007	2008	Thereafter	Total
Senior Long-Term Debt	$ 1,329	$ 9,358	$ -	$ -	$ -	$ -	$ 10,687
Senior Line of Credit (2)	32,412	-	-	-	-	-	32,412
Public Agency Long-Term Debt	172	301	299	307	308	669	2,056
Operating Leases	904	1,658	1,484	1,239	998	1,555	7,838
Purchase Commitments (3)	30,556	-	-	-	-	-	30,556
Other Long-Term Debt	134	192	146	87	85	5	649
Total Cash Obligations	$ 65,507 =====	$ 11,509 =====	$ 1,929 =====	$ 1,633 =====	$ 1,391 =====	$ 2,229 =====	$ 84,198 =====

(1)     – Amounts for 2004 reflect the future minimum payments for the remaining six months of the fiscal year.

(2)     – Accounting principles require current classification of revolving lines of credit (“LOC”) that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding LOC, and loan terms that allow the lender to declare the loan in default on a subjective basis.  This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement.  The Company's LOC, which matures May 1, 2005, contains such features and accordingly, the accompanying financial statements classify outstanding borrowings under the LOC as "Current portion of long-term debt".

(3)    -  The Company enters into purchase commitments with steel vendors as part of the ordinary course of business.  The Company is currently committed on outstanding purchase orders for inventory, which is expected to be delivered before July 31, 2004.

        Management believes its current capital structure is adequate for current operations and to allow for planned capital additions and improvements.  Interest rate increases or limited capital availability due to higher working capital requirements could limit capital spending or the working capital necessary to take advantage of growth opportunities.

Critical Accounting Policies

        The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  Critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions used for calculating financial estimates that have a direct affect on the reported amounts of assets, liabilities, revenues and expenses for the period presented.  Management believes that the judgments it makes and the assumptions it uses are reasonable based on the information available; however by their nature, these judgments are subject to an inherent degree of uncertainty and in some instances may prove to be inaccurate.  There can be no assurances that actual results will not differ from those estimates.  These judgments are based on historical experience, terms of existing purchase arrangements, observance of trends in the industry, information provided by customers and information provided from outside sources, as appropriate.  The Company believes it’s most critical accounting policies are: Revenue Recognition, Inventories, Self-Insurance Reserves, Accounting for Certain Long-Lived Assets and Deferred Taxes.  The reader should refer to Part II, Item 7: “Managements Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K/A for the year ended July 31, 2003 for information on the Company’s most critical accounting policies.

New Accounting Pronouncements

        On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) effective for periods ending after December 15, 2003.  FIN 46 provides guidance on identifying entities controlled by means other than through voting rights and how to determine when and which business entity should consolidate the variable interest entities (“VIE”).  Consolidation applies to entities in which the equity investor does not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities in the absence other subordinated financial support from other parties.  The adoption of FIN 46 did not have an impact on the Company’s consolidated financial statements.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk — The Company's primary risk relates to changes in interest rates on its long-term debt under its senior debt facility.  At January 31, 2004, the senior debt facility represented $43.1 million of the total debt outstanding of $45.8 million.  A significant amount of the remaining debt of $2.7 million bears interest at fixed rates ranging from 3 to 6 percent.  The Company's senior term loan and revolving line of credit bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or the Prime Rate.  Accordingly, the Company believes the carrying value of its variable rate, long-term debt approximates fair value.  The Company has not entered into derivative contracts or other financial instruments for speculative or trading purposes.  Furthermore, the Company is not currently using financial instruments, such as interest rate swaps or hedges, to minimize the impact of interest rate fluctuations on earnings and cash flow, however, management could use such instruments if warranted based on estimates of future interest rates.  Using the average outstanding long-term debt under the senior debt facility for the first six months of fiscal 2004 of $43.3 million, a one percent change in the floating rates would change cash flow and earnings before income taxes by approximately $433,000 on an annualized basis.

Inventory Risk — The steel industry is characterized by changing customer demands, foreign competition, government influence on raw material and finished good import prices, and the financial instability of a number of domestic steel producers.  Due to foreign demand for domestic steel and scrap, the lack of availability and high-cost of steel-making inputs such as coke, scrap metal and energy, and the weakening value of the U.S. dollar, the cost of carbon steel coil is dramatically increasing and in some cases is unavailable.  The Company’s short-term ability to raise prices to its customers is often not as related to the change in the cost of its steel coil raw materials as it is to the competition that exists in the markets into which the tubing is being sold.  The Company's inability to raise prices to offset increases in steel costs may result in unrealizable inventory values and a decline in profit margins.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

Natural Gas Risk — The Company uses natural gas in significant quantities as part of its manufacturing processes.  From time to time, the Company experiences significant increases and decreases in the price of natural gas.  The Company's ability to raise prices to offset increasing gas costs may prove to be difficult, which could result in declines in profit margins.  During the first quarter of fiscal 2004, the Company entered into various fixed price and NYMEX swap contracts in order to manage the natural gas price risk.  Contract terms range from 7 months to 3 years at prices ranging from $4.90 per mcf to $5.43 per mcf.  Contracts will essentially lock in prices for 30,000 mcf per month through April 2004; 20,000 mcf per month from May 2004 through September 2004; and 10,000 mcf per month from October 2004 through September 2006.  Management believes such contracts are warranted based on estimates of future prices and the amount of natural gas used by the Company.  The average amount of natural gas used per month in fiscal 2003 was 34,000 mcf at an average price of $5.01 per mcf.  At January 31, 2004, the Company’s natural gas hedges had a negative net fair value of $12,000.  This amount is included as a liability on the Company’s balance sheet with a corresponding deficit balance of $7,000, net of a deferred tax benefit of $5,000, reported in stockholders’ equity as accumulated other comprehensive loss, net of taxes.

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

        As of the end of the period covered by the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

        There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation.

PART II.  OTHER INFORMATION

Item  1.           Legal Proceedings

        The Company is party to various lawsuits and claims arising in the ordinary course of business and accrues for such items when the liability is both probable and the amount can be reasonably estimated.  Management, after review and consultation with legal counsel, believes that any results of such litigation and claims would not materially affect the results of operations or the financial position of the Company.

Item  2.           Changes in Securities and Use of Proceeds

        None

Item  3.           Defaults Upon Senior Securities

        None

Item  4.           Submission of Matters to a Vote of Security Holders

        On December 4, 2003 the Company held its annual stockholders meeting.  During that meeting the following directors were elected to three-year terms:

                                                                                                                                                    For                         Abstain

Christopher L. Kowalski                       6,657,329                    101,140

Bradley S. Vetal                                   6,667,779                      90,690

        The following director's terms will continue: F. William Weber, Dana S. Weber, Dr. Kenneth E. Case, and Jack D. McCarthy.

        The appointment of PricewaterhouseCoopers LLP as auditors for 2004 was ratified by the following vote:

                                                      For                       Against                    Withheld

                                                6,752,908                    3,324                        2,237

Item  5.           Other Information

        None

Item  6.           Exhibits and Reports on Form 8-K

A. Exhibits

15.1 Letter Regarding Unaudited Interim Financial Information.
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

The Company filed a Form 8-K dated December 2, 2003 for its’ fiscal 2004 first quarter earnings release.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        WEBCO INDUSTRIES, INC.

            March 15, 2004                                   /s/Michael P. Howard
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