Form 10-Q
period 2004-04-30
WEBCO INDUSTRIES INC
filed 2004-06-14
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark one)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended       April 30, 2004
                                                             _____________________________________________________________________________

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

                                                                                                                                [  ] Yes     [ X ] No

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,081,723 shares of Common Stock, $0.01 par value, as of May 31, 2004.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6-9
Report of Independent Registered Public Accounting Firm	10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	21

PART II OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of
Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	23

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	April 30,	July 31,
	2004 -	2003 -
ASSETS

Current assets:
Cash	$ 220	$ 189
Accounts receivable, net	28,997	21,781
Inventories	42,104	40,794
Prepaid expenses	908	328
Deferred income tax asset	895	3,318

Total current assets	73,124	66,410

Property, plant and equipment, net	60,451	60,018

Notes receivable from related parties	2,599	2,560
Other assets, net	1,414	1,539

Total assets	$ 137,588 ======	$ 130,527 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 18,669	$ 17,216
Accrued liabilities	9,367	5,676
Current portion of long-term debt	35,448	31,868

Total current liabilities	63,484	54,760

Long-term debt	9,514	12,100

Deferred income tax liability	10,291	12,603

Commitments and contingencies - Note 4

Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares
authorized, 7,081,723 shares issued and outstanding	71	71
Additional paid-in capital	35,744	35,744
Accumulated other comprehensive income, net of tax	86	-
Retained earnings	18,398	15,249

Total stockholders' equity	54,299	51,064

Total liabilities and stockholders' equity	$ 137,588 ======	$ 130,527 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2004 -	2003 -	2004 -	2003 -

Net Sales	$ 55,883	$ 44,704	$ 151,127	$ 132,155
Cost of Sales	46,052	41,380	132,240	117,822

Gross Profit	9,831	3,324	18,887	14,333

Selling, general and administrative expenses	5,173	2,676	11,803	9,393

Income from operations	4,658	648	7,084	4,940

Interest expense	589	535	1,715	1,718

Income before income taxes	4,069	113	5,369	3,222

Provision for income taxes	1,683	46	2,220	1,321

Net income	$ 2,386 ======	$ 67 ======	$ 3,149 ======	$ 1,901 ======

Net income per share:
Basic	$ .34 ======	$ .01 ======	$ .44 ======	$ .27 ======
Diluted	$ .33 ======	$ .01 ======	$ .44 ======	$ .27 ======

Weighted average common shares outstanding:
Basic	7,082 ======	7,082 ======	7,082 ======	7,082 ======
Diluted	7,185 ======	7,146 ======	7,164 ======	7,149 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended April 30,

	2004 -	2003 -

Cash flows from operating activities:
Net income	$ 3,149	$ 1,901
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	5,631	5,184
(Gain) loss on disposition of property, plant and equipment	6	(2)
Deferred tax expense	52	1,024
(Increase) decrease in:
Accounts receivable	(7,216)	(3,942)
Inventories	(1,310)	(4,314)
Prepaid and Other	(619)	(689)
Increase (decrease) in:
Accounts payable	365	(3,227)
Accrued liabilities	3,768	142
Net change from discontinued operation	(77)	(93)

Net cash provided by (used in) operating activities	3,749	(4,016)

Cash flows from investing activities:
Capital expenditures	(5,916)	(2,352)
Proceeds from sale of property, plant and equipment	3	2
Other	21	844

Net cash used in investing activities	(5,892)	(1,506)

Cash flows from financing activities:
Proceeds from long-term debt	135,899	125,020
Principal payments on long-term debt	(134,905)	(122,045)
Debt issue costs	(87)	(32)
Increase in book overdrafts	1,267	2,531

Net cash provided by financing activities	2,174	5,474

Net increase (decrease) in cash	31	(48)

Cash, beginning of period	189	212

Cash, end of period	$ 220 ======	$ 164 ======

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

            The unaudited consolidated financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for the fair presentation of the Company’s financial position at April 30, 2004, and results of operations for the three-month and nine-month periods ended April 30, 2004 and 2003 and cash flows for the nine-month periods ended April 30, 2004 and 2003.  Results for the three-month and nine-month periods ended April 30, 2004 are not necessarily indicative of results that will be realized for the full 2004 fiscal year.  The July 31, 2003, year-end balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2003.

            The Company’s independent auditors have performed a review of these interim financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Sections 7 and 11 of that Act.

Derivative Financial Instruments -   The Company accounts for its natural gas hedge instruments according to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149.  These statements require that every derivative or hedge instrument be recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company formally documents its hedge instruments as hedges of a specific underlying exposure (natural gas prices), as well as the risk management objective and strategy for entering into each hedge transaction.  At April 30, 2004, the Company’s natural gas hedges had a positive net fair value of $145,000.  This amount is included as an other asset on the Company’s balance sheet with a corresponding credit balance of $86,000, net of a deferred tax liability of $59,000, reported in stockholders’ equity as accumulated other comprehensive income, net of tax.  See Note 2.

Note 1 – General, continued

Stock Options - The Company accounts for stock options granted under its 1994 Stock Incentive Plan (the “Plan”) using the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under the Plan were to employees and directors at an exercise price at least equal to the market value of the underlying common stock on the date of grant.  The fair value of options reported below has been estimated at the date of grant using the Black-Scholes option pricing model.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and FASB Statement No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Net income, as reported	$ 2,386	$ 67	$ 3,149	$ 1,901
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(33)	(44)	(72)	(101)
Pro forma net income	$ 2,353 =====	$ 23 =====	$ 3,077 =====	$ 1,800 =====
Earnings per share:
Basic-as reported	$ .34 =====	$ .01 =====	$ .44 =====	$ .27 =====
Basic-pro forma	$ .33 =====	$ .00 =====	$ .43 =====	$ .25 =====

Diluted-as reported	$ .33 =====	$ .01 =====	$ .44 =====	$ .27 =====
Diluted-pro forma	$ .32 =====	$ .00 =====	$ .42 =====	$ .25 =====

Note 2 – Comprehensive Income

            The Company follows FASB Statement No. 130, “Reporting Comprehensive Income.”  This statement requires the reporting of comprehensive income and its components which includes the changes in fair market value of the Company’s natural gas hedge contracts.  The Company’s comprehensive income for the three months and nine months ended April 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Net Income	$ 2,386	$ 67	$ 3,149	$ 1,901
Increase (decrease) in value of derivative hedging instrument, net of taxes of $64 & $63, respectively	92	-	91	-
Less: Reclassification of derivative hedging settlements to income, net of taxes of $4 & $6, respectively	6	-	9	-
	86	-	82	-
Comprehensive Income	$ 2,472 =====	$ 67 =====	$ 3,231 =====	$ 1,901 =====

            As of April 30, 2004, accumulated other comprehensive income, net of tax, consisted of $86,000 of increase in fair market value on natural gas hedging instruments, net of $59,000 tax expense which is included in deferred income tax liability.

Note 3 - Inventories

            At April 30, 2004 and July 31, 2003, inventories were as follows (in thousands):

	April 30,2004	July 31, 2003

Raw materials	$ 17,161	$ 16,412
Work-in-progress	3,462	2,977
Finished goods	18,108	18,285
Maintenance parts and supplies	3,373	3,120

Total inventories	$ 42,104 =====	$ 40,794 =====

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Basic:
Weighted average shares outstanding	7,082	7,082	7,082	7,082
Effect of dilutive securities: options	103	64	82	67

Diluted:
Diluted weighted average shares outstanding	7,185 =====	7,146 =====	7,164 =====	7,149 =====

Anti-dilutive options outstanding (1):
Number of options	472 =====	680 =====	596 =====	680 =====
Weighted average exercise price per share	$ 6.33 =====	$ 5.56 =====	$ 5.85 =====	$ 5.56 =====

(1) – Anti-dilutive options and their average exercise prices were not included in the computation of diluted earnings per share due to the option exercise prices being greater than the average market price of the common stock during the periods reported.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Webco Industries, Inc.

            We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiaries as of April 30, 2004, and the related consolidated statements of operations for the three-month and nine-month periods ended April 30, 2004 and 2003 and cash flows for the nine-month periods ended April 30, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

            We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

            Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

            We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of July 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 25, 2003, except for Note 1A, as to which the date is March 4, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of July 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma

June 4, 2004

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Webco Industries, Inc., an Oklahoma corporation, was founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer.  Webco is a manufacturer and value-added distributor of high-quality carbon steel, stainless steel and other metal tubular products designed to industry and customer specifications.  Webco's tubing products consist primarily of pressure tubing and specialty tubing for use in durable and capital goods including heat exchangers, boilers, autos and trucks, and home appliances.  The Company's long-term strategy is to pursue growth and profitability through the development of niche markets within the tubular products industry where the Company can provide a high level of customer service and value-added engineering through the deployment of leading-edge manufacturing and information technology.  The Company has three production facilities in Oklahoma and Pennsylvania and five value-added distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,000 customers throughout North America.

        Unless the context otherwise requires, the information contained in this report, and the terms "Webco" and the "Company" when used in this report, include Webco Industries, Inc. and its wholly-owned subsidiaries on a consolidated basis.

Current Industry Conditions

        The steel industry is characterized by changing customer demand, foreign competition, government influence on raw material and finished good import prices, and financial instability among domestic steel producers.  As a result of the declining value of the U.S. dollar to foreign currencies, which has increased the export of domestic carbon steel products and decreased the import of competing foreign products, and the lack of availability and high-cost of steel-making inputs such as coke, scrap metal and energy, an environment has been created where carbon steel sheet coil is dramatically increasing in cost and in some cases is unavailable.  Over the past several months, carbon steel coil producers have raised their prices and placed surcharges on their products that have greatly increased the replacement cost of carbon steel.  The related increased sales prices for the Company’s products, which are reflected in the Company’s financial statements for the third quarter of fiscal 2004, were matched against lower average-cost carbon steel coil inventories resulting in a significant gross profit increase in the third quarter of fiscal 2004.

        Due to shortages in the components for making carbon steel and high export demand, an insufficient supply of carbon steel is available to satisfy domestic demand.  Over the years, Webco has forged solid and loyal relationships with its steel suppliers.  These relationships have, in most circumstances, secured the availability of carbon and stainless steel in sufficient quantities to satisfy customer requirements.  There can be no assurances, however, that the Company’s carbon and stainless steel requirements will continue to be met, which would negatively impact income from operations and cash flows.

        In dealing with the current environment, management has been very assertive in passing along to customers as many raw material price increases as possible, including surcharges.  The Company has agreed-upon pricing with some customers on certain products and as the Company’s supplier arrangements for these products are modified for surcharges or base price increases, management attempts to pass on such price increases to the extent possible.  There can be no assurances that the Company will be able to obtain price increases for its products or pass on surcharges to customers with agreed-upon pricing and margins for those customers may be impaired during this period of high raw material costs.  The industry as a whole is being forced to pass along increases to protect its economic viability.  The reduced availability of steel coils, in some cases, has limited competitive tubing alternatives for customers and mitigated the excess capacity in the tubing industry, at least for the short-term.  The current volatility in the steel industry affects all metals; however, it has impacted carbon steel sheet coil to a much greater degree.

Overview of Financial Results

        For the fiscal 2004 third quarter ended April 30, 2004, the Company reported net income of $2,386,000, or $0.33 per diluted share.  For the same quarter in fiscal 2003, earnings were $67,000, or $0.01 per diluted share.  Net sales for the third quarter of fiscal 2004 were $55.9 million, a 25.0 percent increase over the $44.7 million for the same quarter last year.

        Net income for the first nine months of fiscal 2004 was $3,149,000, or $0.44 per diluted share, compared to $1,901,000, or $0.27 per diluted share, for the same period in fiscal 2003.  Net sales for the first nine months of the current year amounted to $151.1 million, a 14.3 percent increase over the $132.2 million in the same nine-month period of last year.

        The Company’s business during the third quarter was largely impacted by two separate business conditions.  First, selling prices for finished product were based on the higher costs of coiled steel and were matched against the Company’s lower average-cost inventories.  Gross profit was 17.6 percent of net sales for the quarter compared to 9.5 percent in the first six months of fiscal 2004.  Second, the lack of availability of steel limited the ability of customers to purchase products from the Company’s competitors.  Tubing industry excess capacity was largely mitigated by the lack of availability of carbon steel coils in the domestic marketplace.

        The current environment has been very conducive to positive operating results.  The Company does not believe these results are sustainable and margins are expected to return to more historical levels as the average cost of inventories increases to current price levels.  The level of operating profitability achieved during the third quarter enabled the Company to afford the higher working capital requirements caused by increasing steel costs, despite borrowing limitations in the Company’s revolving line of credit.  At such time when steel costs begin to decline, the Company believes it may have the opposite challenge of matching decreasing sales prices with  higher average-cost inventories.

Results of Operations for the Three Months Ended April 30, 2004 Compared with the Three Months Ended April 30, 2003

        Tubing product sales for the current quarter were $55,883,000, an increase of 25.0 percent from the $44,704,000 for the same quarter last year.  The $11,179,000 increase in net sales was due to higher overall prices per ton for the Company’s products.  Sales prices increased as carbon raw material price increases, surcharges and a limited supply of carbon steel coils continued to drive selling prices in the tubing industry.  Shipped tonnages improved 15 percent over the same quarter in fiscal 2003 primarily due to new market opportunities in the OEM and high alloy markets.

        Gross profit for Tubing products increased to $9,831,000, or 17.6 percent of net sales, for the third quarter of fiscal 2004 from $3,324,000, or 7.4 percent of net sales, for the same period in fiscal 2003.  Gross profit margins in fiscal 2004 were positively impacted by increased sales prices, which reflected higher raw material pricing, being matched against lower average-cost raw materials.  As the Company’s average-cost raw materials increase towards current replacement cost, gross profit margins are expected to decrease to more historical levels.  Although every attempt is made to pass increased raw material costs on to customers, it is not always possible due to price competition or customers with agreed upon pricing in certain markets.  Although industry excess capacity still exists in the tubing industry, allocations implemented by domestic carbon steel coil producers largely mitigated this condition.  Management does not believe the gross profit margins realized in the third quarter of the current year are sustainable for the long-term.

        Selling, general and administrative expenses were $5,173,000 for the third quarter of fiscal 2004 compared to $2,676,000 for the same quarter of fiscal 2003.  The current quarter increase was primarily due to a $1,426,000 increase in employee and executive bonus accruals due to improved operating performance.  Legal expenses and certain financial advisory costs increased expenses approximately $290,000 while expanded selling activities also increased expenses by approximately $330,000.

        Although interest expense increased only slightly to $589,000 from $535,000 for the same quarter last year, a significant increase in interest rates could have a material impact on the Company’s results of operations and cash flows.  See Part I, Item 3: “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q for additional information concerning interest rate risk.

Results of Operations for the Nine Months Ended April 30, 2004 Compared with the Nine Months Ended April 30, 2003

        Tubing product sales for the nine months ended April 30, 2004 were $151,127,000, an increase of 14.4 percent from the $132,155,000 for the same period last year.  The $18,972,000 increase in net sales was largely due to sales prices having increased as steel producers imposed large price increases and surcharges on the supply of carbon steel coils to the market.  Shipped tonnages improved 7.7 percent over the same nine months in fiscal 2003, which was primarily due to the development of certain high alloy and OEM markets and the Company’s ability to obtain raw materials.  Although the tubing industry continues to deal with excess capacity, the limited availability of carbon steel coils has largely mitigated this condition.

        Gross profit for tubing products increased to $18,887,000, or 12.5 percent of net sales, for the first nine months of fiscal 2004 from $14,333,000, or 10.8 percent of net sales, for the same period in fiscal 2003.  Gross profit margins in fiscal 2004 were positively impacted by increased sales prices, which reflected higher raw material pricing, being matched against lower average-cost raw materials.  As the Company’s average-cost raw materials increase towards current replacement cost, gross profit margins are expected to decrease to historical levels, assuming selling prices do not increase proportionately.

        Selling, general and administrative expenses were $11,803,000 for the first nine months of fiscal 2004 compared to $9,393,000 for the same period in fiscal 2003.  The fiscal 2003 nine-month period includes a pre-tax insurance recovery to the Company of $299,000 from a fire at the Oil City facility in 2001.  Without the insurance recovery in the prior year period, S,G&A costs increased $2,132,000 primarily due to a $1,206,000 increase in employee and executive bonus accruals resulting from improved operating performance.  The increase in employee and executive bonus accruals for the third quarter of fiscal 2004 was offset by a reduction in such accruals for the first six months of fiscal 2004.  Legal expenses and certain financial advisory costs increased expenses approximately $325,000 while expanded selling activities also increased expenses by approximately $400,000.

Government Regulation

        The Company is subject to the regulatory and reporting requirements of the Sarbanes-Oxley Act of 2002.  Management believes it is in material compliance with the provisions of this Act at this time.  Management does anticipate, however, that current and future compliance with such provisions, including the Section 404 certification of internal controls by management and attestation by the Company’s independent auditors, will result in significant increases in consulting, audit and legal fees and overhead expenses related to software, hiring new personnel and administrative time.  The total cost of the Company’s compliance with the requirements of the Sarbanes-Oxley Act is uncertain, although the most costly provisions will be related to the Company’s first Section 404 compliance year ending July 31, 2005.  However, management believes such compliance costs could exceed $700,000 during the fifteen months leading up to July 31, 2005 and could exceed $500,000 for each succeeding year thereafter.  These costs are in addition to the approximately $350,000 in costs historically incurred being a public company.  Such compliance cost estimates are incremental to current general and administrative expenses and do not include the opportunity costs associated with the time and effort of current employees and management, which is expected to be significant.

Liquidity and Capital Resources

        Net cash provided by operations was $3,749,000 for the nine months ended April 30, 2004 versus $4,016,000 used in operations in the prior year period.  Accounts receivable increased $7,216,000 during the current period.  The current year period experienced stronger sales compared to the prior year period driving the increase in accounts receivable.  Inventories increased $1,310,000 during the nine-month period ended April 30, 2004, but increased $4,314,000 for the period ended April 30, 2003 due to rising steel prices and strategic purchases made in prior year quarters in anticipation of rising prices and higher purchased finished goods inventories.  Average inventory turned approximately 4.6 times on an annualized basis during the first nine months of fiscal 2004 due to strong sales during the period.  The average inventory turn rate for fiscal year 2003 was approximately 4.4.  Accrued liabilities increased $3,768,000 in the current period, primarily due to increases in current taxes payable and accrued profit sharing and bonuses.  The effective income tax rate for the nine months of fiscal 2004 was 41.4 percent compared to 41.0 percent in the same period last year.  The effective tax rate reflects the Company’s increased business in certain states with higher tax rates.

        Net cash used in investing activities for the nine months ended April 30, 2004 increased to $5,892,000 from $1,506,000 in the same period last year, primarily due to increased capital expenditures.  Capital expenditures made during the current period primarily related to the expansion of the stainless tube welding facility in Mannford, Oklahoma, and related technology investments.  Prior period expenditures were primarily related to technology investments for stainless tube production and a hardware migration project for the Company’s primary computer systems.  The fiscal 2003 period included the receipt of $822,000 from cashing in two key-man, whole life insurance policies during the second quarter of fiscal 2003, which lowered net cash used in investing activities for the nine-month period in fiscal 2003.

        The Company’s capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced.  The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies.  Capital spending plans for the remainder of 2004 will primarily consist of completing the expansion at the Mannford, Oklahoma, facility, the continued deployment of technology investments for stainless tube-making, the development of value-added capabilities for the Company’s increased carbon capacity and normal facility maintenance spending, all of which is expected to be in the range of $6.0 to $6.5 million for the full fiscal year.  The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

        The Company's senior debt facilities with its primary lender provide for a term loan of $15.5 million, and a revolving line of credit (“LOC”) of $38 million.  As of April 30, 2004, the Company had $10.1 million outstanding on its term loan and $32.3 million on its LOC.  The maturity date of both the term loan and the LOC is May 1, 2005 and the loans are collateralized by substantially all of the Company’s assets.  The Company may have borrowings and outstanding letters of credit under the LOC up to the lesser of $38 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable.  At April 30, 2004, $5.4 million ($9.6 million at May 31, 2004) was available for borrowing on the LOC under the terms of the loan agreement.  Principal payments on the term loan of $184,500, plus interest, are due each month until maturity.  Along with the scheduled principal payments, the Company is required to make additional principal payments on the term loan based on 50 percent of excess cash flow not to exceed $221,500 per quarter, or $2,658,000 on a cumulative basis over the term of the debt facility.  An additional payment of $443,000 will be made during the fourth quarter of fiscal 2004 based on the excess cash flow calculation for the third quarter of 2004, which includes a cumulative catch-up payment of $221,500 for the second quarter of fiscal 2004.

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

        P&J also has a separate line of credit agreement for $1,500,000, which matures on November 30, 2004.  As of April 30, 2004, there were no amounts outstanding on the line of credit and $1,500,000 was available for borrowing.

        The Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio.  The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum borrowing base availability.  As of April 30, 2004, the Company was in compliance with all such covenants under the existing facilities.

        The Company has arranged financing with various public agencies related to the Oil City facility, of which $2.0 million was outstanding at April 30, 2004.  The agency loans are collateralized by the underlying real estate and certain equipment.  The notes mature over a 2 to 8 year period and bear interest at rates ranging from 3 to 5 percent.

        The Company has various equipment loans with its primary lender and other financing companies of which $561,000 was outstanding at April 30, 2004.  The loans are collateralized by the underlying equipment and mature over a 1 to 5 year period and bear interest at rates ranging up to 6 percent.

        In addition to the above debt arrangements, the Company leases certain buildings, machinery and equipment under non-cancelable operating leases.  Under certain of these leases the Company is obligated to pay property taxes, insurance, repairs and other costs related to the leased property.

        The following table sets forth the future minimum payments required under the Company’s contractual commitments at April 30, 2004:

	Payments Due by Fiscal Year
Contractual Obligations	2004 (1)	2005	2006	2007	2008	Thereafter	Total
Senior Long-Term Debt	$ 997	$ 9,136	$ -	$ -	$ -	$ -	$ 10,133
Senior Line of Credit (2)	32,289	-	-	-	-	-	32,289
Public Agency Long-Term Debt	95	301	299	307	308	669	1,979
Operating Leases	471	1,814	1,633	1,388	1,147	1,751	8,204
Purchase Commitments (3)	17,547	13,731	-	-	-	-	31,278
Other Long-Term Debt	46	192	146	87	85	5	561
Total Cash Obligations	$ 51,445 =====	$ 25,174 =====	$ 2,078 =====	$ 1,782 =====	$ 1,540 =====	$ 2,425 =====	$ 84,444 =====

(1)     – Amounts for 2004 reflect the future minimum payments for the remaining three months of the fiscal year.

(2)    – Accounting principles require current classification of revolving lines of credit (“LOC”) that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding LOC, and loan terms that allow the lender to declare the loan in default on a subjective basis.  This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement.  The Company's LOC, which matures on May 1, 2005, contains such features and accordingly, the accompanying financial statements classify outstanding borrowings under the LOC as "Current portion of long-term debt."

(3)    -  The Company enters into purchase commitments with steel vendors as part of the ordinary course of business and is currently committed on outstanding purchase orders for inventory.

Recent Events

         On June 1, 2004, the Company announced that it had approved the creation of a special committee, comprised of three independent directors, to evaluate a proposed reverse stock split.  The proposal contemplates an amendment to the Company’s certificate of incorporation, which, if approved by its Board of Directors and stockholders, would result in a reverse stock split of the Company’s Common Stock in such a ratio as to reduce the number of stockholders of record from its current level of approximately 340 to less than 300 shareholders of record.  Under the Company’s proposal, holders of less than a specified number of shares prior to the reverse stock split, who would otherwise be entitled to receive fractional shares as a result of the reverse stock split, would instead receive a cash payment for those shares.  Under the Company’s proposal, the payment for the fractional shares is expected to be between $4.00 and $5.00 per pre-reverse split share.  The special committee is in the process of engaging a financial adviser to advise it concerning valuation issues relating to the reverse stock split.  The reverse stock split and the price to be paid for the fractional shares will be subject to the negotiation of definitive documents, amendment of the Company’s current senior debt facilities with its primary lender, the special committee’s deliberation and recommendation of the reverse stock split to the full Board of Directors and the approval by the Company’s Board of Directors and stockholders.  Holders of a number of shares in excess of the designated exchange ratio prior to the reverse stock split will continue to be stockholders after the reverse stock split and will not be entitled to receive any cash.  If the reverse split is effected as planned, Webco would have fewer than 300 stockholders of record.  If that is the case, Webco would deregister its common stock under the Securities Exchange Act of 1934, Webco’s common stock would no longer be traded on the American Stock Exchange, and Webco would cease filing periodic reports with the Securities and Exchange Commission.

        Management believes its current capital structure and resources are adequate for current operations and to allow for planned capital additions and improvements and, subject to the approvals and the occurrence of the other conditions referred to in the preceding paragraph, to permit the Company to effect the contemplated reverse stock split.  Interest rate increases or limited capital availability due to higher working capital requirements could limit capital spending or the working capital necessary to take advantage of other opportunities.

Critical Accounting Policies

        The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  Critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions used for calculating financial estimates that have a direct effect on the reported amounts of assets, liabilities, revenues and expenses for the period presented.  Management believes that the judgments it makes and the assumptions it uses are reasonable based on the information available; however by their nature, these judgments are subject to an inherent degree of uncertainty and in some instances may prove to be inaccurate.  There can be no assurances that actual results will not differ from those estimates.  These judgments are based on historical experience, terms of existing purchase arrangements, observance of trends in the industry, information provided by customers and information provided from outside sources, as appropriate.  The Company believes it’s most critical accounting policies are: Revenue Recognition, Inventories, Self-Insurance Reserves, Accounting for Certain Long-Lived Assets and Deferred Taxes.  The reader should refer to Part II, Item 7: “Managements Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2003 for information on the Company’s most critical accounting policies.

New Accounting Pronouncements

        On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) effective for periods ending after December 15, 2003.  FIN 46 provides guidance on identifying entities controlled by means other than through voting rights and how to determine when and which business entity should consolidate the variable interest entities (“VIE”).  Consolidation applies to entities in which the equity investor does not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities in the absence of other subordinated financial support from other parties.  The adoption of FIN 46 did not have an impact on the Company’s consolidated financial statements.

Safe Harbor for Forward Looking Statements:  Certain statements in this Form 10-Q, including statements preceded by, or predicated upon the words "anticipates", "appears", "believes", "expects", "hopeful", "plans", “should”, “would” or similar words constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein.  Such risks, uncertainties and factors include, among others: general economic and business conditions, competition from imports, changes in manufacturing technology, banking environment, monetary policy, raw material costs and availability, industry capacity, domestic competition, loss of significant customers and customer work stoppages, customer claims, technical and data processing capabilities, and insurance costs and availability.  The reader should refer to Part I, Item 1: "Forward Looking Statements" of the Company's Annual Report on Form 10-K for the year ended July 31, 2003 for additional information regarding these and other matters.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk — The Company's primary risk relates to changes in interest rates on its long-term debt under its senior debt facility.  At April 30, 2004, the senior debt facility represented $42.4 million of the total debt outstanding of $44.9 million.  A significant amount of the remaining debt of $2.5 million bears interest at fixed rates ranging from 3 to 6 percent.  The Company's senior term loan and revolving line of credit bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or the Prime Rate.  Accordingly, the Company believes the carrying value of its variable rate, long-term debt approximates fair value.  The Company has not entered into derivative contracts or other financial instruments for speculative or trading purposes.  Furthermore, the Company is not currently using financial instruments, such as interest rate swaps or hedges, to minimize the impact of interest rate fluctuations on earnings and cash flow, however, management could use such instruments if warranted based on estimates of future interest rates.  Using the average outstanding long-term debt under the senior debt facility for the first nine months of fiscal 2004 of $43.1 million, a one percent change in the floating rates would change cash flow and earnings before income taxes by approximately $431,000 on an annualized basis.

Inventory Risk — The steel industry is characterized by changing customer demands, foreign competition, government influence on raw material and finished good import prices, and the financial instability of a number of domestic steel producers.  Due to foreign demand for domestic steel and scrap, the lack of availability and high-cost of steel-making inputs such as coke, scrap metal and energy, and the weakening value of the U.S. dollar, the cost of carbon steel coil is dramatically increasing and in some cases steel is unavailable.  The Company’s short-term ability to raise prices to its customers is often not as related to the change in the cost of its steel coil raw materials as it is to the competition that exists in the markets into which the tubing is being sold.  The Company's inability to raise prices to offset increases in steel costs or future declines in sales prices may result in unrealizable inventory values and a decline in profit margins.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

Natural Gas Risk — The Company uses natural gas in significant quantities as part of its manufacturing processes.  From time to time, the Company experiences significant increases and decreases in the price of natural gas.  During the first quarter of fiscal 2004, the Company entered into various fixed price and NYMEX swap contracts in order to manage the natural gas price risk.  Contract terms range from twelve months to three years at prices ranging from $4.90 per mcf to $5.05 per mcf.  Contracts will essentially lock in prices for 20,000 mcf per month from May 2004 through September 2004; and 10,000 mcf per month from October 2004 through August 2006.  Management believes such contracts are warranted based on estimates of future prices and the amount of natural gas used by the Company.  The average amount of natural gas used per month in fiscal 2003 was 34,000 mcf at an average price of $5.01 per mcf.  At April 30, 2004, the Company’s natural gas hedges had a positive net fair value of $145,000.  This amount is included as an other asset on the Company’s balance sheet with a corresponding credit balance of $86,000, net of a deferred tax liability of $59,000, reported in stockholders’ equity as accumulated other comprehensive income, net of taxes.

Item 4.            Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company does not expect that its disclosure controls and procedures or other internal controls can prevent all error and all fraud or that its evaluation of these controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  The benefits of controls and procedures must be considered relative to their costs, and the design of any system of controls is based in part upon assumptions about the likelihood of future events.  The Company’s disclosure controls and procedures and other internal controls can only provide reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of these and other inherent limitations in controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

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

Item  2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        None

Item  3.           Defaults Upon Senior Securities

        None

Item  4.           Submission of Matters to a Vote of Security Holders

        None

Item  5.           Other Information

        On June 1, 2004, the Company announced that it had approved the creation of a special committee, comprised of three independent directors, to evaluate a proposed reverse stock split.  The reader should refer to Part I, Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events" of this Form 10-Q and to the Company's Current Report on Form 8-K, dated June 1, 2004.

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
    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K
    The Company filed a Form 8-K dated March 8, 2004 for its fiscal 2004 second quarter earnings release.
    The Company filed a Form 8-K dated April 8, 2004 updating its third quarter earnings guidance.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        WEBCO INDUSTRIES, INC.

            June 14, 2004                                      /s/Michael P. Howard
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