Form 10-Q/A
period 2004-04-30
WEBCO INDUSTRIES INC
filed 2004-08-03
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-Q/A amends Part I, Items 1 and 2 and Part II, Item 6 of the Quarterly Report on Form 10-Q of Webco Industries, Inc. (the "Company") for the third quarter ended April 30, 2004, as filed with the Securities and Exchange Commission on June 14, 2004 (the "Quarterly Report").

            For convenience and ease of reference the Company is filing this Quarterly Report in its entirety with the applicable changes.  Unless otherwise stated, all information contained in this amendment is as of June 14, 2004, the filing date of the Quarterly Report.  This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date.

            As discussed in Note 1, this Form 10-Q/A restates the April 30, 2004 Unaudited Consolidated Balance Sheet amounts for Deferred Income Tax Asset, Accrued Liabilities and Deferred Income Tax Liability and the April 30, 2004 Unaudited Statement of Cash Flow amounts for Deferred Tax Expense and Accrued Liabilities as set forth in the Quarterly Report for the correction of an inadvertent classification error.  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").  The provisions of SFAS No. 109 require the recording of deferred tax assets and liabilities to reflect the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial statement carrying amounts.  Deferred tax assets are regularly reviewed for recoverability and, if deemed necessary, an appropriate valuation allowance is established based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  The balance sheet herein has been restated to reclassify the expected timing of certain current and deferred tax items, resulting in an increase to both the Deferred Income Tax Asset and Deferred Income Tax Liability and a reduction in Accrued Liabilities.  This change in balance sheet classification does not affect the Unaudited Consolidated Statements of Operations or the net cash provided by operating activities or net increase in cash as set forth in the Unaudited Consolidated Statements of Cash Flows.

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

Item 1.    Consolidated Financial Statements (Unaudited)

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	April 30,	July 31,
	2004 -	2003 -
ASSETS	(Restated, Note 1)

Current assets:
Cash	$ 220	$ 189
Accounts receivable, net	28,997	21,781
Inventories	42,104	40,794
Prepaid expenses	908	328
Deferred income tax asset (Restated, Note 1)	2,995	3,318

Total current assets	75,224	66,410

Property, plant and equipment, net	60,451	60,018

Notes receivable from related parties	2,599	2,560
Other assets, net	1,414	1,539

Total assets	$ 139,688 ======	$ 130,527 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 18,669	$ 17,216
Accrued liabilities (Restated, Note 1)	7,967	5,676
Current portion of long-term debt	35,448	31,868

Total current liabilities	62,084	54,760

Long-term debt	9,514	12,100

Deferred income tax liability (Restated, Note 1)	13,791	12,603

Commitments and contingencies - Note 4

Stockholders' equity:
Common stock, $.01 par value, 12,000,000 shares
authorized, 7,081,723 shares issued and outstanding	71	71
Additional paid-in capital	35,744	35,744
Accumulated other comprehensive income, net of tax	86	-
Retained earnings	18,398	15,249

Total stockholders' equity	54,299	51,064

Total liabilities and stockholders' equity	$ 139,688 ======	$ 130,527 ======

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

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended April 30,

	2004 -	2003 -
	(Restated, Note 1)
Cash flows from operating activities:
Net income	$ 3,149	$ 1,901
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	5,631	5,184
(Gain) loss on disposition of property, plant and equipment	6	(2)
Deferred tax expense (Restated, Note 1)	1,452	1,024
(Increase) decrease in:
Accounts receivable	(7,216)	(3,942)
Inventories	(1,310)	(4,314)
Prepaid and Other	(619)	(689)
Increase (decrease) in:
Accounts payable	365	(3,227)
Accrued liabilities (Restated, Note 1)	2,368	142
Net change from discontinued operation	(77)	(93)

Net cash provided by (used in) operating activities	3,749	(4,016)

Cash flows from investing activities:
Capital expenditures	(5,916)	(2,352)
Proceeds from sale of property, plant and equipment	3	2
Other	21	844

Net cash used in investing activities	(5,892)	(1,506)

Cash flows from financing activities:
Proceeds from long-term debt	135,899	125,020
Principal payments on long-term debt	(134,905)	(122,045)
Debt issue costs	(87)	(32)
Increase in book overdrafts	1,267	2,531

Net cash provided by financing activities	2,174	5,474

Net increase (decrease) in cash	31	(48)

Cash, beginning of period	189	212

Cash, end of period	$ 220 ======	$ 164 ======

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

Reclassification of Deferred Taxes - This Form 10-Q/A restates the Company's previously filed Form 10-Q dated June 14, 2004 to amend the April 30, 2004 Unaudited Consolidated Balance Sheet and Unaudited Consolidated Statement of Cash Flows to show the effects of an  increase to both the Deferred Income Tax Asset and Deferred Income Tax Liability and a decrease to Accrued Liabilities for the correction of an inadvertent classification error.  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").  The provisions of SFAS No. 109 require the recording of deferred tax assets and liabilities to reflect the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial statement carrying amounts.  Deferred tax assets are regularly reviewed for recoverability and, if deemed necessary, an appropriate valuation allowance is established based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  The accompanying balance sheet has been restated to reclassify the expected timing of certain current and deferred tax items.  This change in balance sheet classification does not affect the Unaudited Consolidated Statements of Operations or the net cash provided by operating activities or net increase in cash as set forth in the Unaudited Consolidated Statements of Cash Flows.  The following table provides a summary comparison of the effects of the revisions to the unaudited consolidated balance sheet and statements of cash flows from the amounts previously reported at April 30, 2004:

	April 30, 2004
	As Reported	As Restated
	(in thousands)
Unaudited Consolidated Balance Sheets
Deferred Tax Asset	$ 895	$ 2,995
Total Current Assets	73,124	75,224
Total Assets	137,588	139,688

Accrued liabilities	9,367	7,967
Total current liabilities	63,484	62,084
Deferred income tax liability	10,291	13,791
Total liabilities and stockholders' equity	137,588	139,688

Unaudited Consolidated Statements of Cash Flows
Deferred tax expense	52	1,452
Accrued liabilities	3,768	2,368

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

            Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

            We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of July 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 25, 2003, except for Note 1A, as to which the date is March 4, 2004, we expressed an unqualified opinion on those consolidated financial statements in a report that also included an explanatory paragraph referring to a revision to the balance sheet classification of outstanding debt.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of July 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

            As discussed in the fifth paragraph of Note 1 to the condensed consolidated financial statements, the Company revised its balance sheet as of April 30, 2004, and its related statement of cash flows for the nine-month period ended April 30, 2004, to reclassify certain amounts related to income taxes for the correction of an inadvertent classfication error.

PricewaterhouseCoopers LLP
Tulsa, Oklahoma
June 4, 2004, except for the information in the fifth paragraph in Note 1, as to which the date is August 2, 2004.

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

Liquidity and Capital Resources

        Net cash provided by operations was $3,749,000 for the nine months ended April 30, 2004 versus $4,016,000 used in operations in the prior year period.  Accounts receivable increased $7,216,000 during the current period.  The current year period experienced stronger sales compared to the prior year period driving the increase in accounts receivable.  Inventories increased $1,310,000 during the nine-month period ended April 30, 2004, but increased $4,314,000 for the period ended April 30, 2003 due to rising steel prices and strategic purchases made in prior year quarters in anticipation of rising prices and higher purchased finished goods inventories.  Average inventory turned approximately 4.6 times on an annualized basis during the first nine months of fiscal 2004 due to strong sales during the period.  The average inventory turn rate for fiscal year 2003 was approximately 4.4.  Accrued liabilities increased $2,368,000 in the current period, primarily due to increases in current taxes payable and accrued profit sharing and bonuses.  The effective income tax rate for the nine months of fiscal 2004 was 41.4 percent compared to 41.0 percent in the same period last year.  The effective tax rate reflects the Company’s increased business in certain states with higher tax rates.

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

        As of the end of the period covered by the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s  management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

A. Exhibits
    *  15.1 Letter Regarding Unaudited Interim Financial Information.
    *  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    *  31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    *  32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    *  32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K
    The Company filed a Form 8-K dated March 8, 2004 for its fiscal 2004 second quarter earnings release.
    The Company filed a Form 8-K dated April 8, 2004 updating its third quarter earnings guidance.

* - Filed as exhibits to this Form 10-Q/A

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        WEBCO INDUSTRIES, INC.

            August 2, 2004                                    /s/Michael P. Howard
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