Form 10-K/A
period 2003-07-31
WEBCO INDUSTRIES INC
filed 2004-10-28
CIK 916314

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10 K/A
Amendment 2

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

EXPLANATORY NOTE

            This Amendment No. 2 on Form 10-K/A amends Item  9A of the Annual Report on Form 10-K of Webco Industries, Inc. (the "Company") for the fiscal year ended July 31, 2003, as filed with the Securities and Exchange Commission on October 29, 2003 and amended on March 4, 2004 by Form 10-K/A - Amendment 1 (the "Annual Report").  This Amendment No. 2 reflects certain wording changes to Item 9A as required by the Sarbanes-Oxley Act of 2002 that were effective August 14, 2003 and does not affect previously reported amounts in the Company's Consolidated Balance Sheets or Consolidated Statements of Operations or Cash Flows.

            For convenience and ease of reference, the Company is filing this Annual Report in its entirety, excpet for certain exhibits previously filed, with the applicable changes.  Unless otherwise stated, all information contained in this amendment is as of October 29, 2003, the original filing date of the Annual Report.  This Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date.

            As discussed in Note 1A of the Notes to Consolidated Financial Statements, the Form 10-K/A-Amendment 1, filed on March 4, 2004, restated the balance sheet classification of outstanding debt under the  Company's Senior Revolving Line of Credit ("LOC") from long-term debt to current liabilities.  Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding LOC, and loan terms that allow the lender to declare the loan in default on a subjective basis.  This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement.  The Company's LOC, which matures May 1, 2005, contains such features and accordingly, the accompanying financial statements were restated to reclassify outstanding borrowings under the LOC to "Current portion of long-term debt".  This change in balance sheet classification does not affect the Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Webco Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Webco Industries, Inc. and subsidiary at July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8 K

(a)       The following documents are filed as part of this report:

  (1)     Financial Statements of Webco Industries, Inc. which are included in Part II,

                  Item 8:

                  Report of Independent Registered Public Accounting Firm

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

10.9   **     Amendment No. 2 to Loan and Security Agreement dated June 14, 2003, between American National Bank and Trust Company of Chicago, as agent, certain financial institutions as lender, and the Company.

10.10 **     Employment Agreement expiring September 30, 2006 for F. William Weber.

10.11 **     Employment Agreement expiring September 30, 2006 for Dana S. Weber.

10.12 **     Employment Agreement expiring September 30, 2006 for David E. Boyer.

10.13 **     Employment Agreement expiring September 30, 2006 for Michael P. Howard.

14      **     Code of Ethics

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

** - Previously filed herewith.

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

                                                                                     WEBCO INDUSTRIES, INC.

October 28, 2004                                                       By:    /s/ F. William Weber
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

October 28, 2004                                                        By:    /s/ F. William Weber
                                                                                               F. William Weber
                                                                                               Chairman, Chief Executive
                                                                                               Officer and Director

October 28, 2004                                                        By:    /s/ Dana S. Weber
                                                                                               Dana S. Weber
                                                                                               President, Chief Operating Officer
                                                                                               and Director

October 28, 2004                                                        By:    /s/ Michael P. Howard
                                                                                               Michael P. Howard
                                                                                               Chief Financial Officer

October 28, 2004                                                        By:    /s/ Christopher L. Kowalski
                                                                                               Christopher L. Kowalski
                                                                                               President-Phillips & Johnston, Inc.
                                                                                               and Director

October 28, 2004                                                        By:    /s/ Jack D. McCarthy
                                                                                               Jack D. McCarthy
                                                                                               Director

October 28, 2004                                                        By:    /s/ Kenneth E. Case
                                                                                               Kenneth E. Case
                                                                                               Director

October 28, 2004                                                        By:    /s/ Bradley S. Vetal
                                                                                               Bradley S. Vetal
                                                                                               Director