Form 10-K
period 2004-07-31
WEBCO INDUSTRIES INC
filed 2004-10-29
CIK 916314

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                    to

Commission File No. 0-23242

WEBCO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1097133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9101 West 21st Street
Sand Springs, Oklahoma 74063
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code — (918) 241-1000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.01
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [ X ] No

     As of October 1, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $13,700,000.

     On October 1, 2004, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 7,081,723 shares.

     DOCUMENTS INCORPORATED BY REFERENCE: None

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES

WEBCO INDUSTRIES, INC. AND SUBSIDIARY
FORM 10-K

PART I

ITEM 1. BUSINESS

General

     Webco Industries, Inc., an Oklahoma corporation, was founded in 1969 by F. William Weber, Chairman of the Board and Chief Executive Officer. Webco is a manufacturer and value-added distributor of high-quality carbon steel, stainless steel and other metal tubular products designed to industry and customer specifications. Webco’s tubing products consist primarily of pressure tubing and specialty tubing for use in durable and capital goods including heat exchangers, boilers, autos and trucks, and home appliances. The Company has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,000 customers throughout North America.

     The Company’s philosophy is to pursue growth and profitability through the identification of niche markets for tubular products where the Company can use its leading-edge manufacturing and information technology to provide a high level of value-added engineering and customer service in an effort to become the market leader.

     Unless the context otherwise requires, the information contained in this report, and the terms “Webco” and the “Company” when used in this report, include Webco Industries, Inc. and its subsidiaries, Webco Tube, Inc. and Phillips & Johnston, Inc. (“P&J”), on a consolidated basis.

Recent Events

     On June 1, 2004, Webco announced that a Special Committee of its Board of Directors, comprised of three independent directors, had been formed to evaluate a proposed reverse stock split of the Company’s common stock that would result in Webco having fewer than 300 common stockholders of record and thereby permit Webco to deregister its common stock under the Securities Exchange Act of 1934 (the “1934 Act”). This announcement was made after months of evaluating alternatives by the full board of directors, including the input from legal and financial advisors, of the benefits and detriments to the Company and its stockholders of remaining a public reporting company, which lead to the choice of going private.

     On June 25, 2004, the Company announced that the Special Committee and the full Board of Directors had unanimously approved an amendment to the Company’s Certificate of Incorporation which, if approved by the Company’s stockholders, would allow the Board of Directors in its discretion to select one of five alternative reverse/forward common stock splits. If the reverse/forward split is effected, Webco would likely have fewer than 300 shareholders of record. If that is the case, Webco would deregister its common stock under the 1934 Act and its stock would cease to be quoted on the American Stock Exchange.

     The proposed amendment to the Company’s Certificate of Incorporation for the reverse/forward common stock split will be submitted to the stockholders of the Company for their approval at a Special Meeting to be held on a date yet to be determined. A Notice of the Special Meeting and a related Proxy Statement that describes, among other things, the reasons for and the effect of the reverse/forward stock split, will be sent to Webco common stockholders of record entitled to vote at the Special Meeting. The Board of Directors has not yet determined the record date.

Industry Overview

     Over the past several years, the steel industry in the U.S. has been characterized by changing customer demand, foreign competition, domestic manufacturing overcapacity, and government influence on raw material and finished good import prices. During the last twelve months, a significant demand for steel in China as well as disruptions in the supply of steel making inputs has caused a lack of domestic availability for certain types of steel, primarily carbon steel. The declining value of the U.S. dollar to foreign currencies has contributed to this market condition, primarily by reducing foreign imports and increasing domestic exports. A lack of availability and high-cost of steel-making inputs such as coke, scrap metal and energy has created an environment where steel sheet coil, primarily carbon, is dramatically increasing in cost. Over the past several quarters, carbon steel coil producers have raised their prices and placed surcharges on their products that have greatly increased the replacement cost of carbon steel. The lack of availability of steel and the related mitigation of the excess manufacturing capacity in the tubing industry has also created an enhanced pricing environment for steel tubular products as customers are not able to source products at more competitive prices from alternative suppliers.

     In dealing with the current environment, management has passed along to customers as many raw material price increases as possible, including surcharges. The Company has agreed-upon pricing with some customers on certain products and as the Company’s supplier arrangements for these products are modified for surcharges or base price increases, management attempts to pass on price increases to the extent possible. The increased sales prices for the Company’s products, which are reflected in the Company’s financial statements for the last two quarters of fiscal 2004, were matched against lower average-cost carbon steel coil inventories resulting in a significant gross profit increase in the third and fourth quarters of fiscal 2004. The Company does not believe that the earnings attributable to selling from lower average cost inventories is sustainable, since the average cost of inventories will increase as inventory is replenished with steel purchased at the current replacement cost. An increase in the availability of steel could act to decrease selling prices and depress margins since the Company would have high-cost inventory.

     Over the years, Webco has forged solid and loyal relationships with its steel suppliers. These relationships have, in most circumstances, secured the availability of carbon and stainless steel in sufficient quantities to satisfy customer requirements during this recent period of reduced supply. There can be no assurances, however, that the Company’s carbon and stainless steel requirements will continue to be met, which, if not met, would negatively impact sales and income from operations and cash flows.

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

     The tubing industry was once dominated by the major integrated steel producers. Over time, these integrated producers lost their competitive advantage due to higher cost structures and lagging technology and have largely withdrawn from this segment. During the late 1990’s, many tubing manufacturers added significant capacity. While the industry has experienced some consolidation over the last several years as less efficient producers were rationalized, the industry continues to be subject to significant competition and pricing pressure in the absence of a shortage of steel coils in the market. The tubing industry is highly fragmented and is comprised of independent producers that occupy relatively focused market niches.

     While the Company does not expect the current favorable pricing environment to continue indefinitely, the tubing industry has been affected by several trends that are expected to continue for the foreseeable future. First, customers’ increasing emphasis on just-in-time inventory methods has required tubing producers to increase operating efficiencies to accommodate more frequent, smaller sized orders, and has placed greater emphasis on technology advances, inventory management and cost controls. Second, customers’ desires to cut operating costs through the outsourcing of specific processing functions, such as tube manufacturing, has created the opportunity for third-party tubing producers to replace production from captive mills.

TUBING MANUFACTURING PROCESSES

Manufactured Products

Electric Resistance Carbon Steel Weld Process: The Company maintains inventories of carbon steel sheet coils weighing approximately 15 to 25 tons from which it manufactures tubing using electric resistance welding. All customer orders for manufactured products are entered into a computerized order entry system, and the appropriate steel coil is selected from inventory and scheduled for processing in accordance with the customer’s delivery date and product specifications. The Company attempts to maximize efficiency by combining orders to optimize mill production and by ordering the size changes in a manner that reduces the amount of setup time necessary to move from one order to the next.

     The manufacturing cycle begins with the slitting of wide steel sheet coils into narrower bands. As the steel coil is unwound during the manufacturing process it is in the form of a continuous sheet, typically 48 to 60 inches wide and between .049 and .500 inches thick. The outside diameter of the tube to be produced determines the width of the slit band. Steel coils up to .180 and         .250 inches thick are slit to pre-designated widths at the Sand Springs and Oil City facilities, respectively, using Company equipment. Steel coils over those limits are slit by outside vendors. Conversion from slit band to tubes is accomplished by (i) continuously roll forming into the desired tubular diameter; (ii) continuously welding the edges; and (iii) cutting to approximate finished length or multiples thereof. After the tube has been welded, and depending upon product specifications, it may be moved to additional processing stations such as annealing (heat treatment through an atmospherically controlled roller hearth furnace), rotary straightening, and finishing (i.e., cut-to-length, non-destructive test, stencil, oil coat and package). The Company also utilizes outside vendors for certain value-added processing. The Company has stringent quality control standards in place at each stage of the manufacturing process.

     This process produces welded tubing and cold draw hollows (the raw material for the cold drawing process, which does not go through the finishing process). Hollows are primarily used for specific cold draw orders; however, smaller amounts are produced for inventory.

Carbon Steel Cold Drawing Process: The Company uses manufactured cold draw hollows and seamless tube hollows purchased from outside vendors as the raw material for the cold drawing process, which produces various tubing products. Most of the welded hollows are manufactured by the Company’s own weld mills, while seamless hollows are all purchased from other manufacturers. The Company currently offers precision, made-to-order cold drawn products from approximately .05 inch to .50 inch in wall thickness and from .50 inch to 5.0 inch in outside diameter for various tubing applications. Cold drawing permits greater flexibility and precision (as compared to the welding process) in meeting customer specifications of tube diameters, wall thickness and other characteristics.

     Cold drawing orders are entered into a computerized order entry system. Tube hollows are selected to optimize yields and efficiency and to meet the customer’s specifications and required delivery schedule. After the proper material has been selected for each specific order, it is cut to the desired length. The tube is then (i) pickled and lubricated, (ii) pointed to taper the tube end, and (iii) cold drawn through a die and over a mandrel (cold reduction of outside diameter, inside diameter and elongation of tube). After the cold drawn tube has been manufactured to finished size, it is moved to additional processing stations such as annealing, straightening and finishing. The Company also utilizes outside vendors for certain value-added processing.

Welded Stainless Tube Process: The manufacturing cycle for the stainless steel and high alloy weld mill operations begins with customer orders being entered into the computerized order entry system. After receipt of steel coils slit to a pre-designated width by the vendor, slit coils are selected and fed into the stainless weld mills to be formed into a tubular shape and welded by an automated gas or laser welding process. Tubes are then annealed, cooled, straightened, stenciled, non-destructively tested, cut to length and packaged for shipment. For some special customer requirements, the tubing is coiled to lengths up to 40,000 feet. Much of the processing is performed in a continuous operation. The Company also utilizes outside vendors for certain value-added processing. Stainless processing produces welded tubing for a variety of applications and small diameter stainless pipe. The majority of stainless products are made-to-order.

Tubing Facilities

     The Company has three manufacturing facilities for producing carbon or stainless steel tubing products. The largest facility is located in Sand Springs, Oklahoma, which produces a wide range of carbon steel tubing products. This facility has been in operation since the Company began in 1969. The Company also has a facility in Oil City, Pennsylvania, which produces carbon steel tubing products. The third facility in Mannford, Oklahoma, produces stainless steel and high alloy tubing products.

     The following table sets forth the processing and other techniques performed at Webco’s facilities:

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

INDUSTRY SEGMENTS

     The Company applies the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information"(FAS 131). The Company internally evaluates its business by facility; however, because of the similar economic characteristics of the tubing operations, including the nature of products, processes and customers, those operations have been aggregated for segment determination purposes. The Company’s continuing operations only include activities related to the manufacturing and distribution of tubular products principally made of carbon, stainless and high alloy steels.

PRODUCTS

Tubing Products

     The Company produces tubing for a wide variety of markets and end-use applications. The Company seeks to identify niche markets and customers that have been serviced by higher cost and lower service competitors. The percentage breakdown of net sales for the Company’s main products was as follows for the last three fiscal years:

	2004	2003	2002
Specialty tubing	65%	64%	59%
Pressure tubing and pipe	31	32	38
Freight, scrap and other	4	4	3

Total	100%	100%	100%

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

     With enhanced stainless manufacturing technology and investments in Oil City, the Company has targeted the specialty tubing market as a growth area over the next several years. While the Company continues to identify niche growth opportunities with improved product offerings, available manufacturing capacity is limited and would require significant capital investment to increase substantially. This market continues to undergo a major change in which final assembly manufacturers (automotive, appliance, etc.) outsource component parts and emphasize just-in-time inventory management to reduce production costs. Webco believes that this market, which is largely comprised of original equipment manufacturers (“OEMs”), provides an opportunity for the Company to gain market share by utilizing its technological capabilities to offer superior quality, on-time delivery, customer service, and customized products at competitive prices.

     Pressure Tubing and Pipe: The Company is a full service manufacturer and value-added distributor of pressure tubing and pipe, which includes tubing utilized in heat exchanger, boiler and piping applications. The Company supplies a variety of pressure tubing and pipe products to the refining, petrochemical, chemical, pulp and paper, pharmaceutical, gas transmission and electric power industries. These industries are serviced by the Company’s three manufacturing and two distribution facilities in Oklahoma, Pennsylvania, and Texas. Through its manufacturing facilities and sourcing partners, the Company offers carbon steel, alloy steel, stainless steel, copper, brass, nickel alloy and various other tubular products to these industries. Such products may be welded or seamless and may be cut, bent and/or finned to customer specifications at the distribution warehouses. The Company believes that its combination of manufacturing and distribution capabilities for carbon steel, alloy steel and stainless steel provides a strategic advantage over its competitors.

     The pressure tubing and pipe industry has been impacted by the world-wide demand for steel and the related lack of availability of carbon steel in particular. This has caused a dramatic increase in the price of domestic carbon steel coils in the last twelve months, the raw material for the Company’s carbon steel tubes. Other types of steel have been similarly affected, although not to the extent of carbon. The raw material environment has caused pressure tubing margins to increase as current selling prices are based on the replacement cost of steel matched against lower average cost inventories. During this period, the Company has continued to develop and expand its distribution capabilities and expects to relocate from its 58,000 square foot Nederland, Texas, facilities in November 2004 to a leased 125,000 square foot, value-added pressure tube distribution facility in Orange, Texas. The Company is also working to expand its product offerings to the pressure tubing markets, not only in welding of carbon and stainless pressure tubing, but in pressure tubing acquired from outside sourcing partners. The Company believes that these development activities have positioned it to take advantage of growth opportunities that might be caused by our customers’ compliance with Federal regulations regarding refinery emissions and a possible resurgence of power plant construction should such events occur.

Quarterly Effects and Seasonality

     Order rates generally tend to be lower during mid-summer and December as many of the Company’s customers schedule plant shutdowns for plant maintenance. In addition, the Company experiences some seasonality in stainless products during its third fiscal quarter, which may result in reduced net sales and income for those periods.

Backlog

     The Company’s firm backlog of orders at July 31, 2004 and 2003 were approximately $53 million and $34.5 million, respectively. Orders, including a portion of the orders considered firm, are generally cancelable by the customer until work has commenced and the Company has committed resources; thereafter, orders are generally cancelable by the customer only upon payment of a cancellation penalty, which may include costs for raw materials, tooling, engineering, etc. The Company’s backlog is not necessarily indicative of the expected level of future revenues and can be affected by product mix, since the different markets served by the Company have differing lead times and order flow processes.

Competition

     Tubing manufacturing and distribution is a highly competitive market. Foreign imports and the ability of tubing customers to move facilities to foreign countries can decrease demand for domestically manufactured tubing. Companies compete on the basis of price, quality, service and ability to deliver orders on a timely basis. Public data concerning the size of the markets in which the Company participates is not readily available since almost all of the large competitors are privately held or do not provide detailed segment disclosures of their tubing activities. The Company believes that it is a domestic leader in the manufacture and distribution of pressure tubing and certain stainless steel and high alloy tubing products. The Company believes that its manufacturing and distribution capabilities provide a strategic advantage over its competitors. Although the Company has a small share of the overall specialty tubing market, management believes that it is well positioned to increase its market share over the next several years by continuing to focus on niche applications.

     The Company’s major competitors include Associated Tube of Canada, Copperweld, Dofasco, Lone Star Technologies, Metalmatic, Plymouth Tube, PTCAlliance, Rath/Gibson Tube and Tubes, Inc. for specialty and pressure tubing products. Some of these competitors are larger and have access to greater financial resources than the Company. Most of these competitors are unionized. Most of these competitors are privately held corporations and are not required to disseminate information to the public about financial results.

     While competition is always present, the current lack of availability of steel in the domestic marketplace has largely mitigated excess industry capacity and made it a difficult environment for tubing manufacturers to add new customers with competitively priced products. Until steel availability improves, enhanced selling prices are expected to continue and producers with the ability to obtain steel will have a competitive advantage.

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

Suppliers

     The Company purchases steel sheet coil from a number of primary steel producers including, but not limited to, Nucor, Wheeling-Pittsburgh Steel Corp., ISG, Duferco, Steel Technologies and Gallatin Steel for carbon steel, and Allegheny, North American Stainless and Outokumpu for stainless steel. Webco monitors and purchases some raw material from foreign sources as economic conditions dictate. However, the greatest percentage of Company purchases is from domestically located plants and suppliers. The Company orders steel to specified physical characteristics and chemistry. By purchasing in large quantities at consistent predetermined intervals, Webco is able to obtain quality raw materials at competitive prices. All increments of the cost of purchasing and landing steel are continuously monitored, reviewed and acted upon. Interruptions in supply from its main suppliers could impact the landed cost of new purchases and/or cause production and delivery delays.

     The Company also purchases finished welded and seamless tubing made from carbon and stainless steel, copper, brass, aluminum and surgical steel from foreign and domestic sources as economic conditions and customer demand dictate. The Company orders the tubing to specified physical characteristics and chemistry based on industry and customer specifications. Webco believes that it is not dependent on any one of its suppliers for finished goods, however, interruptions in supply could impact customer deliveries and the cost of new purchases.

     Webco understands that the Company’s supplier base for materials is critical to meeting its customers’ needs. Constant effort is directed towards developing long-term supplier partners who can provide acceptable quality, competitive prices and dependable delivery.

Marketing and Customer Service

     The Company’s sales and marketing efforts for its products are directed by the Senior Vice President of Tubing Operations, the President of P&J, and Webco’s product sales managers. These efforts are supported by its distribution organization, internal and external sales staff and technical services group. The Company also emphasizes the use of its technical and engineering support staff in its product development and marketing efforts. The Company’s technical services, operating, engineering, quality, sales, product planning and purchasing staffs work closely with customers and suppliers to develop products that meet specific customer needs. Variables in the product development process include the steel’s microstructure, chemistry, mechanical properties, surface finish, machinability, and product consistency. The Company believes this process is essential to its sales effort and provides the Company with a competitive advantage.

Customers and Distribution

     The Company manufactures and distributes tubular products for sale to a diverse group of more than 1,000 customers. No single customer represents in excess of 6% of the Company’s net sales. The Company’s ten largest customers represent approximately 24% of net sales. The majority of the Company’s sales are made directly to industrial customers, including manufacturers of heat exchangers, HVAC equipment, appliances, automotive components, power generation equipment, waste heat recovery systems, industrial and commercial boilers, and other durable goods.

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

Government Regulation

     The Company’s manufacturing and distribution facilities are subject to many federal, state, and local requirements relating to the protection of the environment. The Company continually examines ways to reduce emissions and waste and reduce costs related to environmental compliance. The Company has an in-house environmental team leading the Company’s environmental program. The Company’s Sand Springs manufacturing facility is ISO 14001 certified for its environmental processes and procedures. Management’s philosophy is to implement environmental controls that meet or exceed current and foreseeable legal requirements. Management believes the Company is in material compliance with all environmental laws, does not anticipate any material expenditure to meet environmental requirements, and generally believes that its processes and products do not present any unusual environmental concerns.

     The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations there under which, among other requirements, establish lifting, noise and dust standards. Management believes it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.

     The Company is subject to the regulatory and reporting requirements of the Sarbanes-Oxley Act of 2002. Management believes it is in material compliance with the provisions of this Act at this time. Management does anticipate, however, that current and future compliance with such provisions, including the Section 404 certification of internal controls by management and attestation by the Company’s independent auditors, will result in significant increases in consulting, audit and legal fees and overhead expenses related to software, hiring new personnel and administrative time. The total cost of the Company’s compliance with the requirements of the Sarbanes-Oxley Act is uncertain, although the most costly provisions will be related to the Company’s first Section 404 compliance year ending July 31, 2005. However, management believes such compliance costs could exceed $735,000 during the twelve months leading up to July 31, 2005 and could exceed $570,000 for each succeeding year thereafter. These costs are in addition to the approximately $330,000 in costs historically incurred being a public company. Such compliance cost estimates are incremental to current general and administrative expenses and do not include the opportunity costs associated with the time and effort of current employees and management, which is expected to be significant. These estimates are consistent with a survey conducted by Financial Executives International (“FEI”) in January 2004. A recent update to that survey by FEI found that actual costs are running 40% above the amounts estimated in January by surveyed companies.

Employees

     As of September 30, 2004, the Company employed approximately 860 people. None of the Company’s employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

Key-Man Insurance

     At July 31, 2004, the Company does not have any outstanding key-man life insurance policies on any of its executives or directors.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report, including statements preceded by, or predicated upon the words “anticipates”, “appears”, “believes”, “expects”, “hopeful”, “plans”, “should”, “would” or similar words constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein. Such risks, uncertainties and factors include, among others:

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

Competition from Imports

     The volume and pricing of imported tubular products significantly impacts the domestic tubular products market. The relative strength of the U.S. Dollar to foreign currencies, lower labor costs in other countries and volume motives of some foreign importers could create circumstances where domestic product pricing at competitive levels is marginally profitable or even unprofitable. The Company believes that import levels and import pricing are affected by, among other things, the strength of the U.S. Dollar, overall world-wide demand for tubular products and raw materials, global economic conditions, the trade practices of and government subsidies to foreign producers, lower labor costs in other countries and the weakness or absence of governmentally imposed trade restrictions or tariffs in the United States. Given the uncertainty in the U.S. economy and certain economies of Asia, South America and Eastern Europe, competition from foreign imports is expected to increase in the future. Decreases in the strength of the U.S. Dollar will need to be sustained for more than a short period of time in order to meaningfully affect the advantages most foreign importers have over domestic manufacturers.

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

Banking Environment

     In the course of managing the United States economy, the Federal Reserve affects policy that impacts the cost and availability of money within the U.S. banking system. These policy decisions, along with the quality of the economy, have a direct impact upon bank credit policies and the cost of funds to the Company. Continued tightening of credit availability or increases in interest rates could negatively impact the Company’s ability to refinance its debt upon maturity or to refinance at terms that are equal to or more favorable than the current debt structure. Increases in interest rates could materially impact results of operations and cash flows at current debt levels.

Relocation of Domestic Demand and Capacity

     The relative strength of the U.S. Dollar to foreign currencies has caused, in many industries, a flight of manufacturing capacity to countries where there exists an economic advantage over U.S. manufacturers. As a result, certain competitors may have an economic advantage over the Company due to the Company’s U.S. domicile. Further, the relative strength of the U.S. Dollar has caused many companies that consume tubular products to relocate to other countries or to pursue the economic advantage of using suppliers located in foreign countries, potentially causing a reduction in domestic demand for products manufactured by the Company.

Raw Material Costs and Availability

     The Company’s largest component of cost of sales is raw material costs. These costs can vary over time due to changes in steel pricing which are influenced by numerous factors beyond the control of the Company, including general economic conditions, world-wide demand for carbon steel sheet coil and scrap, foreign imports, domestic competition, labor costs, labor and environmental laws, import duties and tariffs and other trade restrictions. Tubing companies in the past twelve months have been forced to pass along price increases to customers in order to sustain their economic viability. There is a relatively small correlation between the short-term factors driving the finished goods pricing of the Company’s products and the cost of its raw materials. Unsustainable increases in raw material pricing in some circumstances will affect margins due to the inability to pass such price increases on to customers. There is believed to be a fairly high long-term correlation between the price of raw materials in the tubing industry and the price to the market for finished tubing which the industry has experienced over the past twelve months with sustained raw material price increases. However, reductions in the Company’s raw material costs often lag behind pressure on the Company’s sales prices or increases in raw material costs may precede increases in the Company’s sales prices, if increases are obtainable, thus decreasing the Company’s profit margins. Although the Company has long-term relationships with steel coil vendors to hopefully ensure a continued supply of raw material, further price increases could have a significant impact on profitability and operating cash flows if the Company is unable to increase sales prices proportionately. Increasing raw material prices during a period of soft demand for tubular products can have a significant negative impact on margins due to an inability to raise sales prices accordingly. A significant increase in steel availability would likely have the effect of driving down steel costs and could have a similar impact on the selling prices for the Company’s products. If such circumstances were to occur, the Company would have higher cost inventory in a decreasing selling price environment, which would have a negative impact on margins and profitability.

     High demand for the products of the domestic steel producers, a weakening of the U.S. Dollar or a shut down of a producer that is significant to the market can cause a supply and demand imbalance in the market. In such situations it is possible for suppliers to implement quotas for the allocation of steel to their customers or otherwise affect the Company’s ability to procure raw material. Given the current level of domestic supply, there can be no assurances that raw material supplies will not be interrupted. Supplier work stoppages due to labor related issues could also have a significant impact on the available supply and cost of raw materials.

Industry Capacity

     The Company and many of its competitors, in both the stainless and carbon steel tubing markets, expanded production capacity over the past decade to the point of over-capacity in many markets, putting downward pressure on pricing. The influx of foreign goods into the U.S. market further pressured prices and margins and forced some in the industry to exit the business. Excess capacity in the domestic tubing industry has been largely mitigated by the lack of availability of carbon steel during the last six months of fiscal 2004, creating an enhanced pricing environment as purchasers of tubing products find it more difficult to source products with alternative vendors that cannot obtain steel coil at cost that will enable them to be price competitive.

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

Loss of Significant Customers and Customer Work Stoppages

     The Company sells its tubular products to a diverse group of more than 1,000 customers, the largest of which represents just less than 6% of the Company’s 2004 net sales. The loss of any significant customer, or a work stoppage at a significant customer or in an important end-use sector, such as automotive, could have an adverse effect on the Company’s operating results. In addition, an increase in strength of the U.S. Dollar, lower labor costs in other countries, foreign government subsidies and volume motives of some foreign importers could create circumstances where customers are lost as a result of their inability to remain competitive causing them to relocate to a foreign country or discontinue operations altogether.

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

Technical and Data Processing Capabilities

     The Company operates all of its facilities on an integrated computer system, which handles all sales, production, accounting and procurement functions. A failure by the Company’s system for an extended period of time, or the Company’s failure to find adequate solutions to any technical and data processing issues that may arise, could result in a significant interruption to the Company’s operations. The Company expects to increasingly utilize the Internet in its business functions and an interruption in service could result in disruptions to the Company’s operations. While employing redundant systems is cost prohibitive, the Company continually evaluates its disaster recovery procedures in an attempt to mitigate such risks and exposures. On an on-going basis, the Company must continue to invest in its information technology capabilities to satisfy increasing customer demands for communication and interfacing requirements. There can be no assurances that the Company will have the capital availability to make all necessary investments.

Insurance costs and availability

     The Company maintains property and casualty and liability insurance policies, along with other policies, deemed appropriate for the Company’s business environment. The Company’s insurance program is evaluated each year by management and an outside insurance broker. Subsequent to September 11, 2001, the Company incurred substantial increases in its insurance premiums, as did most industries, which has forced management to look at coverage options, including, but not limited to, higher deductibles, different coverage levels and new carriers, to try and mitigate the rising premium costs. Management believes its current insurance program is appropriate for its business purpose. There can be no assurances that a significant claim against, or loss by, the Company will not exceed insurance coverage levels, or fall outside coverage limitations, and have a material adverse impact on the Company’s operations or financial condition.

ITEM 2. PROPERTIES

     The Company’s principal properties presently consist of three manufacturing plants and five value-added distribution facilities. The following sets forth the location, area, and whether the property is owned or leased for all existing facilities:

Location	Area	Owned or Leased
Sand Springs, Oklahoma	281,000 square feet	Owned
Manufacturing Facility	26 acres

Sand Springs, Oklahoma	50,000 square feet	Owned
Distribution Facility	18 acres

Mannford, Oklahoma	195,000 square feet	Owned
Manufacturing Facility	13 acres

Nederland, Texas	25,500 square feet	Long-term lease with a purchase
Distribution Facility		Option of the greater of 93% of
FMV or $475,000

Nederland, Texas	32,750 square feet	Month to month leases
Warehouses

Oil City, Pennsylvania	205,000 square feet	Owned
Manufacturing Facility	8 acres

Titusville, Pennsylvania	46,700 square feet	Month to month lease
Cutting Facility

Titusville, Pennsylvania	18,500 square feet	Month to month lease
Warehouse

Sand Springs, Oklahoma	24,400 square feet	Long-term lease with a
Corporate Offices		Purchase option of $750,000

Sand Springs, Oklahoma	13,500 square feet	Long-term lease
Warehouse

Tulsa, Oklahoma	28,000 square feet	Long-term lease
Finning Facility

Glen Ellyn, Illinois	12,700 square feet	Long-term lease
P&J Corporate Offices
And Distribution Facility

Lyndon, Illinois	33,700 square feet	Long-term lease
Distribution Facility

Grand Rapids, Michigan	38,000 square feet	Long-term lease
Distribution Facility

     The Company expects to relocate from its Nederland, Texas distribution and warehouse facilities in November 2004 to a 125,000 square foot facility in Orange, Texas, that is being leased on a long-term basis. The Company considers all of its properties, both owned and leased, together with the related machinery and equipment contained therein, to be well maintained, in good operating condition, and suitable and adequate to carry on the Company’s business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to Webco security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

     Webco’s common stock is traded on the American Stock Exchange (“AMEX”) under the symbol “WEB.” At the close of business on October 1, 2004, there were 266 holders of record of Webco’s common stock. The quarterly prices of Webco’s common stock were as follows:

	High	Low
Fiscal Year 2004:
Fourth Quarter	$5.22	$3.60
Third Quarter	5.24	3.54
Second Quarter	4.10	3.10
First Quarter	3.76	2.61

Fiscal Year 2003:
Fourth Quarter	3.25	2.64
Third Quarter	3.50	2.65
Second Quarter	3.75	2.67
First Quarter	3.80	3.00

Dividend Policy

     The Company currently intends to retain earnings to support its growth strategy and reduce debt and does not anticipate paying dividends in the foreseeable future. The Board of Directors may reconsider or revise this policy from time to time based upon conditions then existing, including the Company’s results of operations, financial condition, and capital requirements, as well as other factors the Board of Directors may deem relevant. Under the Company’s current loan agreement, the Company may not pay dividends without the lending group’s consent.

Issuer Purchases of Equity Securities

     The Company did not purchase any of its own equity securities during fiscal years 2004, 2003 or 2002 and currently does not have a buyback program in place, which would require authorization by the Board of Directors. See “Item 1. – Business – Recent Events” for information with respect to the Company’s proposed reverse stock split and related matters.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial information for the Company as of the end of and for each of the five years in the period ended July 31, 2004, which has been derived from the audited Financial Statements of the Company.

     The selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
Selected Financial Data
For the Years Ended July 31,
(Dollars in thousands, except per share data)

	2004	2003	2002	2001	2000
Income Statement Data:
Net sales	$212,527	$175,769	$156,294	$148,279	$142,293
Gross profit	31,380	17,794	18,815	14,932	19,105
Income from operations (2)	14,344	5,468	7,849	2,314	4,822
Income (loss) from continuing operations	7,218	1,918	2,996	(1,494)	536
Loss from discontinued operation (1)	—	—	(908)	(108)	(1,561)
Net income (loss)	7,218	1,918	2,088	(1,602)	(1,025)
Net income (loss) per common share – basic:
Continuing operations	1.02	.27	.42	(0.21)	.08
Discontinued operation (1)	—	—	(.13)	(0.02)	(0.22)

Net income (loss)	1.02	.27	.29	(0.23)	(0.14)

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	1.01	.27	.42	(0.21)	.08
Loss from discontinued operation (1)	—	—	(.13)	(0.02)	(0.22)

Net income (loss)	1.01	.27	.29	(0.23)	(0.14)

Balance Sheet Data:
Working capital	$16,835	$11,650	$7,218	$9,949	$12,456
Total assets	145,431	130,527	123,928	128,347	130,123
Long term debt (net of current portion)	8,310	12,100	15,222	25,740	26,306
Stockholders’ equity	58,456	51,064	49,146	47,046	48,648

(1) The loss from the discontinued operation for all years relates to the operations of QuikWater and the sale of that separate business segment in 2002. See Note 4 to the consolidated financial statements of this Form 10-K.

(2) Fiscal year 2002 includes a $1.58 million litigation award from an equipment vendor.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the “Selected Financial Data” and the Financial Statements of the Company and notes thereto appearing elsewhere in this Form 10-K.

Executive Overview

     The Company benefited from two separate business conditions during fiscal 2004. First, the lack of availability of steel, and the related mitigation of the over-supply condition in the industry, created an enhanced pricing environment for steel tubular products. Second, these enhanced selling prices were matched with lower average-cost inventories. These two conditions are largely responsible for the substantial increases in the Company’s sales and income. To a lesser extent, part of the earnings increase was attributable to improved operations and higher demand due to a stronger industrial economy. The Company does not believe that the industry-wide pricing environment is sustainable as steel availability improves. The Company expects the cost of steel will stabilize or decline in the future while the current average cost of inventories is increasing as inventory is replenished with steel purchased at higher costs. The Company does expect to continue to benefit from the improvements in operations.

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

Current Industry Conditions

     Over the past several years, the steel industry in the U.S. has been characterized by changing customer demand and foreign competition, domestic manufacturing overcapacity, and government influence on raw material and finished good import prices. During the last twelve months, a significant demand for steel in China as well as disruptions in the supply of steel making inputs has caused a lack of domestic availability for certain types of steel, primarily carbon steel. The declining value of the U.S. dollar to foreign currencies has contributed to this market condition. A lack of availability and high-cost of steel-making inputs such as coke, scrap metal and energy has created an environment where steel sheet coil, primarily carbon, is dramatically increasing in cost. Over the past several quarters, carbon steel coil producers have raised their prices and placed surcharges on their products that have greatly increased the replacement cost of carbon steel. The lack of availability of steel and the related mitigation of the excess capacity in the tubing industry has created an enhanced pricing environment for steel tubular products. In dealing with the current environment, management has passed along to customers as many raw material price increases as possible, including surcharges. The Company has agreed-upon pricing with some customers on certain products and as the Company’s supplier arrangements for these products are modified for surcharges or base price increases, management attempts to pass on raw material price increases to the extent possible. The increased sales prices for the Company’s products, which are reflected in the Company’s financial statements for the last two quarters of fiscal 2004, were matched against lower average-cost carbon steel coil inventories, resulting in a significant gross profit increase in the third and fourth quarters of fiscal 2004. The Company does not believe that the earnings attributable to selling from lower average cost inventories is sustainable, since the average cost of inventories will increase as inventory is replenished with steel purchased at the current replacement cost. An increase in the availability of steel could act to decrease selling prices and depress margins since the Company would have high-cost inventory.

     Over the years, Webco has forged solid and loyal relationships with its steel suppliers. These relationships have, in most circumstances, secured the availability of carbon and stainless steel in sufficient quantities to satisfy customer requirements during this recent period of reduced supply. There can be no assurances, however, that the Company’s carbon and stainless steel requirements will continue to be met, which, if not met, would negatively impact sales and income from operations and cash flows.

Overview of Financial Results

     For Fiscal 2004 ended July 31, 2004, the Company reported net income of $7,218,000, or $1.01 per diluted share. Fiscal 2003 earnings were $1,918,000, or $0.27 per diluted share. Net sales for fiscal 2004 were $212.5 million, a 20.9 percent increase over the $175.8 million for fiscal 2003. Gross profit was 19 percent of net sales for the last six months of fiscal 2004 compared to 9.5 percent in the first six months of fiscal 2004.

     The Company’s business during the third and fourth quarters of fiscal 2004 was largely impacted by two separate business conditions. First, selling prices for finished product were based on the higher replacement costs of coiled steel and were matched against the Company’s lower average-cost inventories. Second, the lack of availability of steel limited the ability of customers to purchase products from the Company’s competitors resulting in tubing industry excess capacity being largely mitigated by the lack of availability of carbon steel coils in the domestic marketplace.

     The conditions driving the steel industry during the last six months of fiscal 2004 have resulted in substantial increases in sales and income. The Company does not believe these results are sustainable. The level of operating profitability achieved during the third and fourth quarters enabled the Company to afford the higher working capital requirements caused by increasing steel costs, despite borrowing limitations in the Company’s revolving line of credit. At such time when steel costs begin to decline, the Company believes it may have the opposite challenge of matching decreasing sales prices with higher average-cost inventories.

Results of Operations

     The following table sets forth certain income statement data for each of the three years in the period ended July 31, 2004 (certain amounts may not calculate due to rounding, dollars in millions):

	2004		2003		2002
	Dollar	% of	Dollar	% of	Dollar	% of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Net sales	$212.5	100.0%	$175.8	100.0%	$156.3	100.0%
Gross profit	31.4	14.8	17.8	10.1	18.8	12.0
Selling, general and administrative expenses	17.0	8.0	12.3	7.0	12.5	8.0
Income from operations (1)	14.3	6.7	5.5	3.1	7.9	5.1

(1) - Fiscal 2002 income from operations was positively impacted by a litigation award of $1,580,000.

Fiscal 2004 Compared with Fiscal 2003

     Tubing product sales increased $36.7 million, or 20.9 percent, to $212.5 million in 2004 from $175.8 million in 2003. The increase in net sales is primarily the result of increased sales prices to pass along large price increases and surcharges imposed by steel producers on the supply of carbon steel coils to the market. The lack of availability of steel, which has largely mitigated excess capacity in the industry, has created an enhanced pricing environment for the Company’s products. Shipped tonnages improved 9.3 percent over the same period in fiscal 2003, primarily due to the development of certain high alloy and OEM markets and the Company’s ability to obtain raw materials, which accounted for approximately 6.2 percent of the increase in sales. Although the tubing industry continues to deal with excess capacity, the limited availability of carbon steel coils has largely mitigated this condition. The overall price per ton for the Company’s products increased during the year, which is reflected in the Company’s gross profit margin percentages for fiscal 2004.

     Gross profit for Tubing products increased to $31.4 million, or 14.8 percent of net sales, in 2004 from $17.8 million, or 10.1 percent of net sales, in 2003. Gross profit margins in fiscal 2004 were positively impacted by increased sales prices, which followed higher raw material pricing, being matched against lower average-cost raw materials. As the Company’s average-cost of raw materials increases towards current replacement cost, gross profit margins are expected to decrease, assuming selling prices do not increase proportionately. Excess tubing industry capacity, which still exists, is currently being mitigated by the limited availability of carbon steel coils.

     Selling, general and administrative expenses were $17.0 million in fiscal 2004 compared with $12.3 million in fiscal 2003. The fiscal 2003 period includes a pre-tax insurance recovery to the Company of $299,000 from a fire at the Oil City facility in 2001. Without the insurance recovery in the prior year period, S,G&A costs increased $4,411,000 primarily due to a $3,000,000 increase in employee and executive bonus accruals resulting from improved operating performance. Legal expenses and certain financial advisory costs related to the reverse/forward stock split increased expenses by approximately $770,000 while expanded selling activities also increased expenses by approximately $520,000.

     Interest expense for fiscal 2004 increased to $2,318,000 from $2,216,000 in fiscal 2003. The slight increase in interest is primarily the result of the increase in the average level of debt under the bank Loan and Security Agreement to $46.0 million for 2004 from $41.7 million for 2003. The average interest rate decreased to 4.1 percent in 2004 from 4.56 percent in 2003. The Company has historically elected for its term debt and a significant portion of its outstanding revolving loan to bear interest at a floating rate based on LIBOR. Borrowing levels under the revolver increased to finance higher inventory and accounts receivable levels due to the increase in raw material prices and sales for the year. A significant increase in interest rates could have a material impact on the Company’s results of operations and cash flows. The reader should refer to Part II, Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K for additional information regarding this matter.

     The recorded income tax provision is based upon the estimated annual combined effective federal and state income tax rates. The effective income tax rate for fiscal 2004 was 40 percent compared to 41.0 percent in the prior fiscal year.

Fiscal 2003 Compared with Fiscal 2002

     Tubing product sales increased $19.5 million, or 12.5 percent, to $175.8 million in 2003 from $156.3 million in 2002. The increase in net sales was primarily the result of improved specialty tubing volumes across all facilities driven by new market opportunities and the development of the Oil City, Pennsylvania, expansion capacity. Shipped tonnages improved 2.8% over fiscal 2002 mostly due to new market opportunities in the specialty tubing markets. Tonnage improvements over the prior year were primarily driven by the specialty OEM market. Although the overall price per ton for the Company’s products increased during the year, the change in sales-mix towards lower margin products resulted in a reduction in gross profit margin for the year as seen below. Pricing pressure continued to depress the specialty tubing markets, which was reflected in the Company’s gross profit margin percentages for fiscal 2003.

     Gross profit for Tubing products decreased to $17.8 million, or 10.1 percent of net sales, in 2003 from $18.8 million, or 12.0 percent of net sales, in 2002. The decrease was primarily a function of the increase in volume in the specialty OEM market, which historically has significant competition and pricing pressure. Excess capacity and over-supply conditions continued to exist among most of the Company’s product lines. Although increased production at the Oil City facility helped drive the increase in sales for the year, production problems and related operating inefficiencies depressed margins at that location during the last half of the year. Shutdowns for repair and maintenance projects at the Company’s Sand Springs, Oklahoma, facility during the third quarter further reduced gross profit for the year. Margins were also adversely impacted by higher carbon steel raw material prices during fiscal 2003.

     Selling, general and administrative expenses were $12.3 million in fiscal 2003 compared with $12.5 million in fiscal 2002. The second quarter of fiscal 2003 included an insurance recovery to the Company of $299,000 from a January 2001 fire at the Company’s Oil City facility. The Company had a reduction of $489,000 in employee incentive payments and executive bonus accruals in fiscal 2003 as a result of failing to achieve budgeted profitability levels. These decreases were offset by an increase of $259,000 in enterprise resource planning expenses primarily due to a computer hardware migration project and a $311,000 increase in sales and marketing expenses driven by new market opportunities and increased sales volumes.

     In January 2002, the Company recorded a litigation award from a previously disclosed lawsuit against an equipment vendor. The total judgment of $1.58 million has been collected, and the Company does not anticipate any further action by either party in the case.

     Interest expense for fiscal 2003 decreased to $2,216,000 from $2,998,000 in fiscal 2002. The decrease in interest was primarily the result of the average interest rate decreasing to 4.56 percent in 2003 from 5.96 percent in 2002. The average level of debt under the bank Loan and Security Agreement decreased only slightly to $41.7 million for 2003 from $41.8 million for 2002. The Company has historically elected for its term debt and a significant portion of its outstanding revolver to bear interest at a floating rate based on LIBOR. Borrowing levels remained relatively flat as operating cash flow was used to fund higher inventory levels and capital expenditures during 2003.

     The recorded income tax provision was based upon the estimated annual combined effective federal and state income tax rates. The effective income tax rate for fiscal 2003 was 41.0 percent compared to 38.4 percent in the prior fiscal year. The higher effective tax rate resulted from the Company cashing in two key-man, whole-life insurance policies during the second quarter of fiscal 2003 and realizing a taxable gain on the transaction.

     On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company’s QuikWater Division and on May 10, 2002, the Company sold substantially all of the assets of this segment to a group of independent investors and members of management of QuikWater, which included Ashley Weber, daughter of F. William Weber, Chairman and Chief Executive Officer of the Company. The purchase price for the assets was $100,000 paid in cash at closing, the assumption of approximately $70,000 in liabilities and an additional $300,000 that could be realized based on future earnings of the new entity over a three year period. None of the additional $300,000 has been recorded on the sale due to management’s assessment of the contingent nature of the amount. The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). Accordingly, prior period results of the QuikWater segment have been classified as discontinued. A loss of $914,000 was recorded on the disposal of the business segment, net of realized proceeds, which includes $80,000 of related disposal costs. The reader should refer to Part II, Item 8: Note 4 - Discontinued Operation, in the footnotes to the consolidated financial statements of this Form 10-K for additional information regarding this matter.

Liquidity and Capital Resources

     Net cash provided by (used in) operations was $3.4 million, $(1.3) million, and $12.0 million in fiscal 2004, 2003 and 2002, respectively. Inventories increased year-over-year in 2004, 2003 and 2002. The $8.8 million inventory increase in 2004 is primarily the result of higher carbon steel raw material prices and increased business levels in the specialty tubing markets. The $6.5 million inventory increase in 2003 is largely the result of increased business levels in the specialty tubing markets and higher carbon steel raw material prices. The increase in inventory in 2002 was the result of overall increases in raw material prices and the Company’s decision to make strategic volume purchases in anticipation of rising prices. Accounts receivable increased $6.1 million in 2004 as a result of increased sales primarily driven by higher selling prices. Accounts receivable increased $3.0 million in 2003 primarily as a result of increased sales volumes.

Accounts payable and accrued liabilities increased in 2004 due to higher inventory costs and accrued profit sharing and bonuses. Accounts payable decreased in 2003, but was largely offset by an increase in book overdrafts included in financing activities. Accounts Payable increased in 2002 primarily as a result of the increase in inventory. Over the past two years, the Company has on average turned its steel inventories approximately 4.5 times per year.

     Net cash used in investing activities was $6.2 million, $2.6 million and $2.7 million in fiscal 2004, 2003 and 2002, respectively. Fiscal 2004 capital spending was primarily related to the building expansion along with related weld mill technology upgrades at the Company’s stainless facility. Fiscal 2003 is net of cash value proceeds of $822,000 from cashing in two key man, whole life insurance policies on F. William Weber, Chairman of the Board and Chief Executive Officer. Capital spending in 2003 was primarily focused on information technology and the continued investment in stainless tube making capabilities. Capital spending in 2002 was limited to upgrading existing equipment with improved technology and mill additions at the Company’s stainless plant.

     The Company’s capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced. The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies. In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt. Capital spending in 2005 will focus on the continued expansion and deployment of technology investments and the development of value-added capabilities for our increased carbon capacity, and normal facility maintenance spending. Capital spending for 2005 is expected to be in the range of $5.0 to $6.0 million for the year. The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

     On October 15, 2004, the Company entered into a new senior credit facility (the “Credit Facility”) to refinance its then existing senior debt with the Company’s primary lender. The Credit Facility provides for a term loan of $18 million, and a revolving line of credit of $50 million. The maturity date of the Credit Facility is October 15, 2009 and it is collateralized by substantially all of the Company’s assets. The Company may have borrowings and outstanding letters of credit ($1,025,000 of letters of credit were outstanding at October 15, 2004) under the revolving credit facility of up to the lesser of $50 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. Principal payments on the term loan of $214,300, plus interest, are due each month until maturity. In addition to the scheduled principal payments, the Company is required to make additional principal payments on the term loan based on 50 percent of the Company’s excess cash flow per quarter not to exceed $257,100 per quarter, or $1,800,000 on a cumulative basis over the term of the debt facility, beginning with the quarter ending October 31, 2004. Like the Company’s prior facility, the new Credit Facility contains covenants regarding debt coverage, capital expenditures and dividends and requires the Company to maintain a minimum excess borrowing base availability. The increased borrowing capacity of the revolving credit facility is intended to enable Webco to fund the higher levels of working capital required in the current high-cost steel environment. Webco anticipates using a portion of the term loan to fund the Company’s previously announced reverse stock split transaction and related matters.

     The accompanying consolidated balance sheet has been adjusted to show a long-term portion of debt for the amount not expected to be paid during fiscal 2005 under the new term loan. As of July 31, 2004, the Company had $9.1 million outstanding on the senior debt facility term loan and $37 million on the related revolving line of credit, which were subsequently refinanced as noted above. At July 31, 2004, only $4,000 ($2,900,000 at September 30, 2004) was available for borrowing on the refinanced line of credit. Under the terms of the new agreement an additional $4,500,000 would have been available at July 31, 2004. Future minimum payments under the senior debt facility term loan are $2,734,000 in fiscal 2005, $2,572,000 in fiscal 2006, $2,572,000 in fiscal 2007 and $1,259,000 in fiscal 2008.

     Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding line of credit, and loan terms that allow the lender to declare the loan in default on a subjective basis. This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement. The Company’s line of credit, which matures October 15, 2009, contains such features and accordingly, the accompanying financial statements classify outstanding borrowings under the line of credit as “Current portion of long-term debt”.

     Similar to the prior facility, the Company’s new debt facility contains covenants regarding debt coverage and the ratio of liabilities to equity. The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum excess availability on its revolving loan. As of July 31, 2004, the Company was in compliance with all such covenants under the existing facility, and would have been in compliance with all such covenants in the new debt facility had it been in place.

     The new debit facility also contains restrictions related to the Company’s proposed reverse stock-split transaction. In order to proceed with the reverse stock-split, the Company must have a minimum excess availability of $7.0 million on its revolving loan after giving effect to the transaction and is limited to $2.0 million of new advances to management shareholders for purposes of settling loans with third parties secured by Company stock. Total cash required to complete the transaction is estimated to be in the range of $3.5 to $5.0 million.

     P&J also has a separate line of credit agreement for $1,500,000, which matures on November 30, 2004. As of July 31, 2004, there was $500,000 outstanding on the line of credit and $1,000,000 was available for borrowing.

     The Company has arranged financing with various public agencies related to the Oil City facility, of which, $1.9 million is outstanding at July 31, 2004. The agency loans are collateralized by the underlying real estate and certain equipment. The loans mature over a 1 to 7 year period and bear interest at rates ranging from 3 to 5 percent.

     The Company has various equipment loans with other financing companies, of which, $505,000 is outstanding at July 31, 2004. The loans are collateralized by the underlying equipment and mature over a 1 to 5 year period and bear interest at rates ranging up to 6 percent.

     In addition to the above debt arrangements, the Company leases certain buildings and machinery and equipment under non-cancelable operating leases. Under certain of these leases the Company is obligated to pay property taxes, insurance, repairs and other costs related to the leased property.

     The following table sets forth the future minimum payments required under the above debt and lease agreements at July 31, 2004:

	Payments Due by Fiscal Year
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Senior Long-Term Debt (1)	$2,734	$2,572	$2,572	$1,259	$—	$—	$9,137
Senior Line of Credit (2)	36,972	—	—	—	—	—	36,972
Public Agency Long-Term Debt	301	299	307	308	240	429	1,884
P&J Line of Credit	500	—	—	—	—	—	500
Purchase Commitments (3)	51,380	—	—	—	—	—	51,380
Operating Leases (4)	2,062	1,881	1,646	1,398	1,023	860	8,870
Other	181	147	87	85	5	—	505

Total Cash Obligations	$94,130	$4,899	$4,612	$3,050	$1,268	$1,289	$109,248

(1) -	Future minimum payments under the Company’s Senior Long-Term Debt agreement have been adjusted to conform to the new arrangement which matures on October 15, 2009 as described above.

(2) -	Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding line of credit, and loan terms that allow the lender to declare the loan in default on a subjective basis. This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement. The Company’s line of credit, which matures October 15, 2009, contains such features and accordingly, the accompanying financial statements have presented the outstanding borrowings under the line of credit to “Current portion of long-term debt”.

(3) -	The Company enters into purchase commitments with steel vendors as part of the ordinary course of business and is currently committed on outstanding purchase orders for inventory.

(4) -	The Company expects to relocate from its Nederland, Texas distribution and warehouse facilities in November 2004 to a 125,000 square foot facility in Orange, Texas, that is being leased on a long-term basis. Future minimum payments under the new 15 year lease, not included in the table, are expected to be approximately $290,000 in 2005; $386,000 in each of years 2006 through 2009; and $3,961,000 thereafter. Future minimum payments for the facilities being replaced, which are included in the table, amount to $66,000 in 2005 and $39,000 in 2006.

     Management believes its current capital structure is adequate for current operations and to allow for planned capital additions and improvements. Interest rate increases or lack of capital availability could limit capital spending or the working capital necessary to take advantage of growth opportunities.

Related Party Transactions

     The reader should refer to Part II, Item 8: Note 12 — Related Party Transactions, in the footnotes to the consolidated financial statements of this Form 10-K for information regarding such transactions during 2004 and 2003.

Critical Accounting Policies

     The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates that are believed to be reasonable based on the information available. By their nature, these judgments are subject to an inherent degree of uncertainty and financial estimates, and related assumptions, do affect the reported amounts of assets, liabilities, revenues and expenses for the periods presented. There can be no assurances that actual results will not differ from those estimates. These judgments are based on historical experience, terms of existing purchase arrangements, observance of trends in the industry, information provided by customers and information provided from outside sources, as appropriate. The Company believes its’ most critical accounting policies are as follows:

Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Company product is made to customer or industry specifications at an agreed upon price that is typically specified in the customer’s purchase order. Title to the product passes to the customer at the time of shipment along with all the risks and rewards of ownership. Customer orders are not released for shipment unless the customer is in good credit standing with the Company, which is internally evaluated by the Company’s credit manager on an on-going basis. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognition would be delayed until such time as the transactions become realizable and fully earned.

Inventories — The Company values inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. Cost for raw materials, work-in-process, finished goods and maintenance parts and supplies are determined on the weighted average cost method. The Company regularly reviews inventory quantities on hand and reduces the carrying value of such inventories if circumstances dictate by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. The steel industry is characterized by changing customer demands, government influence on raw material and finished good import prices, as evidenced by steel tariffs, and lack of, or excess, steel availability that could result in significant increases or decreases in inventory pricing or increases in excess or obsolete inventory quantities on hand. The Company’s estimates of future product demand may prove to be inaccurate or raw material prices may decrease to levels below average inventory cost, in which case the provision required for excess and obsolete inventory may have to be increased or decreased accordingly. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the carrying value of the Company’s inventory and reported operating results.

Self-Insurance Reserves — The Company self-insures both a medical coverage program and an Oklahoma workers’ compensation program for its employees. The determination of reserves and expenses for these benefits is dependent on claims experience and the selection of certain assumptions used by actuaries in evaluating incurred, but not yet reported, amounts. Reserves for claims under both programs are accrued based upon the Company’s estimate of the aggregate liability for claims (including claims incurred, but not yet reported). Significant changes in actual experience under either program or significant changes in assumptions may materially affect self-insured medical or workers’ compensation reserves and future expense.

Accounting for Certain Long-Lived Assets — The Company evaluates its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). When recoverability is in question, the Company reviews its long-lived assets for impairment based on estimated future non-discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. While the Company believes its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the evaluations.

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

New Accounting Pronouncements

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for the fiscal year ending July 31, 2003. The Company has adopted the provisions of FAS 149 to account for its natural gas hedging activities in its consolidated financial statements.

     In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), which was originally issued in January 2003 and provided guidance on identifying entities controlled by means other than through voting rights and how to determine when and which business entity should consolidate the variable interest entities (“VIE”). FIN 46R requires an investor who absorbs the majority of the expected losses and receives a majority of the expected returns, or both, of a VIE to consolidate the assets, liabilities and results of operations of the VIE. A VIE is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. FIN 46R, as amended, was applicable for public companies that have an interest in a VIE or a potential variable entity, which is commonly referred to as a special-purpose entity (“SPE”), for periods ending after December 15, 2003. The adoption of FIN 46R did not have a significant impact on the Company’s consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk — The Company’s primary risk relates to changes in interest rates on its long-term debt under its senior debt facility. At July 31, 2004, the senior debt facility represented $46.1 million of the total debt outstanding of $49.0 million. A significant amount of the remaining debt of $2.9 million bears interest at fixed rates between 3 and 6 percent. The Company’s senior term and revolving debt bear interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”) or the Prime Rate. Accordingly, the Company believes the carrying value of its variable rate, long-term debt approximates fair value. The Company has not entered into derivative contracts or other financial instruments for speculative or trading purposes. Furthermore, the Company has not used financial instruments in the past, such as interest rate swaps or hedges, to minimize the impact of interest rate fluctuations on earnings and cash flow, however, management may use such instruments if warranted based on estimates of future interest rates. Using the average outstanding long-term debt under the senior debt facility for fiscal 2004 of $46 million, a one percent change in the floating rates would change annual cash flow and earnings before income taxes by approximately $460,000.

Inventory Risk — Due to the lack of availability of carbon steel coils and the increase in world-wide demand for steel and scrap, the Company’s cost of carbon steel coils increased dramatically in fiscal 2004. The Company’s short-term ability to raise prices to its customers is often not as related to the change in the cost of its steel coil raw materials as it is to the availability of steel and competition that exists in the markets into which the tubing is being sold. The Company’s ability to keep prices at levels to sustain profitability when the cost of carbon steel coils begins to decline may prove to be difficult, which could result in unrealizable inventory values and a decline in profit margins. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company’s inventory and reported operating results. Significant increases in the availability of steel could cause a decrease in the selling prices of the Company’s products as well as declines in the cost of steel. Such conditions could result in decreased margins or cause carrying value of inventory to be in excess of realizable sales values.

Natural Gas Price Risk — The Company uses natural gas in significant quantities as part of its manufacturing processes. From time to time, the Company experiences significant increases and decreases in the price of natural gas. The Company’s ability to raise prices to offset increasing gas costs may prove to be difficult, which could result in declines in profit margins. During the first quarter of fiscal 2004, the Company entered into various fixed price and NYMEX swap contracts in order to manage natural gas risk. Contract terms range from 6 months to 3 years at prices ranging from $5.03 per mcf to $6.20 per mcf. Contracts will essentially lock in prices for 5,000 mcf per month from October 2004 through April 2005 and 10,000 mcf per month from November 2004 through September 2006. Management believes such contracts are warranted based on estimates of future prices and the amount of natural gas used by the Company. The average amount of natural gas used per month in fiscal 2004 was 34,000 mcf at an average price of $5.35 per mcf.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Webco Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Webco Industries, Inc. and subsidiaries at July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
October 28, 2004

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2004 and 2003
(Dollars in thousands, except share amounts and par value)

	2004	2003
ASSETS
Current assets:
Cash	$1,203	$189
Accounts receivable, net	27,911	21,781
Inventories, net	49,639	40,794
Prepaid expenses	358	328
Deferred income tax asset	2,664	3,318

Total current assets	81,775	66,410
Property, plant and equipment, net	59,621	60,018
Notes receivable from related parties	2,613	2,560
Other assets, net	1,422	1,539

Total assets	$145,431	$130,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,666	$17,216
Accrued liabilities	9,586	5,676
Current portion of long-term debt – Note 5	40,688	31,868

Total current liabilities	64,940	54,760
Long-term debt – Note 5	8,310	12,100
Deferred income tax liability	13,725	12,603
Commitments and contingencies - Note 7
Stockholders’ equity:
Common stock, $.01 par value, 12,000,000 shares authorized, 7,081,723 outstanding	71	71
Additional paid-in capital	35,744	35,744
Accumulated other comprehensive income, net of tax	174	—
Retained earnings	22,467	15,249

Total stockholders’ equity	58,456	51,064

Total liabilities and stockholders’ equity	$145,431	$130,527

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended July 31, 2004, 2003 and 2002
(Dollars and shares in thousands, except per share amounts)

	2004	2003	2002
Net Sales	$212,527	$175,769	$156,294
Cost of Sales	181,147	157,975	137,479

Gross Profit	31,380	17,794	18,815
Selling, general and administrative expenses	17,036	12,326	12,546
Litigation award	—	—	1,580

Income from operations	14,344	5,468	7,849
Interest expense	2,318	2,216	2,988

Income before income taxes	12,026	3,252	4,861
Provision for income taxes	4,808	1,334	1,865

Income from continuing operations	7,218	1,918	2,996
Loss on discontinued operation, net of tax	—	—	(908)

Net income	$7,218	$1,918	$2,088

Net income (loss) per common share - basic:
Continuing operations	$1.02	$.27	$.42
Discontinued operation	—	—	(.13)

Net income	$1.02	$.27	$.29

Net income (loss) per common share - diluted:
Continuing operations	$1.01	$.27	$.42
Discontinued operation	—	—	(.13)

Net income	$1.01	$.27	$.29

Weighted average common shares outstanding:
Basic	7,082	7,082	7,077

Diluted	7,162	7,147	7,151

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended July 31, 2004, 2003 and 2002
(Dollars in thousands)

		Additional	Accumulated Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity
Balances, July 31, 2001	$71	$35,732	$—	$11,243	$47,046
Proceeds from stock options exercised	—	12	—	—	12
Net Income	—	—	—	2,088	2,088

Balances, July 31, 2002	71	35,744	—	13,331	49,146
Net Income	—	—	—	1,918	1,918

Balances, July 31, 2003	71	35,744	—	15,249	51,064
Net Income	—	—	—	7,218	7,218
Other Comprehensive Income:
Increase in value of derivative hedging instruments, net of taxes of $142	—	—	205	—	205
Reclassification of derivative hedging settlements to income, net of taxes of $21	—	—	(31)	—	(31)

Comprehensive Income					7,392

Balances, July 31, 2004	$71	$35,744	$174	$22,467	$58,456

The accompanying notes are an integral part of the consolidated financial statements.

     WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended July 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$7,218	$1,918	$2,088
Adjustments to reconcile net income to net Cash provided by (used in) operating activities:
Loss on disposal of discontinued operation	—	—	914
Depreciation and amortization	7,370	6,991	7,250
(Gain) loss on disposition of Property, plant and equipment	—	(6)	7
Deferred tax expense	1,655	977	1,252
(Increase) decrease in:
Accounts receivable	(6,130)	(3,010)	501
Inventories	(8,845)	(6,487)	(1,728)
Prepaid expenses	(83)	(99)	(1)
Increase (decrease) in:
Accounts payable	(1,725)	(1,287)	1,053
Accrued liabilities	4,013	(149)	636
Net change from discontinued operation	(103)	(118)	35

Net cash provided by (used in) operating activities	3,370	(1,270)	12,007

Cash flows from investing activities:
Capital expenditures	(6,263)	(3,455)	(3,210)
Proceeds from sale of property, plant and equipment	12	13	8
Repayment of stockholder advances	—	—	50
Other	24	810	434
Net change from discontinued operation	—	—	(11)

Net cash used in investing activities	(6,227)	(2,632)	(2,729)

Cash flows from financing activities:
Proceeds from long-term debt	199,319	166,650	147,508
Principal payments on long-term debt	(194,289)	(163,357)	(157,000)
Proceeds from stock options exercised	—	—	12
Debt issue costs	(87)	(82)	(690)
Increase (decrease) in book overdrafts	(1,072)	668	115

Net cash provided by (used in) financing activities	3,871	3,879	(10,055)

Net increase (decrease) in cash	1,014	(23)	(777)
Cash, beginning of period	189	212	989

Cash, end of period	$1,203	$189	$212

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized of $48, $33, and $35 in 2004, 2003 and 2002, respectively	$2,299	$2,236	$3,240

Income taxes paid	$2,112	$68	$10

The accompanying notes are an integral part of the consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Webco is a full service manufacturer of high-quality carbon steel and stainless steel tubing products designed to industry and customer specifications. Webco is also a value-added distributor of these and other metal tubular products. Webco’s tubing products consist primarily of pressure tubing, including heat exchanger tubing, boiler tubing and pipe, and specialty tubing for use in durable and capital goods markets. The Company’s subsidiaries include: Webco Tube, Inc. which provides employee services to Webco, and Phillips & Johnston, Inc. (“P&J”), which represents several manufacturers who produce various specialty tubular products made from copper, brass, aluminum, stainless and carbon steel, among others. This access to additional tubing products allows the Company to better serve its customers by offering a full range of tubular products. The Company, headquartered in Sand Springs, Oklahoma, has three production facilities in Oklahoma and Pennsylvania and five distribution facilities in Oklahoma, Texas, Illinois and Michigan, serving more than 1,000 customers throughout North America.

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Webco Industries, Inc. (“Webco” or together with its subsidiaries, the “Company”), and its wholly owned subsidiaries Webco Tube, Inc. and P&J, a Chicago based sales organization and value-added processor of tubular products. All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements. In May, 2002, the Company sold substantially all of the assets of its QuikWater Division and the disposal was treated as a discontinued operation. The reader should refer to Note 4 - Discontinued Operation for additional information regarding this matter.

USE OF ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS - The Company maintains its cash in bank deposit accounts, which at times may exceed the federal insurance limits. As of July 31, 2004 and 2003, the Company had cash in banks totaling $3,181,000 and $1,530,000, respectively, in excess of federal depository insurance limits. The Company has not experienced any losses on such accounts in the past.

BOOK OVERDRAFTS - Included in accounts payable at July 31, 2003 are outstanding checks in excess of bank deposits totaling $1,072,000. There were no outstanding checks in excess of bank deposits at July 31, 2004.

ACCOUNTS RECEIVABLE - Accounts receivable represent short term credit granted to the Company’s customers for which collateral is generally not required. The allowance for doubtful accounts represents probable credit losses and is based on specific review of customer accounts and customer credit analysis. Accounts receivable at July 31, 2004 and 2003, are net of an allowance for uncollectible amounts of $242,000 and $636,000, respectively.

INVENTORIES - The Company values inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. Cost for raw materials, work-in-process, finished goods and maintenance parts and supplies are determined on the weighted average cost method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. Inventories at July 31, 2004 and 2003 are net of reserves for obsolescence of $1,795,000 and $1,665,000, respectively.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
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

     Depreciation expense for the years ended July 31, 2004, 2003 and 2002, amounted to $6,895,000, $6,729,000 and $6,998,000, respectively. Fully depreciated assets still in use at July 31, 2004 and 2003, amounted to $17,429,000 and $11,469,000, respectively.

ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS - The Company evaluates its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets"(“SFAS 144”). The Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

SELF-INSURANCE RESERVES - The Company self-insures both a medical coverage program and an Oklahoma workers’ compensation program for its employees. The determination of reserves and expenses for these benefits is dependent on claims experience and the selection of certain assumptions used by actuaries in evaluating incurred, but not yet reported, amounts. Reserves for claims under both programs are accrued based upon the Company’s estimate of the aggregate liability for claims (including claims incurred, but not yet reported). Significant changes in actual experience under either program or significant changes in assumptions may materially affect self-insured medical or workers’ compensation reserves and future expense. The reader should refer to Note 8 in these financial statements for additional information on this matter.

REVENUE RECOGNITION - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Company product is made to customer or industry specifications at an agreed upon price as typically specified in the customer purchase order. Title passes to the customer at the point of shipment along with all the risks and rewards of ownership. Customer orders are not released for shipment unless the customer is in good credit standing with the Company, which is internally evaluated by the Company’s credit manager on an on-going basis. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognition would be delayed until such time the transactions become realizable and fully earned. In addition, the Company recognizes outbound freight expense and shipping and handling costs as a component of cost of sales, while amounts charged to customers for such costs are included in revenue.

EARNINGS PER SHARE - Earnings per share are calculated based on the number of weighted average common shares outstanding, including the effect of dilutive options when applicable, in accordance with the computation, presentation and disclosure requirements of Financial Accounting Standards Board Statement No. 128, “Earnings Per Share” (“SFAS No. 128”).

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DERIVATIVE FINANCIAL INSTRUMENTS - The Company accounts for its natural gas hedge instruments according to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149. These statements require that every derivative or hedge instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. If a derivative is designated as a cash flow hedge, the Company is required to measure the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, at each reporting period. The effective portion of the gain (loss) on the derivative instrument is recognized in other comprehensive income as a component of equity and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is required to be recognized in earnings immediately. Derivatives that do not qualify for hedge treatment must be recorded at fair value with gains (losses) recognized in earnings in the period of change.

     The Company enters into natural gas swap instruments which qualify as cash flow hedges of the specific underlying exposure (natural gas prices), with a risk management objective and strategy of protecting the Company against dramatic rises in natural gas prices. The Company records monthly contract settlements as either an increase or decrease to natural gas expense which is included as part of cost of sales. At July 31, 2004, the Company’s natural gas hedges had a positive net fair value of $295,000. This amount is included in other assets on the Company’s balance sheet with a corresponding credit balance of $174,000, net of a deferred tax liability of $121,000, reported in stockholders’ equity as accumulated other comprehensive income, net of tax.

STOCK-BASED COMPENSATION - The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, because the exercise price of the Company’s stock options is at least equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to July 31, 1995, under the fair value method of that statement.

     The fair value of options granted in fiscal years 2004, 2003 and 2002 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Weighted average life	6.0 years	4.3 years	6.0 years
Risk-free interest rate	3.55%	3.12-3.56%	5.34%
Expected volatility	63%	61%	63%
Expected dividend yield	None	None	None

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

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The weighted average estimated fair value of employee stock options, whose exercise price equals the market value on the grant date, granted during 2004, 2003 and 2002 was $2.49, $1.68 and $1.75 per share, respectively. There were no options granted in 2004, 2003 or 2002 with an exercise price exceeding market value on the grant date.

     For purposes of pro forma disclosures, the estimated fair value of the options calculated using the Black-Scholes option valuation model is amortized to expense over the vesting period (See Note 9 for additional information). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, to stock-based employee compensation:

	For Years Ended July 31,
	(Dollars in thousands, except per share amounts)
	2004	2003	2002
Net income, as reported	$7,218	$1,918	$2,088
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(98)	(144)	(160)

Pro forma net income	$7,120	$1,774	$1,928

Earnings per share:
Basic - as reported	$1.02	$.27	$.30

Basic - pro forma	$1.01	$.25	$.27

Diluted - as reported	$1.01	$.27	$.29

Diluted - pro forma	$1.00	$.25	$.27

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The provisions of SFAS No. 109 require the recording of deferred tax assets and liabilities to reflect the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial statement carrying amounts. Deferred tax assets are regularly reviewed for recoverability and, if deemed necessary, an appropriate valuation allowance is established based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company were unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of the deferred tax assets, thus resulting in a substantial increase in the effective tax rate and a material adverse impact on operating results. The reader should refer to Note 6 in these financial statements for additional information on this matter.

NEW ACCOUNTING PRONOUNCEMENTS - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for the fiscal year ending July 31, 2003. The Company has adopted the provisions of FAS 149 to account for its natural gas hedging activities in its consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), which was originally issued in January 2003 and provided guidance on identifying entities controlled by means other than through voting rights and how to determine when and which business entity should consolidate the variable interest entities (“VIE”). FIN 46R requires an investor who absorbs the majority of the expected losses and receives a majority of the expected returns, or both, of a VIE to consolidate the assets, liabilities and results of operations of the VIE. A VIE is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. FIN 46R, as amended, was applicable for public companies that have an interest in a VIE or a potential variable entity, which is commonly referred to as a special-purpose entity (“SPE”), for periods ending after December 15, 2003. The adoption of FIN 46R did not have a significant impact on the Company’s consolidated financial statements.

2. INVENTORIES

     Inventories, net of reserves, at July 31, 2004 and 2003, consisted of the following:

	2004	2003
	(Dollars in thousands)
Raw materials	$22,131	$16,412
Work-in-process	3,972	2,977
Finished goods	20,044	18,285
Maintenance parts and supplies	3,492	3,120

Total inventories	$49,639	$40,794

3. PROPERTY, PLANT AND EQUIPMENT

     Net property, plant and equipment at July 31, 2004 and 2003, consisted of the following:

	2004	2003
	(Dollars in thousands)
Land	$1,250	$1,247
Buildings and improvements	21,025	18,233
Machinery and equipment	85,048	82,003
Computer equipment and software	8,108	7,863
Furniture and fixtures	1,240	1,252
Construction in progress	1,205	1,089

	117,876	111,687
Less accumulated depreciation and amortization	58,255	51,669

Net property, plant and equipment	$59,621	$60,018

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. DISCONTINUED OPERATION

     On March 31, 2002, the Board of Directors approved a plan of divestiture for the Company’s QuikWater Division and on May 10, 2002, the Company sold substantially all of the assets of this segment to a group of independent investors and members of management of QuikWater, which included Ashley Weber, daughter of F. William Weber, Chairman and Chief Executive Officer of the Company. The purchase price for the assets was $100,000 paid in cash at closing, the assumption of approximately $70,000 in liabilities and an additional $300,000 that could be realized based on future earnings of the new entity over a three year period. None of the additional $300,000 has been recorded on the sale due the new entity not meeting earnings levels to-date and management does not expect such levels to be met by May of 2005. The sale of the QuikWater Division represents a disposal of a business segment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). Accordingly, prior years’ results of the QuikWater segment have been classified as discontinued. In fiscal year 2002, a pre-tax loss of $914,000 was recorded on the disposal of the business segment, net of realized proceeds, which includes $80,000 of related disposal costs.

Net sales and loss from the discontinued operation was as follows for fiscal year 2002 (dollars in thousands):

2002
Net Sales	$1,912

Pre-tax loss from operations of discontinued Segment	(550)
Pre-tax loss on disposal of business segment	(914)
Income tax benefit	556

Loss on discontinued operation, net of tax	$(908)

Liabilities of the discontinued operation at July 31, 2004 and 2003 were $22,000 and $125,000, respectively.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. LONG-TERM DEBT

     On October 15, 2004, the Company’s senior debt facilities were refinanced with the Company’s primary lender to provide for a term loan of $18 million, and a line of credit of $50 million, both maturing on October 15, 2009. The accompanying consolidated balance sheet has been presented to conform to the new debt arrangement. The Current Portion of Long-Term Debt and Long-Term Debt balances in the accompanying balance sheet have been presented to include the note payments due under the new term loan for the remainder of 2005 and beyond. As of July 31, 2004, the Company had $9.1 million outstanding on the senior debt facility term loan and $37 million on the related revolving line of credit, which were subsequently refinanced as noted above.

     Long-term debt at July 31, 2004 and 2003, consisted of the following:

	2004	2003
	(Dollars in thousands)
Term loans (A)	$9,137	$12,215
Revolving loan (A)	36,972	28,848
Revolving loan (B)	500	—
Real estate and equipment term loans (C)	1,884	2,226
Other (D)	505	679

	48,998	43,968
Less current maturities	40,688	31,868

Long-term debt	$8,310	$12,100

     Based upon the borrowing rates currently available to the Company for borrowings with similar terms and average maturities, the Company believes that the carrying amount of its long-term debt approximates fair value.

(A) The Company has an $18 million term loan and a $50 million ($15.5 million and $38 million prior to refinancing on October 15, 2004) revolving line of credit with its primary lender group which matures on October 15, 2009. The term loan and revolving line of credit bear interest at the prime rate (4.25% at July 31, 2004) plus .25% to .75% in the case of the term loan or plus 0% to ..5% in the case of revolving loan advances. At the Company’s option, borrowings under any facility can bear interest at LIBOR (1.47% at July 31, 2004) plus 2.0% to 2.5% in the case of the term loan or plus 1.75% to 2.25% in the case of revolving loan advances. Interest rate margin percentages are currently at the lowest level and (percentage paid over prime or LIBOR) may change depending on Company performance and the achievement of certain covenant ratio levels and borrowing base availability. These loans mature on October 15, 2009, and are collateralized by substantially all of the Company’s assets. Principal payments on the term loan of $214,300, plus interest, are due each month until maturity. Along with the scheduled principal payments, the Company is required to make additional principal payments on the term loan based on 50 percent of excess cash flow not to exceed $257,100 per quarter, or $1,800,000 on a cumulative basis over the term of the debt facility. The Company may have borrowings and outstanding letters of credit ($1,025,000 at July 31, 2004) under the revolving credit facility up to the lesser of $50 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable. The Company pays a commitment fee of 0.25% per annum on any unused and available line of credit and a fee of 1.75 to 2.25%, depending on Company performance, on the outstanding amount of letters of credit. At July 31, 2004, $4,000 was available for borrowing under the refinanced line of credit. Under the terms of the new agreement an additional $4,500,000 would have been

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available at July 31, 2004. Pursuant to the terms of the loan agreement, the Company is subject to various restrictive covenants, including requirements to maintain a minimum debt coverage ratio. The covenants also limit capital expenditures and dividends and require the Company to maintain a minimum borrowing base availability. In addition, the loan agreement provides for acceleration of the loans, at the option of the lender, if F. William Weber and Dana S. Weber fail to possess the power to direct or cause the direction of management and policies of the Company or that they, together with other members of the Weber family, cease to own at least 40% of the combined voting power of all classes of securities of the Company having the power to vote for the election of directors, or upon the occurrence of a material adverse change in the operations or financial condition of the business among others. All financial covenants are measured on the basis of the Company without consolidating its wholly owned subsidiary, P&J.

     Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding line of credit, and loan terms that allow the lender to declare the loan in default on a subjective basis. This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement. The Company’s line of credit, which matures October 15, 2009, contains such features and accordingly, the accompanying financial statements classify outstanding borrowings under the line of credit as “Current portion of long-term debt”.

(B) P&J has a line-of-credit agreement for $1,500,000. The line of credit matures on November 30, 2004, bears interest at the lesser of prime rate (4.25% at July 31, 2004) or LIBOR (1.47% at July 31, 2004) plus 2%, and is collateralized by P&J’s assets and guaranteed by Webco.

(C) These loans were entered into with various public agencies payable in monthly installments aggregating approximately $32,000, including interest, at rates ranging from 3 to 5 percent. The notes are collateralized by the underlying real estate and/or equipment and mature over a 1 to 7 year period.

(D) The Company has various equipment loans with other financing companies payable in monthly installments of approximately $20,000, including interest, at rates ranging up to 6 percent. The notes are collateralized by the underlying equipment and mature over a 1 to 5 year period.

     At July 31, 2004, the aggregate future maturities of long term debt are as follows: 2005 $40,688,000; 2006 $3,018,000; 2007 $2,966,000; 2008 — $1,652,000; 2009 — $245,000; and thereafter — $429,000.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INCOME TAXES

     The provision for income taxes for fiscal 2004, 2003 and 2002 consists of the following:

	2004	2003	2002
	(Dollars in thousands)
Current:
Federal	$2,846	$—	$—
State	307	357	57
Deferred:
Federal	1,481	874	1,618
State	174	103	190

Total income tax expense	$4,808	$1,334	$1,865

     The actual income tax expense for fiscal 2004, 2003 and 2002 differs from income tax based on the federal statutory rate (34%) due to the following:

	2004	2003	2002
	(Dollars in thousands)
Expected tax expense	$4,090	$1,106	$1,653
State income taxes, net of federal benefit	481	304	194
Other	237	(76)	18

Total income tax expense	$4,808	$1,334	$1,865

     At July 31, 2004 and 2003, deferred tax assets and deferred tax liabilities consisted of the following:

	2004	2003
	(Dollars in thousands)
Net current deferred tax assets:
Accounts receivable	$93	$242
Inventories	585	405
Accrued liabilities	1,750	1,555
State tax credits	236	—
Operating loss carry forwards	—	1,116

Net current deferred tax asset	$2,664	$3,318

Net non-current deferred tax assets (liabilities):
Property plant and equipment	$(13,838)	$(13,881)
General business credit carry forward	—	62
Natural gas hedging	(121)	—
Alternative minimum tax credit carry forward	—	452
State operating loss carry forwards	—	492
State tax credits	234	272

Net non-current deferred tax liability	$(13,725)	$(12,603)

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. COMMITMENTS AND CONTINGENCIES

LITIGATION — In August 1997, the Company filed an action against a vendor relating to certain cut-off equipment sold to the Company, which did not perform to specifications. The case sought recoveries for the cost of the equipment and other incidental and consequential damages, including lost profits, suffered by the Company. On May 27, 1999 a jury awarded the Company $1.1 million on its claims. Both the Company and the vendor appealed the verdict. In January 2002, The Tenth Circuit Court of Appeals entered a decision in the case. The Company’s award was affirmed and increased to add prejudgment interest, but the Company’s petition to re-consider the exclusion of other incidental and consequential damages was denied. The total judgment of $1.58 million was collected, and neither party is expected to appeal the decision.

     The Company is party to various lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the results of operations or the financial position of the Company.

LEASES - The Company leases certain buildings and machinery and equipment under non-cancelable operating leases. Under certain of these leases the Company is required to pay property taxes, insurance, repairs and other costs related to the leased property. At July 31, 2004, future minimum payments under non-cancelable leases accounted for as operating leases are $2,062,000 in 2005; $1,881,000 in 2006; $1,646,000 in 2007; $1,398,000 in 2008; and $1,023,000 in 2009. Total rent expense for all operating leases was $3,237,000, $3,322,000 and $3,109,000 in 2004, 2003 and 2002, respectively.

SELF INSURANCE - The Company maintains a hospitalization and medical coverage program for its employees. Claims under this program are limited to annual losses of $75,000 per participant plus an additional aggregating deductible of $85,000 for losses in excess of the per participant limit, and aggregate annual claims of up to $2,000,000 through the use of a stop loss insurance policy. Additionally, the Company self insures Oklahoma workers’ compensation claims up to $300,000 per occurrence and retains a maximum aggregate liability of $1,000,000 per one year policy term with respect to all occurrences. The Company has a performance bond in the amount of $550,000 on file with the State of Oklahoma Workers’ Compensation Court, as required by self-insurance regulations. Provisions for claims under both programs are accrued based upon the Company’s estimate of the aggregate liability for claims (including claims incurred, but not yet reported). The total reserve for self-insurance medical and workers’ compensation was $1,270,000 and $1,026,000 at July 31, 2004 and 2003, respectively.

PURCHASE COMMITMENTS - At July 31, 2004 the Company was committed on outstanding purchase orders for inventory approximating $51.4 million.

8. EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) benefit plan covering all employees meeting certain service requirements. The plan includes a cash, or deferred compensation, arrangement permitting elective contributions to be made by the participants. Company contributions are made at the discretion of the Board of Directors and are made in cash to the participants’ accounts. Company contributions were $409,000, $411,000 and $308,000 in fiscal 2004, 2003 and 2002, respectively.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

     In January 1994, the Company’s stockholders approved the 1994 Stock Incentive Plan (the “Plan”), in which directors, employees and consultants are eligible to participate. Four types of benefits may be granted in any combination under the Plan: incentive stock options, non qualified stock options, restricted stock and stock appreciation rights. The Plan also provides for certain automatic grants to outside directors. All options expire ten years from the date of grant (except in the case of 10 percent shareholders, which expire five years from the date of grant) and are exercisable at a price which is at least equal to fair market value on the date of grant (110% of fair market value in the case of 10 percent shareholders). The employee options vest evenly over a period of two to five years from the date of grant. The maximum number of shares of common stock with respect to which incentive stock options, non qualified stock options, restricted stock, and stock appreciation rights that may be issued under the Plan is 1,050,000. Activity under the Plan for the last three fiscal years was as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance, July 31, 2001	808,000	$5.12
Granted	15,000	$2.80
Exercised	(8,000)	$1.50
Forfeited	(71,500)	$5.61

Balance, July 31, 2002	743,500	$5.07
Granted	92,000	$3.34
Forfeited	(5,400)	$5.16

Balance, July 31, 2003	830,100	$4.87
Granted	15,000	$4.10
Forfeited	(46,400)	$3.97

Balance, July 31, 2004	798,700	$4.91

     Outstanding options and exercisable options at July 31, 2004 were as follows:

	Number	Weighted Average	Weighted
	Of	Remaining Contractual	Average
Exercise Prices	Shares	Life	Exercise Price
Outstanding:
$1.44 - $2.80	137,000	6.5 years	$1.80
$3.31 - $5.75	297,600	5.9 years	$4.08
$6.13 - $8.75	364,100	2.4 years	$6.77

$1.44 - $8.75	798,700	4.4 years	$4.91
Exercisable:
$1.44 - $2.80	124,700	6.5 years	$1.70
$3.31 - $5.75	174,480	5.3 years	$4.31
$6.13 - $8.75	362,520	2.4 years	$6.77

$1.44 - $8.75	661,700	3.9 years	$5.16

     As of July 31, 2004, 2003 and 2002, exercisable options were 661,700, 682,740 and 604,220, respectively, with weighted average exercise prices of $5.16, $5.13 and $5.14, respectively.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. EARNINGS PER SHARE

     Presented below is a reconciliation of the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share, and diluted weighted average shares, which are used in computing diluted earnings per share.

	2004	2003	2002
	(Shares in thousands)
Basic EPS:
Weighted average shares outstanding	7,082	7,082	7,077
Effect of dilutive securities: Options	80	65	74

Diluted EPS:
Diluted weighted average shares outstanding	7,162	7,147	7,151

Anti-dilutive options outstanding (1):
Number of options	579	679	596

Weighted average exercise price	$5.87	$5.56	$5.89

(1)	Anti-dilutive options and their average exercise prices are not included in the computation of diluted earnings per share due to the option exercise prices being greater than the average market price of the common shares.

11. SEGMENT INFORMATION

     The Company applies the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information"(FAS 131). Prior to the quarter ended April 30, 2002, the Company had two reportable segments: Tubing Products and QuikWater, representing the Company’s two strategic business units offering different products. However, as discussed in Note 4, the QuikWater segment was disposed of on May 10, 2002 leaving one remaining segment. The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations, including the nature of products, processes and customers, those operations have been aggregated for segment determination purposes. As a result of the QuikWater disposal, the Company’s continuing operations only include activities related to the manufacturing and distribution of tubular products principally made of carbon and stainless steel.

     The Company produces tubing for a wide variety of markets and end-use applications. The percentage breakdown of net sales of the Company’s main products was as follows for the last three fiscal years:

	2004	2003	2002
Specialty tubing	65%	64%	59%
Pressure tubing and pipe	31	32	38
Freight, scrap and other	4	4	3

Total	100%	100%	100%

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. RELATED PARTY TRANSACTIONS

     In October 1995, the Company entered into an agreement with an entity owned by the majority stockholders to subcontract certain manufacturing services. Beginning in late 2000, the Company contracted with the same entity to subcontract the production of QuikWater units, which ceased with the disposal of QuikWater in May 2002. No payments were made by the Company in 2004 or 2003. During fiscal year 2004, the Company received payments of $4,000. The outstanding receivable balance was $881,000 and $885,000 at July 31, 2004 and 2003, respectively. As of the end of fiscal year 2003, the Company had discontinued all sharing of services with this entity.

     The Company purchases certain specialty packaging and shipping materials from an entity sold by the principal stockholder during the first quarter of fiscal 2003. Payments of $167,200 and $113,500 were made by the Company in fiscal 2004 and 2003, respectively. In addition, the Company charges this entity for certain shared benefits and services, including telephone and technical assistance. During fiscal year 2004, the Company had billed charges of $2,000 and received payments of $2,000. There was no outstanding receivable balance at July 31, 2004 or 2003. The principal stockholder continues to serve on the entity’s board of directors and holds a note receivable, with full recourse, from the new owners.

     The Company leases its distribution facility in Nederland, Texas from an entity owned by certain Company executives. The amount of the monthly lease payments was determined at the beginning of the lease by an independent evaluation. During 2004, 2003 and 2002, lease expense under the agreement totaled approximately $65,000 in each year.

     Phillips & Johnston, Inc., leases a warehouse in Lyndon, Illinois, from an entity in which the President of P&J is a thirty-four percent owner. During 2004, 2003 and 2002, lease expense under the agreement totaled approximately $96,000, $99,000 and $95,000, respectively.

     Advances were made from time to time during fiscal 1998 and prior years (none during 1999-2004) to the principal stockholder with the highest amount outstanding being $1,200,000 in 2004 and 2003. The balance outstanding at July 31, 2004 and 2003, was $1,200,000. The advance is evidenced by a five-year promissory note from the principal stockholder and is collateralized by Company stock and is also a personal obligation. The note bears interest at 3.97 percent and is payable at maturity of the note on June 30, 2007. Accrued interest on the note receivable was $760,000 and $711,000 at July 31, 2004 and 2003, respectively, and is included in notes receivable from related parties in the accompanying balance sheet.

     Other advances on various terms were made to certain executives prior to fiscal 2000, with the highest amounts outstanding being $518,000 in 2004 and 2003. The balance outstanding at July 31, 2004 and 2003 was $518,000. Certain of the advances are collateralized by shares of the Company’s common stock and are also personal obligations of the respective officers. The advances are evidenced by five-year promissory notes bearing interest at 3.97 percent and maturing on December 31, 2006. Accrued interest on the notes receivable from related parties totaled $32,000 and $28,000 at July 31, 2004 and 2003, respectively, and is included in notes receivable from related parties in the accompanying balance sheet.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA
(UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Quarters Ended
	October 31,	January 31,	April 30,	July 31,	Total
	2003	2004	2004	2004	Year
2004
Net sales	$49,090	$46,154	$55,883	$61,400	$212,527
Gross profit	4,594	4,462	9,831	12,493	31,380
Income from operations	1,260	1,166	4,658	7,260	14,344
Net income	414	349	2,386	4,069	7,218
Net income per basic share	$.06	$.05	$.34	$.58	$1.02
Net income per diluted share	$.06	$.05	$.33	$.57	$1.01
Weighted average common shares outstanding:
Basic	7,082	7,082	7,082	7,082	7,082
Diluted	7,147	7,163	7,185	7,189	7,162

	Quarters Ended
	October 31,	January 31,	April 30,	July 31,	Total
	2002	2003	2003	2003	Year
2003
Net sales	$44,313	$43,138	$44,704	$43,614	$175,769
Gross profit	5,804	5,205	3,324	3,461	17,794
Income from operations	2,195	2,097	648	528	5,468
Net income	963	871	67	17	1,918
Net income per basic share	$.13	$.12	$.01	$—	$.27
Net income per diluted share	$.13	$.12	$.01	$—	$.27
Weighted average common shares outstanding:
Basic	7,082	7,082	7,082	7,082	7,082
Diluted	7,153	7,148	7,146	7,141	7,147

     The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements between the Company and its independent registered public accounting firm.

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

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the directors and executive officers of Webco:

Directors

Name	Age	Positions with Webco	Officer Since
F. William Weber	78	Chairman of the Board and Chief Executive Officer	1969
Dana S. Weber	47	Vice Chairman of the Board, President and Chief	1990
		Operating Officer
Dr. Kenneth E. Case	60	Director	1995
Christopher L. Kowalski	51	Director and President of Phillips & Johnston, Inc.	1998
Jack D. McCarthy	61	Director	2001
Bradley S. Vetal	48	Director	2000

Executive Officers who are not Directors

Name	Age	Positions with Webco	Officer Since
David E. Boyer	44	Senior Vice President — Tubing	1992
		Operations, and Secretary
Michael P. Howard	40	Chief Financial Officer, Senior Vice	1997
		President — Finance and
		Administration, Treasurer and
		Assistant Secretary
Stuart D. Keeton	46	Vice President, General Manager —	1995
		Stainless Products Division
Yong J. Kim	52	Vice President — Strategic Business	2003
		Development and Improvement
William F. Obermark	63	Senior Vice President — Corporate	1984
		Development and Manufacturing
		Technology
P. David Reed	40	Vice President — Information	2004
		Technology and Chief Information
		Officer
Randyl D. Watson	38	Vice President, General Manager —	2000
		Carbon Operations
Thomas M. Willey	61	Vice President — Materials Management	1995
Jeffrey W. Williams	47	Commercial Vice President — OEM Sales	2003

     F. William Weber is Chairman of the Board and Chief Executive Officer of Webco, positions he has held with Webco, or its predecessors, since founding the company in 1969. Mr. Weber’s term as a Director of Webco expires in December 2005 or until a successor is duly elected and qualified. Mr. Weber is Chairman of the Board and owner of Custom Containers of America, Inc. (“C-CAM”), which manufactures inter-modal tank containers and fabricates other metal products. Mr. Weber also serves on the Board of Directors of Diversified Plastics, Inc. (“Diversified”), a company owned by Mr. Weber until its sale in September 2002. Diversified primarily manufactures plastic access panels and performs some packaging services. Mr. Weber is not actively involved in the day-to-day operations of C-CAM or Diversified. Mr. Weber is the father of Dana S. Weber.

     Dana S. Weber became President of Webco in June 1995, and is also its Vice Chairman of the Board and Chief Operating Officer, positions she has held since June 1990. Ms. Weber’s term as a Director of Webco expires in December 2005 or until a successor is duly elected and qualified. Ms. Weber was the acting Chief Financial Officer of Webco from August 1994 to July 1995. Ms. Weber served as Chief Financial Officer and Treasurer of Webco from 1986 to June 1990. Ms. Weber has been with Webco, or its predecessors, in various positions since 1977. Ms. Weber served on the Board of C-CAM prior to October 2002. Since October 2002,

Ms. Weber is no longer involved with C-CAM in any official capacity. Ms. Weber is the daughter of F. William Weber.

     Christopher L. Kowalski has been a Director of Webco since June 1998. Mr. Kowalski’s term as a Director of Webco expires in December 2006 or until a successor is duly elected and qualified. Mr. Kowalski is president of Phillips & Johnston, Inc. (“P&J”), a wholly owned subsidiary of Webco. Mr. Kowalski joined P&J in 1979 and has served as its President since 1987. Prior to his employment with P&J, Mr. Kowalski worked for Central Steel & Wire, Inc.

     Bradley S. Vetal has been a Director of Webco since December 2000. Mr. Vetal’s term as a Director of Webco expires in December 2006 or until a successor is duly elected and qualified. Mr. Vetal has served as Chairman and Chief Executive Officer, President, and Director of Matrix Service Company since March 1999. Mr. Vetal has been with Matrix Service Company since January 1987 and has served as President of Matrix Service, Inc. since June 1, 1992. From June 1996 to March 1999 Mr. Vetal was Vice President — Tank Division of Matrix Service Company and from June 1991 through May 1992, Mr. Vetal served as Vice President of Eastern Operations of Matrix Service Mid-Continent, Inc. Mr. Vetal graduated Cum Laude from the University of Michigan with a degree in Mechanical Engineering. Matrix is publicly traded on the Nasdaq National Market System.

     Dr. Kenneth E. Case has been a Director of Webco since July 1995. Dr. Case’s term as a Director of Webco expires in December 2004 or until a successor is duly elected and qualified. Dr. Case is a Regents Professor of Industrial Engineering and Management and has been at Oklahoma State University since August 1975. He is a licensed professional engineer and was named the Outstanding Engineer in Oklahoma in 1987. His primary specialties are in the fields of quality and reliability. Dr. Case was a Senior Examiner on the Malcolm Baldrige National Quality Award from 1988 to 1990, and on the Panel of Judges from 1991 to 1993. He is a member of the National Academy of Engineering and the International Academy for Quality. He is a Fellow and currently Chairman of the Board of the 100,000-member American Society for Quality. He is a Fellow and 1986-7 president of the Institute of Industrial Engineers. In 2002, Dr. Case became the 29th recipient of the Frank and Lillian Gilbreth Industrial Engineering Award, the IIE’s highest honor.

     Jack D. McCarthy has been a Director of Webco since December 2001. Mr. McCarthy’s term as a Director of Webco expires in December 2004 or until a successor is duly elected and qualified. From 1992 and until his retirement in 2003, Mr. McCarthy served as Senior Vice President and Chief Financial Officer of The Williams Companies, Inc. Mr. McCarthy joined The Williams Companies in 1986, serving as Executive Director of Taxation and Vice President and Treasurer. Mr. McCarthy also held various executive and director positions in taxation and finance for Tenneco, Inc., El Paso Natural Gas, Inc., and Phillips Petroleum Company. Prior to those employments, Mr. McCarthy worked for the independent accounting firm, Ernst & Young, and a law firm. Mr. McCarthy holds a Juris Doctorate from Wayne State University, and a MBA and BBA from the University of Michigan. The Williams Companies, Inc. is publicly traded on the New York Stock Exchange.

     David E. Boyer is Senior Vice President — Tubing Operations of Webco since May 2001. Mr. Boyer has been the Secretary of Webco since November 1993. Mr. Boyer previously served as Webco’s Vice President of Sales and Marketing from July 1992 to May 2001; General Manager-Stainless Products Division from June 1991 to July 1992; Product Manager, Stainless Products, from February 1989 to June 1991; and in various other positions with Webco since 1984.

     Michael P. Howard is Chief Financial Officer, Senior Vice President — Finance and Administration, Treasurer and Assistant Secretary, responsibilities he assumed when joining Webco in January 1997. Mr. Howard was Vice President of Finance and Administration and Chief Financial Officer for Multimedia Games, Inc. from January 1996 to January 1997. From May 1985 to January 1996 Mr. Howard was with the international accounting firm of Coopers & Lybrand LLP, where he worked in the Business Assurance Group and served as the audit manager on Webco’s audit during five years of that period. Mr. Howard is a Certified Public Accountant.

     Stuart D. Keeton has been Vice President and General Manager — Stainless Products Division of Webco in Mannford, Oklahoma, since November 1995. Mr. Keeton was previously the General Manager of Stainless Operations of Webco from July 1992 to November 1995, and has been with Webco in various positions since December 1980.

     Yong J. Kim is Vice President – Strategic Business Development and Improvement of Webco since July 2003. Mr. Kim previously served as Director of OEM Products from January 2000 to July 2003, Director of Technical Services from November 1996 to January 2000, and Director of Corporate Quality Management from June 1992 to November 1996, and in various other positions with Webco since 1983.

     William F. Obermark is Senior Vice President — Corporate Development and Manufacturing Technology of Webco since December 1998. From November 1995 until 1998, he was the Vice President and General Manager — Southwest Tube Division. Mr. Obermark previously was Vice President of Engineering, a position he had held with Webco since June 1984. Mr. Obermark has been with Webco in various positions since 1980, and has been in the specialty tubing industry since 1969. Mr. Obermark is a licensed professional engineer.

     P. David Reed has been Vice President – Information Technology since January 2004. Mr. Reed has been Chief Information Officer since October 2000. Mr. Reed was the Director of Information Technology from October 2000 to December 2003. Mr. Reed was Director of Applications Development from 1994 through October 2000, including eighteen months as the head of the SAP Project Implementation Team. Mr. Reed has been with Webco in various positions since 1988. Prior to joining Webco, Mr. Reed spent seven years with National Crane Corporation.

     Randyl D. Watson has been Vice President and General Manager — Carbon Operations since August 2004. From January 2000 to August 2004, Mr. Watson was the Vice President and General Manager—Southwest Tube Division of Webco in Sand Springs, Oklahoma, since January 2000. From 1998 to January 2000, Mr. Watson was the General Business Manager of Weld Mill Operations and then all Operations at Southwest Tube. From 1993 to 1997, Mr. Watson was the Chief Engineer and Plant Manager for Southwestern Pipe in Houston Texas. In addition to his current tenure, Mr. Watson was employed by Webco as its Production Engineering Manager in Sand Springs from 1989 to 1993 when he left to join Southwestern Pipe.

     Thomas M. Willey has been Vice President — Materials Management of Webco since March 1995. Mr. Willey has been with Webco in various purchasing and materials acquisition and management positions since May 1980.

     Jeffrey W. Williams is Commercial Vice President — OEM Sales of Webco since August, 2003. A twenty-four year industry veteran, Mr. Williams previously served as Vice President – Strategic Sales for P&J from August 1999 to July 2003; Vice President of Sales for P&J from January 1997 to August 1999; and Regional Sales Manager for P&J from August 1992 to December 1996. Prior to joining Webco and P&J, Mr. Williams had a 13-year career with LTV Steel Tubular Products Company holding various sales and marketing positions.

     Except as set forth above, there are no family relationships among any of the directors or principal officers. The business address and telephone number of each director and executive officer is c/o Webco Industries, Inc., 9101 West 21st Street, Sand Springs, Oklahoma 74063, (918) 241-1000.

Code of Ethics

     The Company has adopted a Code of Ethics for Financial Professionals of Webco Industries, Inc. and Subsidiaries, a copy of which is filed as Exhibit 14 to this Form 10-K, which applies to the principal executive officer, the principal financial officer, the principal accounting officer and the comptroller of Webco and to persons performing similar functions for Webco. Webco expects all of its employees to act in accordance with the highest standards of personal and professional integrity in all aspects of their activities, to comply with all applicable laws, rules and regulations, to deter wrongdoing and abide by policies and procedures adopted by Webco that govern the conduct of its employees, including the category of employees to which this Code of Ethics relates.

Audit Committee

     The three independent members of the Board of Directors are also members of the Company’s Audit Committee whose members are; Jack D. McCarthy (Chairman), Dr. Kenneth E. Case and Bradley S. Vetal. Pursuant to Section 407 of the Sarbanes-Oxley Act of 2002, Mr. McCarthy has been determined to be the audit committee financial expert as required by the terms of the Act and to be independent of the Company’s management.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee

     The Board of Directors has a Compensation Committee whose members are: F. William Weber, Dr. Kenneth E. Case, Jack D. McCarthy and Bradley S. Vetal (Chairman).

     The Compensation Committee’s functions include reviewing executive salary and bonus structure, approving salary and bonus awards to key executives and administering the Company’s 1994 Stock Incentive Plan and making grants there under. (See “Report of Compensation Committee”).

Directors’ Compensation

     Pursuant to the Company’s 1994 Stock Incentive Plan (the “Plan”), each Director who is not an employee of the Company receives an initial grant of options to purchase 5,000 shares of Common Stock, if they join the Board prior to June 30 of any year. Thereafter, on January 1 of each year, each non-employee director receives options to purchase 5,000 shares of Common Stock. All such options will be exercisable at a price equal to the fair market value at the date of grant, commencing six months after the date of grant. On January 1, 2004, each of Messrs. Case, McCarthy and Vetal received options to purchase 5,000 shares of Common Stock at a price of $4.10 per share. Non-employee Directors who are not members of the Compensation Committee are also eligible for discretionary grants under the Plan, none of which were made during fiscal year 2004. In addition, non-employee Directors of the Company receive a quarterly retainer of $2,500 as well as quarterly retainers of $500 and $1,000 for being members of the Compensation Committee and Audit Committee, respectively. Chairmen of each of the Compensation Committee and Audit Committee also receive a quarterly retainer of $500 and $1,000, respectively. Directors are paid $1,500 for each meeting of the Board of Directors attended in person or $1,000 for telephonic participation. There are no separate payments for participation in any ordinary committee meetings. Members of the Audit Committee also receive $1,000 for each special meeting of the Audit Committee, or $500 for telephonic participation. There were no special meetings of the Audit Committee during fiscal year 2004. Directors are reimbursed for out-of-pocket expenses related to meetings attended. Officers of the Company who serve as Directors do not receive compensation for their services as Directors other than the compensation they receive as officers of the Company.

     In addition to these customary fees, amounts were paid to the members of the Special Committee formed for the purpose of evaluating the proposed reverse split transaction. See “Item 1. – Business – Recent Events” for information with respect to the Company’s proposed reverse stock split and related matters. In connection with their participation in the Special Committee, Messr’s McCarthy, Vetal and Case received $30,000, $9,000 and $9,000, respectively during fiscal year 2004.

Executive Compensation

     The following table sets forth the cash compensation paid by the Company for services rendered during fiscal 2004 to the Company’s Chief Executive Officer and the other four most highly compensated executive officers of the Company, whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table
Annual Compensation

						Other Annual
Name and Principal Position	Year	Salary		Bonus		Compensation (6)
F. William Weber	2004	$422,700		$22,000	(5)	$—
Chairman of the Board and Chief	2003	422,700		64,000	(5)	—
Executive Officer	2002	406,100		63,000	(1)	—

Dana S. Weber	2004	278,200		13,000	(5)	8,200	(2)
Vice Chairman of the Board, President	2003	266,400		39,000	(5)	10,000	(2)
And Chief Operating Officer	2002	250,000		28,000	(1)	10,000	(2)

Christopher L. Kowalski	2004	220,600		30,000	(5)	15,800	(3)
Director, President of Phillips &	2003	215,000		34,000	(5)	15,800	(3)
Johnston, Inc.	2002	208,800		36,000	(5)	15,800	(3)

David E. Boyer	2004	171,500		7,000	(5)	—
Senior Vice-President – Tubing	2003	160,000		25,000	(5)	—
Operations, Secretary	2002	143,700		11,500	(1)	—

Michael P. Howard	2004	171,500	(4)	7,000	(5)	—
Senior Vice President – Finance	2003	160,000	(4)	25,000	(5)	—
& Admin., Treasurer and Chief	2002	135,700	(4)	11,500	(1)	—
Financial Officer

(1)	In November 2000, each of Mr. Weber, Ms. Weber, Mr. Boyer and Mr. Howard, and certain other Company officers, elected as a group to receive compensation at 85% of their current compensation for one year to enable the employment of a consultant to assist the Company with its strategy for the enhancement of the Company’s profitability. As a result of the improvement in the Company’s operations, a portion of this salary reduction was repaid to these individuals and is reflected as a bonus in fiscal year 2002.

(2)	Represents amounts paid by the Company for the person’s benefit into a deferred compensation plan maintained for certain of the Company’s executives.

(3)	Represents $5,800 paid by the Company for life insurance policies and $10,000 paid for directors fees for the Company’s subsidiary, Phillips & Johnston, Inc.

(4)	Each of fiscal years 2004, 2003 and 2002 respectively include $7,000, $7,100 and $8,400 subsequently repaid to the Company as interest on outstanding advances totaling $175,000 at July 31, 2004, 2003 and 2002, respectively. (See “Certain Transactions.”)

(5)	Bonus awards are paid in the year following the performance for which the bonus was awarded.

(6)	During each of the three years in the period ended July 31, 2004, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table, or $50,000, if lower. Accordingly, no such amounts are included in the Summary Compensation Table.

Employment Agreements and Termination of Employment Arrangements

     Each of F. William Weber, Dana S. Weber, David E. Boyer and Michael P. Howard is employed pursuant to agreements that expire September 30, 2006. It is anticipated that Mr. Kowalski’s employment will also be documented by an agreement with substantially identical terms to the above named officers. The agreements provide for a base compensation as recommended by the Compensation Committee and approved by the Board of Directors and the use of an automobile. Mr. Weber’s agreement provides for the Company to pay premiums for health insurance benefits that are comparable to Medicare Plan J for so long as Mr. Weber or his spouse is alive. Upon the occurrence of a “change in control,” each of the above named officers will be entitled to receive an amount equal to three times such officer’s annual cash compensation plus the highest bonus paid to such officer in the prior three years (plus such amount as is necessary so that such payment is received net of any special or excise taxes), payable at such officer’s option in either a lump-sum or over three years with interest. A “change in control” is generally defined in the agreements to have occurred if (i) the Company consummates a consolidation, merger or sale in which the holders of the Company’s stock prior to the transaction own less than 80% of the combined voting power of the surviving entity after the transaction, (ii) the Company’s stockholders approve a liquidation or dissolution of the Company, (iii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended), other than the Company, the Weber Family or any employee benefit plan sponsored by the Company, becomes the beneficial owner of either (A) 51% of the Common Stock or (B) a greater percentage of the Common Stock than is held by the Weber Family, or (iv) at any time during two consecutive years, individuals who, at the beginning of such period, constituted the Board of Directors cease to constitute at least a majority of the then Board of Directors, unless the election or nomination of each new director during such two-year period was approved by at least two-thirds of the directors then in office who were directors at the beginning of such two-year period.

Equity Compensation Plan Information

     The following table provides information concerning Webco’s common stock that may be issued upon the exercise of options, warrants and rights under Webco’s existing approved equity compensation plans as of July 31, 2004.

Number of Securities
	Number of Securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans
Equity compensation plans approved by Shareholders	1,050,000	$4.91	251,300
Equity compensation plans for which approval is sought at this meeting	—	—	—
Equity compensation plans not approved by shareholders	—	—	—

Individual Option Grants in Fiscal Year 2004

     There were no individual grants of options made during fiscal year 2004 to any of the Named Executive Officers.

Aggregated Option Exercises in 2004
and Fiscal Year-End Option Values

     The following table shows the number of shares of Common Stock represented by outstanding stock options held by the Named Executive Officers as of July 31, 2004. Also reported are the values for “in the money” options which represent the positive spread, if any, between the exercise price of any such existing stock options and the fiscal year-end price of the underlying Common Stock, which was $4.45. No options were exercised by any Named Executive Officer during fiscal year 2004.

			Number of Securities Underlying		Value of Unexercised In-the-
	Number of Securities		Unexercised Options at Fiscal		Money Options at Fiscal Year-
	Underlying Options		Year End (#)		End ($)
	Exercised	Value
Name	(#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
F. William Weber	—	$—	—	—	$—	$—
Dana S. Weber	—	—	—	—	—	—
Chris L. Kowalski	—	—	4,000	6,000	4,000	6,000
David E. Boyer	—	—	56,000	6,000	66,000	6,000
Michael P. Howard	—	—	56,000	6,000	66,000	6,000

Report of the Compensation Committee

     The Compensation Committee (the “Committee”) of the Board of Directors is comprised of the three independent directors of the Board and the Chief Executive Officer. The Compensation Committee’s role is generally one of approval and oversight. The Committee endeavors to remain flexible to react to changing conditions and to ensure that 1) the achievement of the overall goals and objectives of the Company are supported by an appropriate executive compensation policy and an effective total compensation program, and 2) the total compensation program and practices of the Company are designed in full consideration of all accounting, tax, securities law and regulatory requirements. There are no Compensation Committee interlocks.

     The Committee is responsible for evaluating each Company executive’s performance relative to the Company’s established goals, objectives and performance targets and for making recommendations to the Board with respect to the compensation of the executives, including base compensation, incentive payments, long-term incentive awards, executive perquisites and employment agreements.

     In determining the level and composition of compensation for each Company executive, the Committee takes into account the recommendations of the Chief Executive Officer and Chief Operating Officer (except with respect to the compensation of such individuals) and various qualitative and quantitative indicators of each officer’s performance. The Committee’s objectives in determining compensation are to allow the Company to attract, motivate and retain the executive personnel necessary for the Company’s success and to provide an executive compensation program comparable to that offered by the companies with which we compete for such management personnel. The Committee periodically engages third party consultants to review salary levels of comparable officers in a peer group of companies in businesses similar in nature and size to that of the Company. The peer group does not necessarily reflect the companies included in the performance graph in this Form 10-K.

     The Chief Executive Officer’s compensation is the responsibility of the Compensation Committee. The Chief Executive Officer does not participate in the deliberations of the Compensation Committee when it considers the compensation of the Chief Executive Officer. Based on the Compensation Committee’s assessment of Mr. Weber’s ability to effectively lead the Company into the future as determined by his past performance and experience with the Company’s business and markets, the Compensation Committee determined that Mr. Weber’s compensation package would consist of an annual base salary of $423,000 and an annual bonus target of 60% of annual salary based upon the Company achieving specific predetermined income targets.

     The Chief Operating Officer’s compensation is the responsibility of the Compensation Committee. Based on the Compensation Committee’s assessment of Ms. Weber’s ability to effectively lead the Company into the future as determined by her past performance and experience with the Company’s business and markets, the Compensation Committee determined that Ms. Weber’s compensation package would consist of an annual base salary of $295,000 and an annual bonus target of 50% of annual salary based upon the Company achieving specific predetermined income targets.

     The remaining executive officers’ compensation is reviewed by and is the responsibility of the Chief Executive Officer and Chief Operating Officer, with the Compensation Committee ratifying related recommendations. Based on the assessment of the remaining executive officers’ ability to effectively lead the Company into the future as determined by their past performance and experience with the Company’s business and markets, the base compensation is established and an annual bonus target based on a percentage of annual salary is set based upon the Company achieving specific predetermined income targets.

     The Committee has approved a bonus compensation plan for all executive officers, including the CEO and COO, which is intended to reward participants for attaining budgetary goals that are established by the Company and approved by the Committee. The 2004 plan is designed to pay a target bonus if such budgetary goals are attained and increases the bonus amount at an accelerated rate if such budgetary goals are exceeded. In certain circumstances, the Company will deposit all or part of any such bonus into a deferred compensation plan maintained by the Company for the benefit of certain of the Company’s executives. Based on the performance of the Company during fiscal year 2004, bonuses for fiscal year 2004 (paid during fiscal year 2005) were approximately $950,000 compared to $120,000 in fiscal 2003.

     In addition to each Company executive’s base compensation, the Committee may grant awards under the Company’s 1994 Stock Incentive Plan to the Company’s executive officers based on their assessment of the performance of the executive. No grants of stock options were made under the Plan in 2004.

     Equity incentives are not limited to executive officers. Grants of stock options are made to management and staff of the Company in amounts determined by the Compensation Committee. The amounts of such grants are determined based on the individual employee’s position within the Company and his or her potential ability to beneficially impact the performance of the Company. By giving management and staff a stake in the financial performance of the Company, the Compensation Committee’s goal is to provide incentives to these employees to enhance the financial performance of the Company, and thus, shareholder value.

MEMBERS OF COMPENSATION COMMITTEE

Bradley S. Vetal (Chairman)
F. William Weber
Dr. Kenneth E. Case
Jack D. McCarthy

     This report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference in such filing, and shall not otherwise be deemed filed under such Acts.

Stock Price Performance Graph

     The following graph compares on a cumulative basis the percentage change since July 31, 1999, in the total shareholder return on the Company’s Common Stock, with (a) the total return on the AMEX Market Value Index, which is being used as the required broad equity market index, and (b) the total return for a selected peer group index (the “Peer Group”). The Peer Group consists of Maverick Tube Corporation, Steel Technologies, Inc. Lone Star Technologies, and Synalloy Corporation. The graph assumes (i) investment of $100 on July 31, 1999, in the Company’s Common Stock, the AMEX Market Value Index and the common stock of the Peer Group, and (ii) the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

DOLLARS
250
200
150
100
50
0
7/99
7/00
7/01
7/02
7/03
7/04
WEBCO INDUSTRIES, INC.
AMEX MARKET VALUE (U.S. & FOREIGN)
PEER GROUP

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth the beneficial ownership of the Common Stock as of October 1, 2004, by (i) each person known by Webco to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director, (iii) each of the executive officers of Webco, and (iv) all directors and executive officers of Webco as a group.

		Amount and Nature
		of Beneficial
Name	Position	Ownership		Percent of Class
F. William Weber	Chairman of the Board and Chief Executive Officer	3,365,466	(1)	47.5%
Dana S. Weber	Vice Chairman of the Board, President and Chief Operating Officer	3,365,466	(1)	47.5
Kimberly A.W. Frank	Stockholder	3,365,466	(1)(3)	47.5
Christopher L. Kowalski	Director and President of Phillips & Johnston, Inc.	419,000	(2)(3)	5.9
Dr. Kenneth E. Case	Director	28,700	(3)	*
Jack D. McCarthy	Director	15,000	(3)	*
Bradley S. Vetal	Director	19,500	(3)	*
David E. Boyer	Vice President – Tubing Operations and Secretary	154,371	(3)	2.2
Michael P. Howard	Chief Financial Officer, Senior Vice President — Finance and Administration, Treasurer and Assistant Secretary	108,268	(3)	1.5
Stuart D. Keeton	Vice President, General Manager - Stainless Products Division	63,867	(3)	*
Yong J. Kim	Vice President – Strategic Business Development and Improvement	10,677	(3)	*
William F. Obermark	Senior Vice President — Corporate Development and Manufacturing Technology	84,801	(3)	1.2
P. David Reed	Vice President – Information Technology	19,000	(3)	*
Strong Capital Management, Inc.	Institutional Investor	737,783	(4)	10.4
Randy D. Watson	Vice President, General Manager – Carbon Operations	31,400	(3)	*
Thomas M. Willey	Vice President – Materials Management	60,072	(3)	*
Jeffrey W. Williams	Commercial Vice President — OEM Sales	12,800	(3)	*
All directors and executive officers of Webco as a group (15 persons)		4,389,453		59.2%

* - Less than 1%

(1)	F. William Weber, Martha A. Weber, Dana S. Weber and Kimberly A.W. Frank (the “Weber Family”) each hold his or her shares in a revocable living trust. F. William Weber and Martha A. Weber are husband and wife and are co-trustees of the trusts established by each other. Certain members of the Weber Family (F. William Weber, Martha A. Weber, Dana S. Weber, Ashley R. Weber and Kimberly A.W. Frank) may be deemed to be a “group,” as such term is used in Section 13(d) of the 1934 Act, and the rules promulgated thereunder, and to share beneficial ownership of the shares owned by each other member of the Weber Family. Each member of the Weber Family disclaims beneficial ownership of the shares owned by each other member of the Weber Family, except Mr. and Mrs. F. William Weber as to the shares owned by the other (shares shown in the table for each member of the Weber Family include shares as to which beneficial ownership is disclaimed as aforesaid). Members of the Weber Family disclaim beneficial ownership of certain shares included in the table as being owned by them, as follows: (a) Mr. and Mrs. F. William Weber disclaim beneficial ownership of 271,641 shares held in trust for the benefit of Ashley R. Weber, 812,146 shares held in trust for the benefit of Dana S. Weber, 398,186 shares held in trust for the benefit of Kimberly A. W. Frank, 12,000 shares held in trust for the benefit of their minor grandchildren and 2,000 shares that Kimberly A. W. Frank had the right to acquire as of October 1, 2004; (b) Dana S. Weber disclaims beneficial ownership of 1,869,493 shares held in trust for the benefit of Mr. and Mrs. F. William Weber, 398,186 shares held in trust for the benefit of Kimberly A. W. Frank, 271,641 shares held in trust for the benefit of Ashley R. Weber, 4,600 shares held in trust for the benefit of her daughter, 7,400 shares held in trust for the benefit of the children of Kimberly A.W. Frank and 2,000 shares that Kimberly A. W. Frank had the right to acquire as of October 1, 2004; and (c) Kimberly A.W. Frank disclaims beneficial ownership of 1,869,493 shares held in trust for the benefit of Mr. and Mrs. F. William Weber, 812,146 shares held in trust for the benefit of Dana S. Weber, 271,641 shares held in trust for the benefit of Ashley R. Weber, 7,400 shares held in trust for the benefit of her children, and 4,600 shares held in trust for the benefit of the child of Dana S. Weber. The address of each such stockholder is c/o Webco Industries, Inc., 9101 West 21st Street, Sand Springs, Oklahoma 74063.

(2)	The address of Christopher L. Kowalski is c/o Webco Industries, Inc., 9101 West 21st Street, Sand Springs, Oklahoma 74063. See also Footnote (3) below.

(3)	Includes shares of Common Stock that directors and executive officers had the right to acquire within 60 days after July 31, 2004 as follows: Christopher L. Kowalski, 4,000; Dr. Kenneth E. Case, 27,000; Jack D. McCarthy, 15,000; Bradley S. Vetal, 19,500; Kimberly A.W. Frank, 2,000; David E. Boyer, 56,000; Michael P. Howard, 56,000; Stuart D. Keeton, 48,400; Yong J. Kim, 10,500; Randyl D. Watson, 31,400; Thomas M. Willey, 41,100; Jeffrey W. Williams, 11,000 and P. David Reed, 19,000.

(4)	According to a Schedule 13G dated April 7, 2004. The address of Strong Capital Management, Inc. is 100 Heritage Reserve, Menomonee Falls, Wisconsin 53051.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

C-Cam International, LLC

     Webco charged C-CAM, an entity owned by F. William Weber, for certain shared benefits and services, including telephones and technical assistance prior to fiscal 2004. The outstanding receivable balance was $881,000 at July 31, 2004. As of the end of fiscal year 2003, Webco had discontinued all sharing of such benefits and services with C-CAM.

Diversified Plastics, Inc.

     Webco purchases certain specialty packaging and shipping material from Diversified, an entity formerly owned by F. William Weber. Payments made by Webco totaled $167,200 during the year ended July 31, 2004. In addition, Webco charges Diversified for certain shared benefits and services, including telephone and technical assistance. During the year ended July 31, 2004, Webco charged Diversified $2,000 for such shared services and received payments of $2,000. There was no outstanding receivable from Diversified at July 31, 2004. Mr. Weber sold Diversified in September 2002; however he continues to serve on the board of directors and holds a note receivable for the purchase price, with full recourse, from the new owners.

Advances to Affiliates

     F. William Weber had an outstanding advance from Webco during fiscal 2004 of $1,200,000. The advance is evidenced by a promissory note from Mr. Weber and is collateralized by Common Stock and is also a personal obligation. The note bears interest at 3.97%, which is payable upon the note’s maturity, June 30, 2007. Accrued interest on this note was $760,000 at July 31, 2004, of which, $48,000 accrued during the year ended July 31, 2004. Webco received no payments on the note during fiscal 2004. Under terms of the proposed reverse/forward split transaction, F. William Weber would be advanced $1,495,000 and Dana S. Weber advanced $105,000 in order to repay loans to third parties secured by Company stock.

Loans to Officers

     Webco has made advances to certain other executives. As of July 31, 2004, such advances included $168,000 to William F. Obermark, $175,000 to David E. Boyer and $175,000 to Michael P. Howard. The advances are evidenced by promissory notes and are collateralized by company stock and are also personal obligations of the respective officers. Interest on the advances is charged at the rate of 3.97%. At July 31, 2004, accrued interest on Mr. Boyer’s note was $32,000. The notes are due on December 31, 2006. Under terms of the proposed reverse/forward split transaction, David E. Boyer would be advanced $280,000 in order to repay loans to third parties secured by Company stock.

Lease of Facility

     Webco leases a warehouse in Nederland, Texas, that is owned by a partnership, the principals of which include Messrs. Howard, Keeton, Boyer and Obermark, each a vice president of Webco and H. Lee Beard, an employee of Webco. During the year ended July 31, 2004, Webco paid $66,000 to the partnership in rentals. The rental payments were established based on an independent evaluation.

     Webco’s subsidiary, Phillips & Johnston, Inc., leases a warehouse in Lyndon, Illinois, from an entity in which Mr. Kowalski is a thirty-four percent owner. During the year ended July 31, 2004, P&J paid $96,000 to the entity in rentals.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Prior to the July 30, 2002, adoption of the Sarbanes-Oxley Act, the functions of the Audit Committee included making recommendations concerning the engagement of independent auditors, reviewing with the independent auditors the plan and results of the auditing engagement, reviewing professional services provided by the independent auditors, reviewing the independence of the independent auditors, and considering the range of audit and non-audit fees. Effective upon the adoption of the Sarbanes-Oxley Act, the Audit Committee was granted sole power and authority to engage and retain the Company’s outside auditor, to determine and pre-approve the type and scope of all audit and non-audit services provided by the outside auditor and to approve the compensation of the auditor. The Sarbanes-Oxley Act also requires the outside auditor to report directly to the Audit Committee and granted the Audit Committee full oversight over all services performed by the auditor, which, if in excess of de minimis amounts, now require pre-approval by the Audit Committee. The Audit Committee held four full committee meetings during fiscal year 2003. The Audit Committee also had four additional meetings involving the independent auditors and the Audit Committee Chairman acting on behalf of the Audit Committee, such meetings to review the Company’s earnings releases prior to their issuance each quarter.

     The following table presents aggregate fees billed for professional services for the audit of the Company’s annual financial statements for each of the years ended July 31, 2004 and 2003, and fees billed for other professional services rendered by PricewaterhouseCoopers LLP during those periods were as follows:

	2004	2003
Audit Fees (1)	$178,000	$170,000
Audit-Related Fees (2)	—	3,000
Tax Fees (3)	22,000	4,000

Total	$200,000	$177,000

(1)	Audit fees were for the professional services rendered for the audit and quarterly reviews of the consolidated financial statements of the Company and issuance of consents in conjunction with documents filed with the SEC.

(2)	Audit-related fees were for services related to the research and review of the Company’s accounting for certain transactions.

(3)	Tax fees were for services related to research of state tax laws in 2004 and 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements of Webco Industries, Inc. which are included in Part II,

Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — July 31, 2004 and 2003
Consolidated Statements of Operations — Years ended July 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity — Years ended July 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows — Years ended July 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Supplemental Consolidated Quarterly Financial Data (Unaudited)

(2)	Financial Statement Schedule:

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended July 31, 2004
(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	(1)	End of
Description	Period	Expenses	Accounts	Deductions	Period
Allowance for bad debts:
2002	$620	$410	—	$(367)	$663
2003	663	287	—	(314)	636
2004	636	142	—	(536)	242
Reserve for inventory obsolescence:
2002	$853	$2,477	—	$(1,750)	$1,580
2003	1,580	1,558	—	(1,473)	1,665
2004	1,665	1,549	—	(1,419)	1,795

(1)	Amounts represent accounts receivable write-offs, net of recoveries, or inventory disposals.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES — Continued

(3)	Exhibits:

Exhibit
Number	Exhibit Description
3(i)	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form S-1, No. 33-72994).

3(ii)	By-Laws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form S-1, No. 33-72994).

10.1	1994 Stock Incentive Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-91754).

10.2	Lease, dated October 22, 1996, between the Company and Baker Performance Chemicals Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K dated July 31, 1997, File No. 0-23242).

10.3	Employment Agreement expiring December 31, 2002, between the Company and Christopher L. Kowalski (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K dated July 31, 1998, File No. 0-23242).

10.4	Lease, dated March 16, 1998, between the Company and Tubular Properties, Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K dated July 31, 1998, File No. 0-23242).

10.5	Agreement and Plan of Reorganization dated as of June 29, 1998 by and among Webco Industries, Inc., P&J Acquisition Corp., Phillips & Johnston, Inc., Christopher L Kowalski and Robert N. Pressly (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 29, 1998, File No. 0-23242).

10.6	Loan Agreement, dated December 1, 1998, between the Pennsylvania Economic Development Financing Authority and Webco Industries, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q dated January 31, 1999, File No. 0-23242).

10.7	Sale of assets of QuikWater Division dated as of May 10, 2002 by and among Webco Industries, Inc. and Quik Water Systems, Inc.(Acquisition Corp.) (incorporated by reference to the Company’s Form 8-K dated May 10, 2002, File No. 0-23242).

10.8	Loan and Security Agreement, dated as of October 15, 2004, between Bank One, N.A., as agent, certain financial institutions as lender, and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated October 15, 2004, File No. 0-23242).

10.9	Employment Agreement expiring September 30, 2006 for F. William Weber.

10.10	Employment Agreement expiring September 30, 2006 for Dana S. Weber.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES — Continued

Exhibit
Number	Exhibit Description
10.11	Employment Agreement expiring September 30, 2006 for David E. Boyer.

10.12	Employment Agreement expiring September 30, 2006 for Michael P. Howard.

14 *	Code of Ethics

23.1 *	Consent of PricewaterhouseCoopers LLP.

31.1 *	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	- Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBCO INDUSTRIES, INC.
October 29, 2004	By:	/s/ F. William Weber
F. William Weber
Chairman, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 29, 2004	By:	/s/ F. William Weber
F. William Weber
Chairman, Chief Executive Officer and Director

October 29, 2004	By:	/s/ Dana S. Weber
Dana S. Weber
President, Chief Operating Officer and Director

October 29, 2004	By:	/s/ Michael P. Howard
Michael P. Howard
Chief Financial Officer

October 29, 2004	By:	/s/ Christopher L. Kowalski
Christopher L. Kowalski
President-Phillips & Johnston, Inc. and Director

October 29, 2004	By:	/s/ Jack D. McCarthy
Jack D. McCarthy
Director

October 29, 2004	By:	/s/ Kenneth E. Case
Kenneth E. Case
Director

October 29, 2004	By:	/s/ Bradley S. Vetal
Bradley S. Vetal
Director