Form 10-Q
period 2004-10-31
WEBCO INDUSTRIES INC
filed 2004-12-14
CIK 916314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark one)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended       October 31, 2004
                                                             _____________________________________________________________________________

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

                                                                                                                                [  ] Yes     [ X ] No

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,109,061 shares of Common Stock, $0.01 par value, as of November 30, 2004.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6-9
Report of Independent Registered Public Accounting Firm	10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11-18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	20

PART II OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of
Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	21

SIGNATURES	22

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	October 31,	July 31,
	2004 -	2004 -
ASSETS

Current assets:
Cash	$ 846	$ 1,203
Accounts receivable, net	36,638	27,911
Inventories	64,099	49,639
Prepaid expenses	836	358
Deferred income tax asset	2,697	2,664

Total current assets	105,116	81,775

Property, plant and equipment, net	59,715	59,621

Notes receivable from related parties	2,626	2,613
Other assets, net	2,093	1,422

Total assets	$ 169,550 ======	$ 145,431 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 18,677	$ 14,666
Accrued liabilities	12,735	9,586
Current portion of long-term debt	42,262	40,688

Total current liabilities	73,674	64,940

Long-term debt	16,999	8,310

Deferred income tax liability	13,614	13,725

Commitments and contingencies - Note 4

Stockholders' equity:
Common stock, $.01 par-value, 12,000,000 shares authorized, 7,082,623 and 7,081,723 shares issued and outstanding at October 31, 2004 and July 31, 2004, respectively	71	71
Additional paid-in capital	35,748	35,744
Accumulated other comprehensive income, net of tax	363	174
Retained earnings	29,081	22,467

Total stockholders' equity	65,263	58,456

Total liabilities and stockholders' equity	$ 169,550 ======	$ 145,431 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three months ended October 31,
	2004 -	2003 -

Net Sales	$ 71,727	$ 49,090
Cost of Sales	54,885	44,496
Gross Profit	16,842	4,594

Selling, general and administrative expenses	5,732	3,334
Income from operations	11,110	1,260

Interest expense	533	555
Income before income taxes	10,577	705

Provision for income taxes	3,963	291
Net income	$ 6,614 ======	$ 414 ======

Net income per share:
Basic	$ .93 ======	$ .06 ======
Diluted	$ .92 ======	$ .06 ======
Weighted average common shares outstanding:
Basic	7,083 ======	7,082 ======
Diluted	7,192 ======	7,147 ======

See accompanying notes to unaudited consolidated financial statements.

WEBCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended October 31,

	2004 -	2003 -

Cash flows from operating activities:
Net income	$ 6,614	$ 414
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	1,768	1,789
(Gain) loss on disposition of property, plant and equipment	-	7
Deferred tax expense	(248)	257
(Increase) decrease in:
Accounts receivable	(8,300)	(4,742)
Inventories	(14,460)	(774)
Prepaid and Other	(491)	(5)
Increase (decrease) in:
Accounts payable	3,692	(2,657)
Accrued liabilities	3,106	312
Net change from discontinued operation	(4)	(2)

Net cash used in operating activities	(8,323)	(5,401)

Cash flows from investing activities:
Capital expenditures	(1,918)	(2,339)
Proceeds from sale of property, plant and equipment	-	2
Other	-	63

Net cash used in investing activities	(1,918)	(2,274)

Cash flows from financing activities:
Proceeds from long-term debt	87,736	47,322
Principal payments on long-term debt	(77,473)	(42,111)
Debt issue costs	(383)	(50)
Proceeds from stock issuance	4	-
Increase in book overdrafts	-	2,487

Net cash provided by financing activities	9,884	7,648

Net decrease in cash	(357)	(27)

Cash, beginning of period	1,203	189

Cash, end of period	$ 846 ======	$ 162 ======

See accompanying notes to unaudited consolidated financial statements.

Note 1 – Basis of Presentation and Selected Significant Accounting Policies

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

The unaudited consolidated financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for the fair presentation of the Company’s financial position at October 31, 2004, and results of operations and cash flows for the three-month periods ended October 31, 2004 and 2003.  Results for the three-month period ended October 31, 2004 are not necessarily indicative of results that will be realized for the full 2005 fiscal year.  The July 31, 2004, year-end balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes which can be found in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

The Company’s independent registered public accounting firm has performed a review of these interim financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Sections 7 and 11 of that Act.

Derivative Financial Instruments -   The Company accounts for its natural gas hedge instruments according to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149.  These statements require that every derivative or hedge instrument be recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company formally documents its hedge instruments as hedges of a specific underlying exposure (natural gas prices), as well as the risk management objective and strategy for entering into each hedge transaction.  At October 31, 2004, the Company’s natural gas hedges had a positive net fair value of $588,000.  This amount is included in other assets on the Company’s balance sheet with a corresponding credit balance of $363,000, net of a deferred tax liability of $225,000, reported in stockholders’ equity as accumulated other comprehensive income, net of tax.  See Note 2.

Note 1 – General, continued

Stock Options - The Company accounts for stock options granted under its 1994 Stock Incentive Plan (the “Plan”) using the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under the Plan were to employees and directors at an exercise price at least equal to the market value of the underlying common stock on the date of grant.  FASB Statement No. 123, “Accounting for Stock-Based Compensation” and FASB Statement No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123," (together “FASB 123”) provides an alternative “fair value” method of accounting for stock option grants.  Under FASB 123, the fair value of stock options on the date of grant is recorded as compensation expense.  The fair value of options reported below has been estimated at the date of grant using the Black-Scholes option pricing model.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB 123 to stock-based employee compensation (in thousands, except per share amounts):

Three Months Ended
October 31,
	2004 .	2003 .
Net income, as reported	$ 6,614	$ 414
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(6)	(17)
Pro forma net income	$ 6,608 ======	$ 397 ======

Earnings per share:
Basic-as reported	$ .93 ======	$ .06 ======
Basic-pro forma	$ .93 ======	$ .06 ======

Diluted-as reported	$ .92 ======	$ .06 ======
Diluted-pro forma	$ .92 ======	$ .06 ======

Note 2 – Comprehensive Income

The Company follows FASB Statement No. 130, “Reporting Comprehensive Income.”  This statement requires the reporting of comprehensive income and its components which includes the changes in fair market value of the Company’s natural gas hedge contracts.  The Company’s comprehensive income for the three months ended October 31, 2004 and 2003 was as follows (in thousands):

	Three Months Ended October 31,
	2004	2003
Net Income	$ 6,614	$ 414
Changes in value of derivative hedging instrument, net of taxes of $120 and ($52), respectively	213	(74)
Reclassification of derivative hedging settlements to income, net of taxes of ($16) and $6, respectively	(24)	9
	189	(65)
Comprehensive Income	$ 6,803 =====	$ 349 =====

As of October 31, 2004, accumulated other comprehensive income, net of tax, reported in the equity section of the consolidated balance sheet represents a $363,000 increase in the fair market value on natural gas hedging instruments, net of $225,000 tax expense included in deferred income tax liability.

Note 3 - Inventories

At October 31, 2004 and July 31, 2004, inventories were as follows (in thousands):

	October 31, 2004	July 31, 2004

Raw materials	$ 34,118	$ 22,131
Work-in-process	4,267	3,972
Finished goods	22,173	20,044
Maintenance parts and supplies	3,541	3,492

Total inventories	$ 64,099 ======	$ 49,639 ======

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

	Three Months Ended
	October 31,
	2004 .	2003 .
Basic:
Weighted average shares outstanding	7,083	7,082
Effect of dilutive securities: options	109	65

Diluted:
Diluted weighted average shares outstanding	7,192 =====	7,147 =====

Anti-dilutive options outstanding (1):
Number of options	370	675
Weighted average exercise price per share	$ 6.56 =====	$ 5.56 =====

(1) – Anti-dilutive options and their average exercise prices were not included in the computation of diluted earnings per share due to the option exercise prices being greater than the average market price of the common stock during the periods reported.

Note 6 - Segment Information

The Company applies the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information"(FAS 131).  The Company internally evaluates its business by facility, however, because of the similar economic characteristics of the tubing operations conducted at these facilities, including the nature of products, processes and customers, those operations are aggregated for segment determination purposes.  As a result, the Company's operations only include one reportable segment related to the manufacturing and distribution of tubular products primarily made of carbon and stainless steel.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Webco Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Webco Industries, Inc. and subsidiaries as of October 31, 2004, and the related consolidated statements of operations and cash flows for the three-month periods ended October 31, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of July 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated October 28, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of October 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Tulsa, Oklahoma

December 9, 2004

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

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

Recent Events

On November 4, 2004, the Company announced that the Special Committee of its Board of Directors, and its full Board of Directors, had unanimously approved an increase in the price proposed to be paid for fractional shares acquired as a result of the proposed reverse split and subsequent forward split of Webco’s common stock.  The new price proposed to be paid for fractional shares will be $6.50 per pre-split share, increased from the previously determined price of $4.75 per pre-split share.  The Board also determined that the proposed reverse/forward stock split would involve, at the discretion of the Board, one of four, instead of the previously announced five, alternative reverse/forward stock splits (each with a net effect of a one-for-ten reverse stock split) as follows: a reverse one-for-200 stock split followed immediately by a forward 20-for-one stock split of the common stock; a reverse one-for-500 stock split followed immediately by a forward 50-for-one stock split of the common stock; a reverse one-for-800 stock split followed immediately by a forward 80-for-one stock split of the common stock; and a reverse one-for-1,000 stock split followed immediately by a forward 100-for-one stock split of the common stock.  Stockholders whose shares are converted into less than one share in the reverse split because they have fewer than the reverse split ratio at the effective time of the reverse split will receive a cash payment from Webco of $6.50 for each share of common stock that they held immediately prior to the reverse stock split.  Stockholders who own more than one share after the reverse stock split will receive one share for every 10 shares that they owned immediately prior to the reverse stock split and, for each fractional share that they would hold as a result of the forward stock split, they will receive a cash payment of $6.50 per pre-reverse split share in lieu of the fractional share.  The reverse/forward stock split is subject to the approval of Webco’s stockholders.  The Board will also have the discretion if and when to effect the transaction and reserves the right to abandon the transaction even if it is approved by Webco’s stockholders.

If the reverse/forward split is effected, Webco would likely have fewer than 300 stockholders of record.  If that is the case, Webco would deregister its common stock under the Securities Exchange Act of 1934, Webco’s common stock would no longer be traded on the American Stock Exchange, Webco would cease filing periodic reports with the Securities and Exchange Commission and Webco would no longer be required to comply with the regulatory and reporting requirements of Sarbanes-Oxley.  Webco’s future operating results and financial condition could be adversely affected in the event Webco remains subject to the requirements of Sarbanes-Oxley.  See discussion under “Government Regulation” above.

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

Government Regulation

The Company is subject to the regulatory and reporting requirements of the Sarbanes-Oxley Act of 2002.  Management believes it is in material compliance with the provisions of this Act at this time.  Management does anticipate, however, that current and future compliance with such provisions, including the Section 404 certification of internal controls by management and attestation by the Company’s independent auditors, will result in significant increases in consulting, audit and legal fees and overhead expenses related to software, hiring new personnel and administrative time.  The total cost of the Company’s compliance with the requirements of the Sarbanes-Oxley Act is uncertain, although the most costly provisions will be related to the Company’s first Section 404 compliance year ending July 31, 2005.  However, management estimates such compliance costs could exceed $735,000 during the twelve months leading up to July 31, 2005 and could exceed $570,000 for each succeeding year thereafter.  These costs are in addition to the approximately $330,000 in costs historically incurred being a public company.  Such compliance cost estimates are incremental to current general and administrative expenses and do not include the opportunity costs associated with the time and effort of current employees and management, which is expected to be significant.  These estimates are consistent with a survey conducted by Financial Executives International (“FEI”) in January 2004.  A recent update to that survey, by FEI, found that actual costs are running 40% above the amounts estimated in January by surveyed companies.    In the event the Company’s proposed reverse/forward stock split transaction is completed, the above costs would not be incurred as the Company would no longer be subject to the regulatory reporting requirements under the Securities Exchange Act of 1934 and Sarbanes-Oxley.  See “Recent Events” discussion above.

Current Industry Conditions

Over the past several years, the steel industry in the U.S. has been characterized by changing customer demand, foreign competition, volatility in the cost of steel making inputs, uncertain financial stability of domestic steel producers and industry consolidation..  During the last twelve months, a significant demand for steel in China, as well as disruptions in the domestic supply of steel-making inputs, has caused a lack of domestic availability for certain types of steel, primarily carbon steel.  The declining value of the U.S. dollar to foreign currencies has contributed to this market condition as it has caused foreign importing of steel to be less economical.  A lack of availability and high-cost of steel-making inputs such as coke, scrap metal and energy has created an environment where carbon steel coil producers have raised their prices and placed surcharges on their products that have greatly increased the replacement cost of carbon steel.

The lack of availability of steel and the related mitigation of the excess capacity in the tubing industry has created an enhanced pricing environment for steel tubular products.  Management has passed along to customers as many raw material price increases as possible, including surcharges.  The Company has agreed-upon pricing with some customers on certain products and as the Company’s supplier arrangements for these products are modified for surcharges or base price increases, management attempts to pass on raw material price increases to the extent possible.  The increased sales prices for the Company’s products, which are reflected in the Company’s financial statements in the last nine months, were matched against lower average-cost steel coil inventories, resulting in significant gross profit increases in the third and fourth quarters of fiscal 2004 and into the first quarter of 2005.  The Company does not believe that the earnings attributable to selling from lower average cost inventories is sustainable since the average cost of inventories is increasing as inventory is replenished with steel purchased at the current higher cost.  It appears that most of the benefits of selling from lower average-cost inventories will have been realized by the end of the second quarter of fiscal 2005.  Over the course of the first quarter, the availability of steel improved and the cost of steel appears to have stabilized.  Further increases in the availability of steel and steel making inputs could act to decrease selling prices and depress margins since the Company would have higher average-cost inventory.

Part of the recent earnings improvement is attributable to improved demand and a stronger industrial economy.  The Company hopes to continue to benefit from these factors into the future.

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

Overview of Financial Results

For the fiscal 2005 first quarter ended October 31, 2004, the Company reported net income of $6,614,000, or $0.92 per diluted share.  For the same quarter in fiscal 2004, earnings were $414,000, or $0.06 per diluted share.  Net sales for the first quarter of fiscal 2005 were $71.7 million, a 46 percent increase over the $49.1 million for the same quarter last year.

The Company’s business during the last nine months has been largely impacted by two separate business conditions.  First, selling prices for finished product were based on the higher replacement costs of coiled steel and were matched against the Company’s lower average-cost inventories.  Second, the lack of availability of carbon steel coils in the domestic marketplace limited the ability of customers to purchase products from the Company’s competitors resulting in tubing industry excess capacity being largely mitigated.

Results of Operations for the Three Months Ended October 31, 2004 Compared with the Three Months Ended October 31, 2003

Tubing product sales for the current quarter were $71,727,000, an increase of 46 percent from the $49,090,000 for the same quarter last year.  The $22,637,000 increase in net sales was primarily due to higher overall prices per ton for the Company’s products.  Sales prices increased as carbon raw material price increases, surcharges and a limited supply of carbon steel coils continued to drive selling prices in the tubing industry.  Although the tubing industry continues to deal with excess capacity, the limited availability of carbon steel coils has largely mitigated this condition.  Shipped tonnages improved 12 percent over the same quarter in fiscal 2003 primarily due to improved volumes in OEM and pressure tubing.  The overall price per ton for the Company’s products improved during the quarter, which is reflected in the Company’s gross profit margin percentages in the first quarter of fiscal 2005.

Gross profit for tubing products increased to $16,842,000, or 23.5 percent of net sales, for the first quarter of fiscal 2005 from $4,594,000, or 9.4 percent of net sales, for the same period in fiscal 2004.  Gross profit margins in the first quarter of fiscal 2005 were positively impacted by increased sales prices, which have followed higher raw material pricing, which are being matched against lower average-cost raw materials.  As the Company’s average-cost of raw materials increases towards current replacement cost, gross profit margins are expected to decrease, assuming selling prices do not increase proportionately.  Excess tubing industry capacity, which still exists, is currently being mitigated by the limited availability of carbon steel coils.

Selling, general and administrative expenses were $5,732,000 for the first quarter of fiscal 2005 compared to $3,334,000 for the same quarter of fiscal 2004.  The current quarter increase was primarily due to a $2,100,000 increase in employee and executive bonus accruals due to improved operating performance.  Legal expenses and certain financial advisory costs related to the proposed reverse/forward stock split increased expenses by approximately $266,000.

Interest expense decreased slightly to $533,000 from $555,000 for the same quarter last year, primarily due to lower amortization of financing costs.  Due to the Company’s recent refinancing, amortization of deferred financing costs will increase in the second quarter of fiscal 2005.  A significant increase in interest rates could have a material impact on the Company’s results of operations and cash flows.  See Part I, Item 3: “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q for additional information concerning interest rate risk.

Income tax expense increased due to increased earnings while he effective income tax rate for the first three months of fiscal 2005 was 37.5 percent compared to 41.3 percent in the same period last year.  The drop in the effective rate has been primarily due to the Company’s increased use of certain tax credits as a result of improved profitability.

Liquidity and Capital Resources

Net cash used in operations was $8,323,000 for the three months ended October 31, 2004 versus $5,401,000 used in operations in the prior year period.  Accounts receivable increased $8,300,000 during the current period.  The current year period experienced stronger sales compared to the prior year period driving the increase in accounts receivable.  Inventories also increased $14,460,000 during the three-month period ended October 31, 2004 compared to $774,000 for the prior year period.  Rising carbon steel raw material prices and higher finished goods inventories caused the dramatic increase.  Despite the large increase in inventory, average inventory turned approximately 4.1 times on an annualized basis during the first three months of fiscal 2005 due to continued strong sales during the period.  The average inventory turn rate for fiscal year 2004 was approximately 4.6.  Accrued liabilities increased $3,106,000 in the current period, primarily due to increases in current taxes payable and accrued profit sharing and bonuses.  Due to improved profitability, the Company anticipates making estimated tax payments in the range of $3.5 to $4.5 million dollars during the second quarter.

Net cash used in investing activities for the three months ended October 31, 2004 decreased to $1,918,000 from $2,274,000 in the same period last year.  Capital expenditures made during the current period primarily related to technology investments at the manufacturing facilities and ERP software licensing costs.  Prior period expenditures were primarily related to the expansion of the stainless tube welding facility in Mannford, Oklahoma, and related technology investments.

Net cash provided by or used in financing activities has historically been primarily related to borrowings and repayments under the Company’s senior credit facility.  As a result of the increase in the Company’s stock price over the past several months, management anticipates additional proceeds will be received from stock issuances during the second quarter of fiscal 2005 as employees exercise in-the-money stock options.  Although the exact dollars to be received is contingent on the market price of the Company’s stock, management expects proceeds to be in the range of $1,000,000 to $1,500,000.

The Company’s capital requirements have historically been to fund equipment purchases and for general working capital needs resulting from the growth that the Company has experienced.  The Company has followed an aggressive capital expenditure plan as part of its growth strategy and to enable it to continue to be a leader in tubular manufacturing technologies.  In the past, the Company has funded its capital growth expenditures with a combination of cash flow from operations and debt.  Capital spending in 2005 will focus on the continued expansion and deployment of technology investments for stainless tube making and the development of value-added capabilities for our increased carbon capacity, and normal facility spending.  Capital spending for 2005 is expected to be in the range of $5.0 to $6.0 million for the year.  The Company currently intends to retain earnings to support this strategy and does not anticipate paying dividends in the foreseeable future.

The Company's senior credit facility (the “Credit Facility”) with its primary lender provides for a term loan of $18 million, and a revolving line of credit of $50 million.  The maturity date of the Credit Facility is October 15, 2009 and it is collateralized by substantially all of the Company's assets.  The Company may have borrowings and outstanding letters of credit ($1,025,000 of letters of credit were outstanding at October 31, 2004) under the revolving credit facility of up to the lesser of $50 million or an amount determined by a formula based on the amount of eligible inventories and accounts receivable.  Principal payments on the term loan of $214,300, plus interest, are due each month until maturity.  In addition to the scheduled principal payments, the Company is required to make additional principal payments on the term loan based on 50 percent of the Company’s excess cash flow per quarter not to exceed $257,150 per quarter, or $1,800,000 on a cumulative basis over the term of the debt facility, beginning with the quarter ending October 31, 2004.  The Credit Facility contains covenants regarding debt coverage, capital expenditures and dividends and requires the Company to maintain a minimum excess borrowing base availability.  As of October 31, 2004, the Company was in compliance with all such covenants under the facility.  Webco anticipates using a portion of the term loan to fund the Company’s proposed  reverse/forward stock split transaction and related matters.

Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding line of credit, and loan terms that allow the lender to declare the loan in default on a subjective basis.  This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement.  The Company's line of credit, which matures October 15, 2009, contains such features and accordingly, the accompanying financial statements classify outstanding borrowings under the line of credit as "Current portion of long-term debt".

The facility also contains restrictions related to the Company’s proposed reverse stock-split transaction.  In order to proceed with the reverse stock-split, the Company must have a minimum excess availability of $7.0 million on its revolving loan after giving effect to the transaction and is limited to $2.0 million of new advances to management shareholders for purposes of settling loans with third parties secured by Company stock.  Total remaining cash required to complete the transaction is estimated to be in the range of $3.0 to $4.0 million.  At October 31, 2004, $8.0 million was available for borrowing on the revolving line of credit under the terms of the credit facility.

P&J also has a separate line of credit agreement for $2,000,000, which matures on November 30, 2005.  As of October 31, 2004, there was $915,000 outstanding on the line of credit and $1,085,000 was available for borrowing.

The Company has arranged financing with various public agencies related to the Oil City facility, of which $1.8 million was outstanding at October 31, 2004.  The agency loans are collateralized by the underlying real estate and certain equipment.  The notes mature over a 1 to 7 year period and bear interest at rates ranging from 3 to 5 percent.

The Company has various equipment loans with its primary lender and other financing companies of which $549,000 was outstanding at October 31, 2004.  The loans are collateralized by the underlying equipment, mature over a 1 to 5 year period and bear interest at rates ranging up to 6 percent.

In addition to the above debt arrangements, the Company leases certain buildings, machinery and equipment under non-cancelable operating leases.  Under certain of these leases the Company is obligated to pay property taxes, insurance, repairs and other costs related to the leased property.

The following table sets forth the future minimum payments required under the above debt and lease agreements at October 31, 2004:

	Payments Due by Fiscal Year
Contractual Obligations	2005 (1)	2006	2007	2008	2009	Thereafter	Total
Senior Long-Term Debt	$ 2,186	$ 2,572	$ 2,572	$ 2,572	$ 2,572	$ 5,526	$ 18,000
Senior Line of Credit(2)	37,995	-	-	-	-	-	37,995
Public Agency Long-Term Debt	220	299	307	308	240	428	1,802
P&J Line of Credit	915	-	-	-	-	-	915
Purchase Commitments (3)	45,421	-	-	-	-	-	45,421
Operating Leases	1,869	2,394	2,144	1,885	1,528	4,916	14,736
Other	191	162	103	87	6	-	549
Total Cash Obligations	$ 88,797 =====	$ 5,427 =====	$ 5,126 =====	$ 4,852 =====	$ 4,346 =====	$ 10,870 =====	$119,418 ======

(1) -     Amounts for 2005 reflect the future minimum payments for the remaining nine months of the fiscal year.

(2) -     Accounting principles require current classification of revolving lines of credit that permit borrowings on a long-term basis when the line of credit contains both a lock-box arrangement, whereby remittances to the lockbox automatically pay down the outstanding line of credit, and loan terms that allow the lender to declare the loan in default on a subjective basis.  This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement.  The Company's line of credit, which matures October 15, 2009, contains such features and accordingly, the accompanying financial statements have presented the outstanding borrowings under the line of credit to "Current portion of long-term debt".

(3) -     The Company enters into purchase commitments with steel vendors as part of the ordinary course of business and is currently committed on outstanding purchase orders for inventory.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  Critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions used for calculating financial estimates that have a direct effect on the reported amounts of assets, liabilities, revenues and expenses for the period presented. Management believes that the judgments it makes and the assumptions it uses are reasonable based on the information available; however by their nature, these judgments are subject to an inherent degree of uncertainty and in some instances may prove to be inaccurate.  There can be no assurances that actual results will not differ from those estimates.  These judgments are based on historical experience, terms of existing purchase arrangements, observance of trends in the industry, information provided by customers and information provided from outside sources, as appropriate.  The Company believes its most critical accounting policies are: Revenue Recognition, Inventories, Self-Insurance Reserves, Accounting for Certain Long-Lived Assets and Deferred Taxes.  The reader should refer to Part II, Item 7: “Managements Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 for information on the Company’s most critical accounting policies.

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs – an amendment of ARB No. 43, chapter 4" (FAS 151).  FAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs.  The statement requires such costs to be treated as a current period expense.  This statement is effective for fiscal years beginning after July 15, 2005.  The Company does not believe the adoption of FAS 151 will have a significant impact on the Company’s consolidated financial statements.

Safe Harbor for Forward Looking Statements:  Certain statements in this Form 10-Q, including statements preceded by, or predicated upon the words "anticipates", "appears", "believes", "estimates", "expects", "hopeful", "plans", “should”, “would” or similar words constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied herein.  Such risks, uncertainties and factors include, among others: general economic and business conditions, competition from imports, changes in manufacturing technology, banking environment, relocation of domestic demand and capacity, raw material costs and availability, industry capacity, domestic competition, loss of significant customers and customer work stoppages, customer claims, technical and data processing capabilities, and insurance costs and availability.  The reader should refer to Part I, Item 1: "Forward Looking Statements" of the Company's Annual Report on Form 10-K for the year ended July 31, 2004 for additional information regarding these and other matters.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk — The Company's primary risk relates to changes in interest rates on its long-term debt under its senior debt facility.  At October 31, 2004, the senior debt facility represented $56.0 million of the total debt outstanding of $59.3 million.  A significant amount of the remaining debt of $3.3 million bears interest at fixed rates ranging from 3 to 6 percent.  The Company's senior term loan and revolving line of credit bear interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") or the Prime Rate.  Accordingly, the Company believes the carrying value of its variable rate, long-term debt approximates fair value.  The Company has not entered into derivative contracts or other financial instruments for speculative or trading purposes.  Furthermore, the Company is not currently using financial instruments, such as interest rate swaps or hedges, to minimize the impact of interest rate fluctuations on earnings and cash flow, however, management could use such instruments if warranted based on estimates of future interest rates.  Using the average outstanding long-term debt under the senior debt facility for the first three months of fiscal 2005 of $43.0 million, a one percent change in the floating rates would change cash flow and earnings before income taxes by approximately $430,000 on an annualized basis.

Inventory Risk — The steel industry is characterized by changing customer demands, foreign competition, government influence on raw material and finished good import prices, manufacturing capacity and the financial instability of a number of domestic steel producers.  Due to foreign demand for domestic steel and scrap, the lack of availability and high-cost of steel-making inputs such as coke, scrap metal and energy, and the weakening value of the U.S. dollar, the cost of carbon steel coil is dramatically increasing and in some cases steel is unavailable.  The Company’s short-term ability to raise prices to its customers is often not as related to the change in the cost of its steel coil raw materials as it is to the competition that exists in the markets into which the tubing is being sold.  The Company's inability to raise prices to offset increases in steel costs or future declines in sales prices may result in unrealizable inventory values and a decline in profit margins.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or finished good and raw material prices could have a significant impact on the value of the Company's inventory and reported operating results.

Natural Gas Risk — The Company uses natural gas in significant quantities as part of its manufacturing processes.  From time to time, the Company experiences significant increases and decreases in the price of natural gas.  The Company's ability to raise prices to offset increasing gas costs may prove to be difficult, which could result in declines in profit margins.  The Company currently has various fixed price and NYMEX swap contracts in order to manage natural gas risk.  Contract terms range from 6 months to 3 years at prices ranging from $5.03 per mcf to $6.20 per mcf.  Contracts will essentially lock in prices for 5,000 mcf per month from October 2004 through April 2005 and 10,000 mcf per month from November 2004 through September 2006.  Management believes such contracts are warranted based on estimates of future prices and the amount of natural gas used by the Company.  The average amount of natural gas used per month in fiscal 2004 was 34,000 mcf at an average price of $5.35 per mcf.  At October 31, 2004, the Company’s natural gas hedges had a positive net fair value of $588,000.  This amount is included in other assets on the Company’s balance sheet with a corresponding credit balance of $363,000, net of a deferred tax liability of $225,000, reported in stockholders’ equity as accumulated other comprehensive income, net of taxes.

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

Item  2.           Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item  3.           Defaults Upon Senior Securities

        None

Item  4.           Submission of Matters to a Vote of Security Holders

        None

Item  5.           Other Information

        On November 4, 2004, the Company announced that its special committee, comprised of three independent directors, and its full Board of Directors had unanimously approved a revised fractional share price of $6.50 under the proposed reverse stock split.  The reader should refer to Part I, Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events" of this Form 10-Q and to the Company's Current Report on Form 8-K, dated November 4, 2004.

Item  6.           Exhibits

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

            December 14, 2004                              /s/Michael P. Howard
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